Form 10-Q
period 2012-04-01
Fiesta Restaurant Group, Inc.
filed 2012-05-10
CIK 1534992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35373

FIESTA RESTAURANT GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	90-0712224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

968 James Street Syracuse, New York	13203
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (315) 424-0513

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on their Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2012, Fiesta Restaurant Group, Inc. had 23,161,822 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED APRIL 1, 2012

FIESTA RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$4,727	$13,670
Trade receivables	6,154	4,842
Inventories	2,127	2,264
Prepaid rent	2,346	2,397
Prepaid expenses and other current assets	2,854	2,660
Deferred income taxes	1,853	1,776

Total current assets	20,061	27,609
Property and equipment, net	196,359	195,122
Goodwill (Note 2)	123,484	123,484
Intangible assets, net	272	301
Deferred income taxes	13,664	11,659
Deferred financing costs, net	6,578	6,908
Other assets	4,370	5,083

Total assets	$364,788	$370,166

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt (Note 6)	$60	$59
Due to parent company (Note 5)	1,330	1,511
Accounts payable	7,856	7,515
Accrued interest	2,325	7,152
Accrued payroll, related taxes and benefits	9,861	12,154
Accrued real estate taxes	1,902	3,197
Other liabilities	5,704	5,085

Total current liabilities	29,038	36,673
Long-term debt, net of current portion (Note 6)	200,933	200,949
Lease financing obligations (Note 7)	123,232	123,019
Deferred income—sale-leaseback of real estate	3,985	4,055
Other liabilities (Note 4)	10,766	10,142

Total liabilities	367,954	374,838
Commitments and contingencies (Note 10)
Stockholder’s equity (deficit):
Common stock, par value $.01; authorized 100,000,000 shares, issued 23,161,822 shares and outstanding 22,727,422 shares	227	227
Additional paid-in capital	6,716	3,345
Retained earnings (deficit) (Note 5)	(10,109)	(8,244)

Total stockholder’s equity (deficit)	(3,166)	(4,672)

Total liabilities and stockholder’s equity (deficit)	$364,788	$370,166

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In thousands of dollars, except per share amounts)

(Unaudited)

	Three months ended March 31
	2012	2011
Revenues:
Restaurant sales	$125,566	$115,251
Franchise royalty revenues and fees	576	365

Total revenues	126,142	115,616

Costs and expenses:
Cost of sales	40,784	36,344
Restaurant wages and related expenses (including stock-based compensation expense of $4 and $5, respectively)	33,825	31,633
Restaurant rent expense	3,967	4,060
Other restaurant operating expenses	15,829	14,743
Advertising expense	4,295	4,119
General and administrative (including stock-based compensation expense of $1,046 and $411, respectively)	11,080	8,921
Depreciation and amortization	4,840	4,797
Impairment and other lease charges (Note 3)	6,900	264

Total operating expenses	121,520	104,881

Income from operations	4,622	10,735
Interest expense	7,969	4,845

Income (loss) before income taxes	(3,347)	5,890
Provision (benefit) for income taxes (Note 8)	(1,482)	2,276

Net income (loss)	$(1,865)	$3,614

Basic and diluted net income (loss) per share	$(0.08)	$0.16

Basic and diluted weighted average common shares outstanding	23,161,822	23,161,822

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows provided from (used for) operating activities:
Net income (loss)	$(1,865)	$3,614
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	60	73
Stock-based compensation	871	416
Impairment and other lease charges	6,900	264
Depreciation and amortization	4,840	4,797
Amortization of deferred financing costs	385	61
Amortization of deferred gains from sale-leaseback transactions	(70)	(64)
Accretion of interest on lease financing obligations	213	10
Deferred income taxes	(2,081)	(293)
Changes in other operating assets and liabilities:	(9,875)	(2,683)

Net cash provided from (used for) operating activities	(622)	6,195

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(5,365)	(2,543)
Restaurant remodeling	(1,273)	(1,517)
Other restaurant capital expenditures	(1,692)	(973)
Corporate and restaurant information systems	(213)	(92)

Total capital expenditures	(8,543)	(5,125)
Properties purchased for sale-leaseback	(2,082)	—
Proceeds from sale-leaseback transactions	—	1,861

Net cash used for investing activities	(10,625)	(3,264)

Cash flows provided by (used for) financing activities:
Payments to parent company, net	(181)	(2,899)
Capital contribution from parent company	2,500	—
Principal payments on capital leases	(15)	(14)

Net cash provided by (used for) financing activities	2,304	(2,913)

Net increase (decrease) in cash	(8,943)	18
Cash, beginning of period	13,670	2,583

Cash, end of period	$4,727	$2,601

Supplemental disclosures:
Interest paid on long-term debt	$9,407	$—
Interest paid on lease financing obligations	$2,754	$2,802
Accruals for capital expenditures	$475	$740

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars)

1. Basis of Presentation

Business Description. At April 1, 2012 the Company operated 86 Pollo Tropical restaurants, of which 85 were located in Florida and one was located in Georgia, and franchised a total of 33 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad, two in Venezuela, two in Costa Rica and three on college campuses in Florida. At April 1, 2012, the Company also owned and operated 157 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, two in Texas and one in Georgia.

Basis of Consolidation. The consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta Restaurant Group, Inc. (“Fiesta Restaurant Group”) and its wholly-owned subsidiaries Pollo Operations, Inc. and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries, (collectively “Taco Cabana”). Fiesta Restaurant Group was incorporated in April 2011. In May 2011, Carrols Corporation (“Carrols” or “Parent Company”) contributed all of the outstanding capital stock of Pollo Tropical and Taco Cabana to Fiesta Restaurant Group in exchange for all of the outstanding capital stock of Fiesta Restaurant Group and Fiesta Restaurant Group became a wholly-owned subsidiary of Carrols. On May 7, 2012 all outstanding shares of Fiesta Restaurant Group common stock which were held by Carrols were distributed in the form of a pro rata dividend to the stockholders of Carrols Restaurant Group (as defined below). See Note 12 for additional information. Unless the context otherwise requires, Fiesta Restaurant Group and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. Carrols is a wholly-owned subsidiary of Carrols Restaurant Group, Inc., a publicly traded company (“Carrols Restaurant Group”). The consolidated financial statements have been prepared as if the Company was in existence for all periods presented. All intercompany transactions have been eliminated in consolidation.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal year ended January 1, 2012 will be referred to as fiscal year ended December 31, 2011. Similarly, all references herein to the three months ended April 1, 2012 and April 3, 2011 will be referred to as the three months ended March 31, 2012 and March 31, 2011, respectively. The fiscal year ended December 31, 2011 contained 52 weeks. The three months ended March 31, 2012 and 2011 each contained thirteen weeks.

Allocations. Carrols provides administrative support to the Company for executive management, information systems and certain accounting, legal and other administrative functions. See Note 5—Due to parent company for a listing and amount of such transactions. For the three months ended March 31, 2012 and 2011, these costs were allocated to the Company based primarily on a pro-rata share of either the Company’s revenues, number of restaurants or number of employees. The accompanying consolidated financial statements have been prepared from the separate records maintained by the Company and may not necessarily be indicative of the results of operations or cash flows that would have resulted had these and other related-party transactions been consummated with unrelated parties or had the Company been a stand-alone company.

The unaudited consolidated financial statements for the three months ended March 31, 2011 also reflect interest expense allocated by Carrols to the Company. Effective with the refinancing discussed in Note 6, on August 5, 2011 the Company secured its own financing and interest allocations from Carrols ceased. Management believes that its allocations are reasonable and based on a systematic rational method; however, they are not necessarily indicative of the actual financial results of the Company, including such expenses that would have been incurred by the Company had it been operating as a separate, stand-alone entity for the periods presented. As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is presented for the historical periods presented in the consolidated financial statements. Consequently, the financial information herein may not reflect the financial position, results of operations and cash flows of the Company in the future or if the Company had been an independent stand-alone entity during the periods presented. Carrols’ and the Company’s management believe that the consolidated financial statements include all adjustments necessary for a fair presentation of the businesses.

On April 16, 2012, the board of directors of Carrols Restaurant Group approved the spin-off of the Company, which through the Company’s subsidiaries, owns and operates the Pollo Tropical and Taco Cabana restaurant brands. Carrols Restaurant Group will continue to own and operate its franchised Burger King restaurants though its subsidiaries Carrols and Carrols LLC.

In connection with the spin-off, on April 24, 2012, Carrols Restaurant Group and Carrols entered into several agreements with the Company that govern Carrols Restaurant Group’s post spin-off relationship with the Company, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement.

The Company filed with the Securities and Exchange Commission (the “SEC”) a Form 10 registration statement, File No, 001-35373, as amended (the “Registration Statement”), which includes as an exhibit thereto an information statement which describes the spin-off. This Registration Statement, which registered the Company’s common stock under the Securities Exchange Act of 1934, as amended, was declared effective by the SEC on April 25, 2012.

On May 7, 2012, Carrols Restaurant Group completed the spin-off of Fiesta Restaurant Group in the form of a pro rata dividend of all of the Company’s issued and outstanding common stock to Carrols Restaurant Group’s stockholders whereby each stockholder of Carrols Restaurant Group’s common stock of record on April 26, 2012 received one share of the Company’s common stock for every one share of Carrols Restaurant Group common stock held. As a result of the spin-off, the Company is now an independent company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.” Carrols Restaurant Group’s common stock will continue to trade on The NASDAQ Global Market under the symbol “TAST.”

FIESTA RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars)

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2012 and 2011 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Registration Statement. The December 31, 2011 balance sheet data is derived from those audited financial statements.

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•

Current Assets and Liabilities. The carrying values of cash, trade receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments, which are considered Level 3.

•

Fiesta Restaurant Group Senior Secured Second Lien Notes. The fair value of outstanding senior secured second lien notes is based on recent trading values, which are considered Level 2, and at March 31, 2012, was approximately $211.0 million.

•	Revolving Credit Facility. There were no outstanding borrowings under the Company’s revolving credit facility at March 31, 2012.

See Note 3 for discussion of the fair value measurement of non-financial assets.

Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include: allocations of Carrols general and administrative expenses and interest expense on amounts due to Carrols, accrued occupancy costs, insurance liabilities, evaluation for impairment of goodwill and long-lived assets and lease accounting matters. Actual results could differ from those estimates.

Subsequent Events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s financial statements.

2. Goodwill

On July 9, 1998, Carrols purchased Pollo Tropical for a cash purchase price of $96.6 million and on December 19, 2000, Carrols acquired Taco Cabana for $154.7 million. The excess purchase price over net assets acquired, or goodwill, for Pollo

FIESTA RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars)

Tropical was approximately $64.0 million and for Taco Cabana was approximately $70.5 million. Such goodwill was amortized prior to January 1, 2002. All assets and liabilities acquired, including initial goodwill amounts, were recorded in the Company’s consolidated balance sheet.

The Company is required to review goodwill for impairment annually or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of December 31 and has determined its reporting units to be at the brand level for Pollo Tropical and Taco Cabana. The Company does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values.

There have been no changes in goodwill or goodwill impairment losses during the three months ended March 31, 2012 or the year ended December 31, 2011. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Total
Balance, March 31, 2012	$56,307	$67,177	$123,484

3. Impairment of Long-Lived Assets and Other Lease Charges

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries.

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the three months ended March 31, 2012 totaled $0.3 million.

Impairment and other lease charges (recoveries) recorded on long-lived assets for the Company’s segments were as follows:

	Three Months Ended March 31,
	2012	2011
Pollo Tropical	$5,879	$272
Taco Cabana	1,021	(8)

	$6,900	$264

During the three months ended March 31, 2012, the Company recorded other lease charges of $1.8 million and impairment charges of $4.1 million associated with the closure of the Company’s five Pollo Tropical restaurants in New Jersey in the first quarter of 2012. The Company also recorded an impairment charge of $1.0 million related to two Taco Cabana restaurants.

During the three months ended March 31, 2011, the Company recorded impairment and other lease charges of $0.3 million which primarily included $0.2 million in other lease charges for a Pollo Tropical restaurant that was closed in the first quarter of 2011.

FIESTA RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars)

4. Other Liabilities, Long-Term

Other liabilities, long-term, consisted of the following:

	March 31, 2012	December 31, 2011
Accrued occupancy costs	$8,161	$7,459
Accrued workers’ compensation and general liability claims	1,232	1,251
Deferred compensation	724	710
Other	649	722

	$10,766	$10,142

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

The following table presents the activity in the closed-store reserve, of which $2.1 million and $1.1 are included in long-term accrued occupancy costs above at March 31, 2012 and December 31, 2011, with the remainder in other current liabilities:

	Three months ended March 31, 2012	Year ended December 31, 2011
Balance, beginning of period	$2,246	$1,665
Provisions for restaurant closures	1,796	800
Accruals (recoveries) for additional lease charges	(67)	649
Payments, net	(241)	(1,021)
Other adjustments	46	153

Balance, end of period	$3,780	$2,246

5. Due To Parent Company

Amounts shown as due to parent company at March 31, 2012 and December 31, 2011 in the accompanying consolidated balance sheets represent amounts related to administrative support provided by Carrols and taxes payable by the Company to Carrols due to the Company’s inclusion in Carrols’ consolidated federal and certain state income tax returns.

Prior to August 5, 2011, interest expense has been allocated to the Company based on the amount due to parent company during the year and the weighted average interest rate in effect for the period for Carrols on its long-term debt obligations, excluding lease financing obligations. Effective with the Company’s debt financings on August 5, 2011, intercompany interest allocations from Carrols ceased. The weighted average interest rate used for the allocation of interest to the Company for the three months ended March 31, 2011 was 6.2%. Interest expense on the amount due to parent company was $2.0 million for the three months ended March 31, 2011. Management believes the allocation basis for interest expense was reasonable based on the historical financing needs of the Company. However, such estimates are not necessarily representative of the costs in the future or if the Company had been a standalone entity during the periods presented.

In the first quarter of 2012, Carrols made a capital contribution in cash to the Company of $2.5 million. This capital contribution was a portion of the excess cash proceeds from the debt refinancings in 2011 discussed in Note 6. Also in the first quarter of 2012 Carrols made a capital contribution of $0.9 million which represented stock compensation expense applicable to equity awards in Carrols Restaurant Group’s common stock.

Allocated Expenses. The administrative support provided by Carrols to the Company has been allocated based on either a pro-rata percentage of the Company’s revenues, number of restaurants or number of employees. The administrative support expenses are subject to a management services agreement and include centralized corporate functions provided by Carrols

FIESTA RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars)

including executive management, information systems, finance, legal, accounting, internal audit and human resources and certain other administrative functions. During the three months ended March 31, 2012 and 2011, the Company was allocated $3.2 million and $2.9 million, respectively, of general corporate administrative expenses and stock-based compensation which have been included in general and administrative expenses on the accompanying consolidated statements of operations. The allocated administrative expenses were as follows:

	Three Months Ended March 31,
	2012	2011
Allocated financial services	$912	$680
Allocated information systems services	461	502
Allocated executive management and other administrative services	1,661	1,442
Allocated stock-based compensation	180	234

	$3,214	$2,858

As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of administrative expenses and stock-based compensation are reasonable. However, such expenses may not be indicative of the actual expenses that would have been or could be incurred by the Company if it was to operate as a stand-alone company. As such, the financial information herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company in the future or if the Company had been a stand-alone entity during the periods presented.

Stock-based compensation includes equity awards granted to employees of the Company as well as allocated stock-based compensation expense associated with Carrols employees that provide administrative support to the Company. Effective August 15, 2011, Timothy P. Taft was hired as the new Chief Executive Officer and President of the Company. On the one month anniversary of the date that the shares of the Company’s common stock (“Fiesta Common Stock”) began trading publicly, which was May 8, 2012, the Company’s Chief Executive Officer will receive a grant of restricted Fiesta Common Stock with an aggregate value of $2.0 million, based upon the average trading price of Fiesta Common Stock for the first four weeks the shares commenced trading publicly. The restricted shares of Fiesta Common Stock to be granted to Mr. Taft will vest over four years at the rate of 25% per annum beginning on the first anniversary of the date of grant and will be subject to the provisions of the stock incentive plan adopted by the Company effective upon the consummation of the spin-off. Stock-based compensation expense for this award will be recorded by Fiesta Restaurant Group upon completion of the spin-off.

6. Long-term Debt

Long term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Collateralized:
Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes	$200,000	$200,000
Capital leases	993	1,008

	200,993	201,008
Less: current portion of long-term debt	(60)	(59)

	$200,933	$200,949

On August 5, 2011, Carrols LLC (a wholly owned subsidiary of Carrols that operates the Company’s Burger King restaurants) and the Company each entered into new and independent financing arrangements. The Company’s new senior secured credit facility consists of a revolving credit facility that provides for aggregate borrowings of up to $25.0 million. The Company also issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 (the “Notes”). The proceeds from these financings were used by Carrols to repay amounts outstanding under Carrols senior credit facility and Carrols 9% senior subordinated notes due 2013, as well as to pay all related fees and expenses.

New Senior Secured Revolving Credit Facility. On August 5, 2011 the Company entered into a new first lien senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million

FIESTA RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars)

available for letters of credit). The facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under facility, and matures on February 5, 2016. On April 1, 2012, there were no outstanding borrowings under the Company’s senior secured revolving credit facility.

Borrowings under the facility bear interest at a per annum rate, at the Company’s option, of either (all terms as defined in the facility):

1) the Alternate Base Rate plus the applicable margin of 2.0% to 2.75% based on the Company’s Adjusted Leverage Ratio (with a margin of 2.5% at April 1, 2012), or

2) the LIBOR Rate plus the applicable margin of 3.0% to 3.75% based on the Company’s Adjusted Leverage Ratio (with a margin of 3.5% at April 1, 2012).

The Company’s obligations under its senior secured credit facility are secured by a first priority lien on substantially all of the Company’s assets and its material subsidiaries, as guarantors, (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

The Company’s senior secured credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of the Company having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of April 1, 2012, the Company was in compliance with the covenants under its secured credit facility. After reserving $9.4 million for letters of credit guaranteed by the senior secured credit facility, $15.6 million was available for borrowing at April 1, 2012.

Senior Secured Second Lien Notes. On August 5, 2011, the Company issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 pursuant to an indenture dated as of August 5, 2011 governing such Notes. The Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15. The Notes are guaranteed by all of the Company’s material subsidiaries and are secured by second-priority liens on substantially all of the Company’s and its material subsidiaries’ assets, (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

The indenture governing the Notes and the security agreement provide that any capital stock and equity interests of any of the Company’s material subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the Notes then outstanding.

The Notes are redeemable at the Company’s option in whole or in part at any time after February 15, 2014 at a price of 104.438% of the principal amount plus accrued and unpaid interest, if any, if redeemed before February 15, 2015, 102.219% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2015 but before February 15, 2016 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2016. Prior to February 14, 2014, the Company may redeem some or all of the Notes at a redemption price of 100% of the principal amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, at any time prior to February 15, 2014, the Company may redeem up to 35% of the Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 108.875% of the principal amount of each note to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

The Notes are jointly and severally guaranteed, unconditionally and in full by the Company’s material subsidiaries which are directly or indirectly wholly-owned by the Company. Separate condensed consolidating information is not included because the Company is a holding company with all of its operations conducted through the guarantor subsidiaries. There are no significant restrictions on the ability of the Company or any of the guarantor subsidiaries to obtain funds from its respective subsidiaries. All consolidated amounts in the Company’s financial statements are representative of the combined guarantors.

The indenture governing the Notes includes certain covenants, including limitations and restrictions on the Company and its material subsidiaries who are guarantors under such indenture to incur additional debt, issue preferred stock, pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments, incur

FIESTA RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars)

liens, sell assets, enter into transactions with affiliates, agree to payment restrictions affecting certain of its material subsidiaries and enter into mergers, consolidations or sales of all or substantially all of the Company’s or its material subsidiaries’ assets.

The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these Notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of April 1, 2012 with the restrictive covenants of the indenture governing the Notes.

7. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years that did not qualify for sale-leaseback accounting due to certain forms of continuing involvement and, as a result, the leases were classified as financing transactions in both the Carrols consolidated financial statements and the Company’s consolidated financial statements. At March 31, 2012 and December 31, 2011, the balance of these lease financing obligations was $9.1 million and $8.9 million, respectively.

In addition, for certain of the Company’s sale-leaseback transactions, Carrols has guaranteed the lease payments on an unsecured basis or is the primary lessee on the leases associated with certain of the Company’s sale-leaseback transactions. In the Company’s consolidated financial statements, ASC 840-40 “Sale-Leaseback Transactions”, requires the Company to classify these leases as lease financing transactions because the guarantee from a related party constitutes continuing involvement and causes the sale to not qualify for sale-leaseback accounting. The accompanying consolidated balance sheets include lease financing obligations associated with these transactions of $114.2 million and $114.1 million at March 31, 2012 and December 31, 2011, respectively. Subsequent to the completion of the spin-off of the Company by Carrols Restaurant Group on May 7, 2012, these sale-leaseback transactions qualified for sale-leaseback accounting (and the treatment of such related leases as operating leases) due to the cure or elimination of the provisions that previously precluded sale-leaseback accounting in our financial statements.

Under the financing method, the assets remain on the consolidated balance sheet and the net proceeds received by the Company from these transactions are recorded as a lease financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

These leases generally provide for an initial term of 20 years plus renewal options. The rent payable under such leases includes a minimum rent provision and in some cases, includes rent based on a percentage of sales. These leases also require payment of property taxes, insurance and utilities.

The interest rates on lease financing obligations ranged from 7.0% to 10.8% at March 31, 2012. Interest expense associated with lease financing obligations for the three months ended March 31, 2012 and 2011 was $3.0 million and $2.8 million, respectively.

FIESTA RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars)

8. Income Taxes

The Company’s taxable income has historically been included in the consolidated U.S. federal income tax return of Carrols and in income tax returns filed by Carrols with certain state taxing jurisdictions. The Company’s income tax provision has been computed and presented in these consolidated financial statements as if it were a separate taxpaying entity and was comprised of the following for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Current	$599	$2,569
Deferred	(2,081)	(293)

	$(1,482)	$2,276

The benefit for income taxes for the three months ended March 31, 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.6%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the benefit for income taxes by $56 in the three months ended March 31, 2012.

The provision for income taxes for the three months ended March 31, 2011 was derived using an estimated effective annual income tax rate for 2011 of 38.7%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $11 for the three months ended March 31, 2011.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of March 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

9. Business Segment Information

The Company is engaged in the quick-casual restaurant industry, with two restaurant concepts: Pollo Tropical and Taco Cabana. Pollo Tropical is a quick-casual restaurant brand offering a wide selection of tropical and Caribbean inspired food, featuring grilled chicken marinated in a proprietary blend of tropical fruit juices and spices. Taco Cabana is a quick-casual restaurant brand offering a wide selection of fresh Tex-Mex and traditional Mexican food, including sizzling fajitas, quesadillas, enchiladas, burritos and other Tex-Mex dishes.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies discussed in Note 1. The following table includes Adjusted Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment and capitalized costs associated with the issuance of indebtedness in 2011 discussed in Note 6.

FIESTA RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars)

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
March 31, 2012:
Total revenues	$57,834	$68,308	$—	$126,142
Cost of sales	19,168	21,616	—	40,784
Restaurant wages and related expenses	13,292	20,533	—	33,825
Restaurant rent expense	1,201	2,766	—	3,967
General and administrative expense	5,210	5,870	—	11,080
Depreciation and amortization	2,223	2,617	—	4,840
Adjusted Segment EBITDA	11,214	6,198
Capital expenditures	4,550	3,900	93	8,543

March 31, 2011:
Revenues	$52,235	$63,381	$—	$115,616
Cost of sales	17,149	19,195	—	36,344
Restaurant wages and related expenses	12,294	19,339	—	31,633
Restaurant rent expense	1,368	2,692	—	4,060
General and administrative expense	4,106	4,815	—	8,921
Depreciation and amortization	2,203	2,594	—	4,797
Adjusted Segment EBITDA	9,870	6,342
Capital expenditures	1,192	3,841	92	5,125

Identifiable Assets:
At March 31, 2012	$156,470	$199,208	$9,110	$364,788
At December 31, 2011	$156,093	$206,807	$7,266	$370,166

A reconciliation of Adjusted Segment EBITDA to consolidated net income follows:

	Three months ended March 31,
	2012	2011
Adjusted Segment EBITDA:
Pollo Tropical	$11,214	$9,870
Taco Cabana	6,198	6,342
Less:
Depreciation and amortization	4,840	4,797
Impairment and other lease charges	6,900	264
Interest expense	7,969	4,845
Provision (benefit) for income taxes	(1,482)	2,276
Stock-based compensation	1,050	416

Net income	$(1,865)	$3,614

10. Commitments and Contingencies

The Company is a party to various litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.

11. Recent Accounting Developments

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further

FIESTA RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars)

impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of this guidance on its annual testing for goodwill impairment at December 31, 2012.

12. Subsequent Event

In connection with the spin-off of the Company to the shareholders of Carrols Restaurant Group, the Board of Directors of the Company has authorized a 23,161.822 for one split of its outstanding common stock that was effective on April 19, 2012. Accordingly, all references to share and per share amounts related to common stock included in the consolidated financial statements and accompanying notes have been adjusted to reflect the stock split and change in the number of authorized shares. The stock split has been retroactively applied to the Company’s financial statements.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD & A”) we refer to Fiesta Restaurant Group, Inc. as “Fiesta Restaurant Group” and together with its consolidated subsidiaries as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires.

Throughout this MD&A, we refer to Carrols Restaurant Group, Inc., our former indirect parent company as “Carrols Restaurant Group” unless otherwise indicated or the context otherwise requires. Throughout this MD&A, we refer to Carrols Corporation, a wholly-owned subsidiary of Carrols Restaurant Group as “Carrols” unless otherwise indicated or the context otherwise requires.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 1, 2012 and January 2, 2011 will be referred to as the fiscal years ended December 31, 2011 and 2010, respectively. Similarly, all references herein to the three months ended April 1, 2012 and April 3, 2011 will be referred to as the three months ended March 31, 2012 and 2011, respectively. The fiscal years ended December 31, 2011 and 2010 each contained 52 weeks and the three months ended March 31, 2012 and 2011 each contained thirteen weeks.

Introduction

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and in the Registration Statement on Form 10, as amended, File No. 001-35373 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our financial results for the three months ended March 31, 2012.

Results of Operations—an analysis of our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, including a review of the material items and known trends and uncertainties.

Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Application of Critical Accounting Policies—an overview of accounting policies requiring critical judgments and estimates.

Effects of New Accounting Standards—a discussion of new accounting standards and any implications related to our financial statements.

Forward Looking Statements—cautionary information about forward-looking statements and a description of certain risks and projections.

Company Overview

We own and operate two quick-casual restaurant brands, Pollo Tropical® and Taco Cabana® which we acquired in 1998 and 2000, respectively. Our Pollo Tropical restaurants offer a wide selection of tropical and Caribbean inspired food, while our Taco Cabana restaurants offer a wide selection of fresh Tex-Mex and traditional Mexican food. Our differentiated brands are positioned within the quick-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the menu variety, use of fresh ingredients, food quality, decor and service more typical of casual dining restaurants. As of April 1, 2012, our company-owned restaurants included 86 Pollo Tropical restaurants and 157 Taco Cabana restaurants.

We franchise our Pollo Tropical restaurants and as of April 1, 2012, we had 33 franchised restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, the Bahamas, Venezuela, Costa Rica and on college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Panama, Tobago, Aruba, Curacao and Bonaire. Although we are not actively franchising our Taco Cabana restaurants, we had five Taco Cabana franchised restaurants as of April 1, 2012, located in Texas, New Mexico and Georgia.

The following is an overview of the key financial measures discussed in our results of operations:

•

Restaurant sales consist of food and beverage sales, net of discounts, at our company-owned and operated restaurants. Restaurant sales are influenced by menu price increases, new restaurant openings, closures of restaurants and changes in comparable restaurant sales. Restaurants are included in comparable restaurant sales after they have been open for 18 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year.

•

Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. Key commodities, including chicken and beef, are generally purchased under contracts for future periods up to one year.

•

Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related taxes and benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers’ compensation insurance and state unemployment insurance.

•	Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by the amortization of gains on sale-leaseback transactions.

•	Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are utilities, repairs and maintenance, real estate taxes and credit card fees.

•	Advertising expense includes all promotional expenses including television, radio, billboards and other sponsorships and promotional activities.

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our brands and the management oversight of the operation of our restaurants; (2) legal, auditing and other professional fees and stock-based compensation expense; and (3) allocated costs based on our pro-rata share of Carrols’ expenses for executive management, administrative support services and stock-based compensation expense. The allocated costs may not be indicative of the actual expenses that would have been or could be incurred by us if we operated as a stand-alone company during the periods presented.

•

Adjusted Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on the extinguishment of debt. Adjusted Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted Segment EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions.

•

Depreciation and amortization expense primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants and the depreciation of assets under lease financing obligations.

•

Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries.

•

Interest expense, subsequent to August 5, 2011 consists of interest expense associated with our $200 million of 8.875% Senior Secured Second Lien Notes due 2016 (“the Notes”), borrowings under our senior secured credit facility, the amortization of deferred financing costs, imputed interest expense on leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations and any gains and losses from the settlement of lease financing obligations. Prior to August 5, 2011, interest expense included an allocation of interest expense due to Carrols, based on amounts due to Carrols in each respective period.

Recent and Future Events Affecting our Results of Operations

Spin-off of Fiesta Restaurant Group, Inc.

On April 16, 2012, the board of directors of Carrols Restaurant Group approved the spin-off of us, which through our subsidiaries, owns and operates the Pollo Tropical and Taco Cabana restaurant brands. Carrols Restaurant Group will continue to own and operate its franchised Burger King restaurants through its subsidiaries Carrols and Carrols LLC.

In connection with the spin-off, on April 24, 2012, Carrols Restaurant Group and Carrols entered into several agreements with us that govern Carrols Restaurant Group’s post spin-off relationship with us, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement.

We filed with the SEC the Registration Statement, which includes as an exhibit thereto an information statement which describes the spin-off. This Registration Statement, which registered our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was declared effective by the SEC on April 25, 2012.

On May 7, 2012, Carrols Restaurant Group completed the spin-off of Fiesta Restaurant Group in the form of a pro rata dividend of all of our issued and outstanding common stock to Carrols Restaurant Group’s stockholders whereby each stockholder of Carrols Restaurant Group’s common stock of record on April 26, 2012 received one share of our common stock for every one share of Carrols Restaurant Group common stock held. As a result of the spin-off, we are now an independent company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI,” Carrols Restaurant Group’s common stock will continue to trade on The NASDAQ Global Market under the symbol “TAST.”

Refinancing of Outstanding Indebtedness

On August 5, 2011, we and Carrols LLC each entered into new and independent financing arrangements, the proceeds from which were used to distribute funds to Carrols to enable Carrols to repay its existing indebtedness, as well as to pay all related fees and expenses. In the first quarter of 2012 Carrols transferred to us $2.5 million of excess cash proceeds from the financings.

On August 5, 2011 we sold $200 million of Notes and entered into a $25 million senior secured revolving credit facility which was undrawn at closing. Effective with the issuance of the Notes, amounts due to Carrols at August 5, 2011 were repaid and we will be independently funding our operations including payment to Carrols for our pro-rata share for executive management and administrative support provided by Carrols to us.

In connection with the sale of $200 million of the Notes, we and certain of our subsidiaries entered into a registration rights agreement dated as of August 5, 2011, with Wells Fargo Securities, LLC and Jefferies & Company, Inc. In general, the registration rights agreement provides that we and certain of our subsidiaries agreed to file, and cause to become effective, a registration statement with the SEC in which we offer the holders of the Fiesta Notes the opportunity to exchange such notes for newly issued notes that have terms which are identical to the Fiesta Notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”), which we refer to as the “exchange notes”. Under the registration rights agreement, we filed a registration statement on Form S-4 for the exchange notes with the SEC on April 30, 2012 and we will be required to consummate the exchange of the Fiesta Notes for exchange notes within 360 days of August 5, 2011.

Lease Financing Obligations

For certain of our sale-leaseback transactions, Carrols has guaranteed the lease payments on an unsecured basis or is the primary lessee on the leases associated with certain of our sale-leaseback transactions. In our consolidated financial statements, ASC 840-40 “Sale-Leaseback Transactions”, requires us to classify these leases as lease financing transactions because the guarantee from a related party constitutes continuing involvement and causes the sale to not qualify for sale-leaseback accounting. Under the financing method, the assets remain on our consolidated balance sheet and continue to be depreciated and the net proceeds received by us from these transactions are recorded as a lease financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations rather than as rent expense. Lease financing obligations associated with these transactions were $114.2 million at March 31, 2012.

Such leases qualified for sale-leaseback accounting upon the spin-off from Carrols Restaurant Group on May 7, 2012 due to the cure or elimination of certain provisions that previously precluded sale-leaseback accounting (and the treatment of such leases as operating leases) in our consolidated financial statements. This was primarily due to guarantees from Carrols Corporation, our parent company, prior to the spin-off which were considered guarantees from a related party. On a pro forma basis if such events occurred as of January 1, 2012 our restaurant rent expense would have been higher by $1.9 million and totaled $5.9 million, depreciation and amortization expense would have been $0.5 million lower and totaled $4.3 million and interest expense would have $2.6 million lower and totaled $5.4 million. Lease financing obligations would have been reduced by $114.1 million and assets subject to lease financing obligations would have been reduced by $81.1 million.

Future Restaurant Closures

We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant and the cost of any necessary future capital improvements. We may elect to close restaurants based on such evaluation.

In the first quarter of 2012, we closed our five Pollo Tropical restaurants in New Jersey and one underperforming Taco Cabana restaurant. Two of the five Pollo Tropical restaurant location’s assets were previously impaired as of January 1, 2012 and have a base lease term ending in 2012. We also closed two underperforming Pollo Tropical restaurants and one underperforming Taco Cabana restaurant in 2011. We currently do not anticipate closing any additional Pollo Tropical and Taco Cabana restaurants in 2012.

We do not believe that the future impact on our consolidated results of operations from such restaurant closures will be material, although there can be no assurance in this regard. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.

Executive Summary—Consolidated Operating Performance for the Three Months Ended March 31, 2012

Total revenues increased 9.1% in the first quarter of 2012 to $126.1 million. Comparable restaurant sales in the first quarter of 2012 increased 9.4% at our Pollo Tropical restaurants and increased 6.1% at our Taco Cabana restaurants. The comparable restaurant sales increases at Pollo Tropical were primarily a result of higher customer traffic although average check also increased in the first quarter of 2012. The comparable sales increase at our Taco Cabana restaurants was due both to higher customer traffic and an increase in average check.

Restaurant operating margins in the first quarter of 2012 were negatively impacted by higher food commodity costs at each of our restaurant brands as cost of sales, as a percentage of consolidated restaurant sales, increased to 32.5% from 31.5%. These increases were partially offset by menu price increases taken in the last twelve months at each of our brands. As a percentage of total restaurant sales, restaurant wages and related expenses decreased to 26.9% in the first quarter of 2012 from 27.4% in the first quarter of 2011 due to the effect of higher sales volumes on fixed labor costs at each of our restaurant brands. Advertising expense decreased to 3.4% in the first quarter of 2012 from 3.6% in the first quarter of 2011 primarily from higher sales from promotional activities at Pollo Tropical. Operating results were also favorably impacted by lower utility costs which, as a percentage of total restaurant sales, decreased to 2.9% in the first quarter of 2012 from 3.3% in the first quarter of 2011.

General and administrative expenses increased to $11.1 million in the first quarter of 2012 from $8.9 million in the first quarter of 2011 due in part to higher stock-based compensation expense and other costs of $1.1 million related to the conversion of Carrols Restaurant Group’s outstanding stock options into either shares of Carrols Restaurant Group’s common stock or restricted common stock in connection with the spin-off and the acceleration of vesting of restricted stock awards of our former Chairman upon his departure from our Board of Directors. General and administrative expenses in the first quarter of 2012 also included $0.6 million of legal and other costs incurred in connection with the spin-off and higher administrative bonus accruals of $0.4 million.

Impairment and other lease charges in the first quarter of 2012 were $6.9 million compared to $0.3 million in the first quarter of 2011 and were due to the closure of our five Pollo Tropical restaurants in New Jersey and impairment charges for two Taco Cabana restaurants.

Total interest expense increased $3.1 million to $8.0 million in the first quarter of 2012 due to our refinancing activities in the third quarter of 2011 which included the issuance of the Notes.

Our effective income tax rate in the first quarter of 2012, including discrete tax items, increased to 42.6% from 38.7% in the first quarter of 2011 due primarily to the elimination of Work Opportunity Tax Credits in 2012. If these credits were to be reenacted for 2012 our effective tax rate would be adjusted in the period of reenactment.

As a result of the above, our net loss was $1.9 million in the first quarter of 2012 compared to net income of $3.6 million in the first quarter of 2011.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth, for the three months ended March 31, 2012 and 2011, selected consolidated operating results as a percentage of consolidated restaurant sales:

	2012	2011
Restaurant sales:
Pollo Tropical	45.7%	45.1%
Taco Cabana	54.3%	54.9%

Consolidated restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	32.5%	31.5%
Restaurant wages and related expenses	26.9%	27.4%
Restaurant rent expense	3.2%	3.5%
Other restaurant operating expenses	12.6%	12.8%
Advertising expense	3.4%	3.6%
General and administrative	8.8%	7.7%

Since the beginning of the first quarter of 2011 through the end of the first quarter of 2012, we have opened two new Pollo Tropical restaurants and four new Taco Cabana restaurants. During the same period we closed seven Pollo Tropical restaurants and two Taco Cabana restaurants.

Total restaurant sales for Fiesta Restaurant Group increased 9.0% to $125.6 million in the first quarter of 2012 from $115.3 million in the first quarter of 2011. Pollo Tropical restaurant sales in the first quarter of 2012 increased 10.4% to $57.3 million due primarily to an increase in comparable restaurant sales of 9.4% due primarily to a 6.7% increase in customer traffic and a 2.4% increase in average check, compared to the first quarter of 2011. In addition, two restaurants opened since the beginning of the first quarter of 2011 contributed $1.3 million in additional restaurant sales in the first quarter. The effect of menu price increases taken at our Pollo Tropical restaurants in the last twelve months was approximately 3.8%.

Taco Cabana restaurant sales in the first quarter of 2012 increased 7.8% to $68.2 million due primarily to an increase in comparable restaurant sales of 6.1% in the first quarter of 2012 resulting from a 3.9% increase in average check due primarily from menu price increases and a 2.3% increase in customer traffic. The effect of menu price increases taken in the last twelve months was approximately 3.6%. In addition, we opened four restaurants since the beginning of the first quarter of 2011 which contributed $1.7 million in additional restaurant sales in the first quarter of 2012.

Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales increased to 33.4% in the first quarter of 2012 from 33.0% in the first quarter of 2011 due primarily to higher commodity prices (1.0%), including chicken (0.4%) and increased costs related to new menu offerings, partially offset by the effect of menu price increases. Pollo Tropical restaurant wages and related expenses decreased to 23.2% in the first quarter of 2012 from 23.7% in the first quarter of 2011 due primarily to the effect of higher sales volumes on fixed labor costs (0.7%) partially offset by higher medical insurance claims. Pollo Tropical other restaurant operating expenses were 12.2% in both the first quarter of 2012 and 2011 as the effect of lower utility costs (0.3%) was offset by higher repairs and maintenance expense. Pollo Tropical advertising expense decreased to 2.2% in the first quarter of 2012 from 2.5% in the first quarter of 2011 due to higher sales volumes from promotional activities. For all of 2012 we anticipate advertising expense to be range between 2.8% to 3.0% of Pollo Tropical restaurant sales.

Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased to 31.7% in the first quarter of 2012 from 30.3% in the first quarter of 2011 due primarily to higher commodity prices (2.4%) including beef fajita meat (1.2%) partially offset by the effect of menu price increases taken in the last twelve months. Taco Cabana restaurant wages and related expenses decreased to 30.1% in the first quarter of 2012 from 30.5% in the first quarter of 2011 due primarily to the effect of higher sales volumes on fixed labor costs. Taco Cabana other restaurant operating expenses decreased to 13.0% in the first quarter of 2012 from 13.3% in the first quarter of 2011 due primarily to lower utility costs (0.4%) partially offset by higher repair and maintenance expenses (0.2%). Taco Cabana advertising expense was 4.4% in both the first quarter of 2012 and the first quarter of 2011. For all of 2012 we anticipate advertising expense to range between 4.0% to 4.2% of Taco Cabana restaurant sales.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 3.2% in the first quarter of 2012 from 3.5% in the first quarter of 2011 due primarily to the effect of restaurant sales increases at both our restaurant brands on fixed rental costs.

Consolidated General and Administrative Expenses. General and administrative expenses increased to $11.1 million in the first quarter of 2012 from $8.9 million in the first quarter of 2011 and, as a percentage of total restaurant sales, increased to 8.8% compared to 7.7% in the first quarter of 2011, due in part to higher stock-based compensation expense and other costs of $1.1 million related to the conversion of Carrols Restaurant Group’s outstanding stock options into either shares of Carrols Restaurant Group’s common stock or restricted common stock in connection with the spin-off and the acceleration of vesting of restricted stock awards of our former Chairman upon his departure from our Board of Directors. General and administrative expenses in the first quarter of 2012 also included $0.6 million of legal and other costs incurred in connection with the spin-off and higher administrative bonus accruals of $0.4 million.

Adjusted Segment EBITDA. Due to the factors above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $11.2 million in the first quarter of 2012 from $9.9 million in the first quarter of 2011. Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $6.2 million in the first quarter of 2012 from $6.3 million in the first quarter of 2011. General and administrative expenses for each segment includes general and administrative expenses related directly to the segment as well as allocated expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions.

Depreciation and Amortization. Depreciation and amortization expense was $4.8 million in both the three months ended March 31, 2012 and 2011.

Impairment and Other Lease Charges. Impairment and other lease charges of $6.9 million in the first quarter of 2012 consisted of asset impairment charges of $4.1 million and lease charges of $1.8 million associated with the closure of our five Pollo Tropical restaurants in New Jersey in the first quarter of 2012 and $1.0 million of asset impairment charges for two Taco Cabana restaurants. Two of the five closed Pollo Tropical restaurants’ assets were previously impaired in 2011. Impairment and other lease charges were $0.3 million in the first quarter of 2011 which included $0.2 million in lease charges for a Pollo Tropical restaurant that was closed in the first quarter of 2011 and whose assets were previously impaired in 2010.

Interest Expense. Consolidated interest expense increased $3.1 million to $8.0 million in the first quarter of 2012 due to our refinancing activities in the third quarter of 2011 which included the issuance of the Notes. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 8.9% in the first quarter of 2012. Interest expense on lease financing obligations was $3.0 million in the first quarter of 2012 and $2.8 million in the first quarter of 2011.

Provision (Benefit) for Income Taxes. The benefit for income taxes for the first quarter of 2012 was derived using an estimated effective annual income tax rate for 2011 of 42.6%, which excluded discrete tax adjustments. Discrete tax adjustments increased the benefit for income taxes by $56,000 in the first quarter of 2012. The provision for income taxes for the first quarter of 2011 was derived using an estimated effective annual income tax rate for 2011 of 38.7%. Discrete tax adjustments decreased the provision for income taxes by $11,000 in the first quarter of 2011.

Net Income (Loss). As a result of the foregoing, we had a net loss of $1.9 million in the first quarter of 2012 compared to net income of $3.6 million in the first quarter of 2011.

Liquidity and Capital Resources

We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

•	restaurant operations are primarily conducted on a cash basis;

•	rapid turnover results in a limited investment in inventories; and

•	cash from sales is usually received before related liabilities for food, supplies and payroll become due.

On August 5, 2011, we and Carrols LLC each entered into new and independent financing arrangements, the proceeds from which were used to distribute funds to Carrols to enable Carrols to repay its existing indebtedness, as well as to pay accrued interest and all related fees and expenses. On August 5, 2011 we sold $200 million of the Notes and entered into a $25 million senior secured revolving credit facility which was undrawn at closing. Excess cash generated from the financings was approximately $9.5 million, including the disbursement of funds prior to the spin-off to us and Carrols LLC. In January 2012, Carrols transferred $2.5 million of the excess cash from the financings to us and the balance to Carrols LLC.

Interest payments under our debt obligations, capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability of borrowing under our revolving credit facility and proceeds from any sale-leaseback transactions which we may choose to do will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

Operating Activities. Net cash used for operating activities for the first quarter of 2012 was $0.4 million compared to net cash provided from operating activities for the three months ended March 31, 2011 of $6.2 million. This decrease of $6.6 million, compared to the first quarter of 2011, was due primarily to an increase in the components of net working capital of $7.2 million and an increase in deferred income tax assets of $1.8 million partially offset by an increase in net income, adjusted for non-cash items including depreciation and amortization, impairment and other lease charges and stock-based compensation expense.

Investing Activities. Net cash used for investing activities in the first quarter of 2012 and 2011 was $10.6 million and $3.3 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended March 31, 2012
New restaurant development	$3,701	$1,664	$—	$5,365
Restaurant remodeling	—	1,273	—	1,273
Other restaurant capital expenditures (1)	824	868	—	1,692
Corporate and restaurant information systems	25	95	93	213

Total capital expenditures	$4,550	$3,900	$93	$8,543

Number of new restaurant openings	—	—		—

Three months ended March 31, 2011:
New restaurant development	$98	$2,445	$—	$2,543
Restaurant remodeling	748	769	—	1,517
Other restaurant capital expenditures (1)	346	627	—	973
Corporate and restaurant information systems	—	—	92	92

Total capital expenditures	$1,192	$3,841	$92	$5,125

Number of new restaurant openings	—	1		1

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months end March 31, 2012 and 2011, total restaurant repair and maintenance expenses were approximately $3.2 million and $2.7 million, respectively.

In 2012, we anticipate that total capital expenditures will range from $42 million to $46 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2012 are expected to include $25 million to $28 million for development of new restaurants and purchase of related real estate for the opening of ten to twelve new Pollo Tropical or Taco Cabana restaurants. Our capital expenditures in 2012 are also expected to include expenditures of approximately $16 million to $17 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $1 million of other expenditures.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $1.9 million in the first quarter of 2011. There were no sale-leaseback transactions in the first quarter of 2012. The net proceeds from these sales were used to reduce outstanding borrowings under Carrols’ prior senior credit facility. In the first quarter of 2012 we purchased for $2.1 million one of our existing Pollo Tropical restaurant properties to be sold in a future sale-leaseback transaction.

Financing Activities. Net cash provided by financing activities in the first quarter of 2012 was $2.1 million from the Carrols transfer to us of $2.5 million of the excess cash proceeds from the 2011 financings. Payments to Carrols for administrative services were $0.4 million in the first quarter of 2012. Net cash used for financing activities in the first quarter of 2011 was $2.9 million due to net payments to Carrols.

Senior Secured Revolving Credit Facility. On August 5, 2011 we entered into a senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit). Our credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the facility, and matures on February 5, 2016. Borrowings under the facility bear interest at a per annum rate, at our option, of either (all terms as defined in the facility):

1) the Alternate Base Rate plus the applicable margin of 2.0% to 2.75% based on our Adjusted Leverage Ratio (with a margin of 2.50% at April 1, 2012), or

2) the LIBOR Rate plus the applicable margin of 3.0% to 3.75% based on our Adjusted Leverage Ratio (with a margin of 3.50% at April 1, 2012).

Our obligations under the credit facility are guaranteed by all of our material subsidiaries and are secured by a first priority lien on substantially all of our assets and those of our material subsidiaries (including a pledge of all of the capital stock and equity interests of our material subsidiaries).

The credit facility contains certain covenants, including, without limitation, those limiting our and our guarantor subsidiaries’ ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the revolving credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the revolving credit facility).

Our credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of April 1, 2012, we were in compliance with the covenants under our revolving credit facility. After reserving $9.4 million for letters of credit guaranteed by the facility, $15.6 million was available for borrowing at April 1, 2012.

Notes. On August 5, 2011, we issued $200.0 million of 8.875% Senior Secured Second Lien Notes Due 2016 pursuant to an indenture dated as of August 5, 2011 governing such Notes. The Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15. The Notes are guaranteed by all of our material subsidiaries and are secured by second-priority liens on substantially all of our assets and our material subsidiaries’ assets (including a pledge of all of the capital stock and equity interests of our material subsidiaries).

The Notes are redeemable at our option in whole or in part at any time after February 15, 2014 at a price of 104.438% of the principal amount plus accrued and unpaid interest, if any, if redeemed before February 15, 2015, 102.219% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2015 but before February 15, 2016 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2016. Prior to February 14, 2014, we may redeem some or all of the Notes at a redemption price of 100% of the principal amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, at any time prior to February 15, 2014, we may redeem up to 35% of the Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 108.875% of the principal amount of each note to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

The indenture governing the Notes includes certain covenants, including limitations and restrictions on us and our material subsidiaries who are guarantors under such indenture to incur additional debt, issue preferred stock, pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments, incur liens, sell assets, enter into transactions with affiliates, agree to payment restrictions affecting certain of its material subsidiaries and enter into mergers, consolidations or sales of all or substantially all of our or our material subsidiaries’ assets. These covenants are subject to certain exceptions and qualifications including, without limitation, permitting the spin-off.

The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any of our indebtedness having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of April 1, 2012 with the restrictive covenants of the indenture governing the Notes.

Contractual Obligations

A table of our contractual obligations as of December 31, 2011 was included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Registration Statement. There have been no significant changes to our contractual obligations during the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.

Application of Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements for the year ended December 31, 2011 included in our Registration Statement. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the fiscal year ended December 31, 2011 previously disclosed in our Registration Statement during the three months ended March 31, 2012.

Effects of New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are evaluating the impact of this guidance on our annual testing for goodwill impairment at December 31, 2012.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. “Forward-looking statements” are any statements that are not based on historical information. Statements other than statements of historical facts included in this information statement, including, without limitation, statements regarding our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	The effect of the spin-off of Fiesta Restaurant Group;

•	The potential tax liability associated with the spin-off of Fiesta Restaurant Group;

•	Increases in food and other commodity costs;

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Risks associated with the expansion of our business;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

•

Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses such as “mad cow” disease and avian flu, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns.

Inflation

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses and energy costs. Labor costs in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates as well as changes in payroll related taxes, including Federal and state unemployment taxes. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to fully offset such inflationary cost increases in the future.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in the Registration Statement for the year ended December 31, 2011 with respect to our market risk sensitive instruments.

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.5 million for the three months ended March  31, 2012.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2012.

No change occurred in our internal control over financial reporting during the first quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A. Risk Factors

Part I-The risk factors included in the Registration Statement describe important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in the Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit No.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: May 10, 2012	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: May 10, 2012	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Interim Chief Financial Officer