Form 10-Q
period 2012-07-01
Fiesta Restaurant Group, Inc.
filed 2012-08-15
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35373
__________________________________________________________
FIESTA RESTAURANT GROUP, INC.
(Exact name of Registrant as specified in its charter)
__________________________________________________________

Delaware	90-0712224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7300 North Kendall Drive, 8th Floor Miami, Florida	33156
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (305) 670-7696
__________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on their Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2012, Fiesta Restaurant Group, Inc. had 23,517,654 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JULY 1, 2012

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(unaudited)

	July 1, 2012	January 1, 2012
ASSETS
Current assets:
Cash	$2,733	$13,670
Trade receivables	6,202	4,842
Inventories	2,124	2,264
Prepaid rent	2,331	2,397
Prepaid expenses and other current assets	2,685	2,660
Deferred income taxes	1,830	1,776
Total current assets	17,905	27,609
Property and equipment, net	120,672	195,122
Goodwill (Note 3)	123,484	123,484
Intangible assets, net	243	301
Deferred income taxes	14,369	11,659
Deferred financing costs, net	6,397	6,908
Other assets	2,891	5,083
Total assets	$285,961	$370,166
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt (Note 7)	$61	$59
Due to former related party (Note 6)	—	1,511
Accounts payable	6,124	7,515
Accrued interest	6,660	7,152
Accrued income taxes	372	—
Accrued payroll, related taxes and benefits	11,047	12,154
Accrued real estate taxes	2,887	3,197
Other liabilities	5,454	5,085
Total current liabilities	32,605	36,673
Long-term debt, net of current portion (Note 7)	200,918	200,949
Lease financing obligations (Note 8)	3,025	123,019
Deferred income—sale-leaseback of real estate	35,622	4,055
Other liabilities (Note 5)	11,232	10,142
Total liabilities	283,402	374,838
Commitments and contingencies (Note 12)
Stockholders' equity (deficit):
Common stock, par value $.01; authorized 100,000,000 shares, issued 23,353,400 shares and outstanding 22,742,014 shares	227	227
Additional paid-in capital	8,520	3,345
Accumulated deficit (Note 6)	(6,188)	(8,244)
Total stockholders' equity (deficit)	2,559	(4,672)
Total liabilities and stockholders' equity (deficit)	$285,961	$370,166

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JULY 1, 2012 AND JULY 3, 2011
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues:
Restaurant sales	$128,208	$120,748	$253,774	$235,999
Franchise royalty revenues and fees	625	501	1,201	866
Total revenues	128,833	121,249	254,975	236,865
Costs and expenses:
Cost of sales	41,301	39,675	82,085	76,019
Restaurant wages and related expenses (including stock-based compensation expense of $4, $7, $8 and $12 respectively)	34,136	32,769	67,961	64,402
Restaurant rent expense	5,422	4,232	9,389	8,292
Other restaurant operating expenses	16,241	15,744	32,070	30,487
Advertising expense	4,023	3,774	8,318	7,893
General and administrative (including stock-based compensation expense of $169, $436, $1,215 and $847, respectively)	10,522	9,052	21,602	17,973
Depreciation and amortization	4,377	4,949	9,217	9,746
Impairment and other lease charges (Note 4)	(39)	820	6,861	1,084
Total operating expenses	115,983	111,015	237,503	215,896
Income from operations	12,850	10,234	17,472	20,969
Interest expense	6,329	4,842	14,298	9,687
Income before income taxes	6,521	5,392	3,174	11,282
Provision for income taxes (Note 9)	2,600	1,757	1,118	4,033
Net income	$3,921	$3,635	$2,056	$7,249
Basic and diluted net income per share	$0.17	$0.16	$0.09	$0.31
Basic and diluted weighted average common shares outstanding (Note 11)	22,902,944	23,161,822	23,032,383	23,161,822

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JULY 1, 2012 AND JULY 3, 2011
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	July 1, 2012	July 3, 2011
Cash flows provided from operating activities:
Net income	$2,056	$7,249
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	132	153
Stock-based compensation	1,021	859
Impairment and other lease charges	6,861	1,084
Loss on settlement of lease financing obligations	120	—
Depreciation and amortization	9,217	9,746
Amortization of deferred financing costs	841	121
Amortization of deferred gains from sale-leaseback transactions	(661)	(132)
Accretion of interest on lease financing obligations	218	24
Deferred income taxes	(2,764)	531
Changes in other operating assets and liabilities:	(5,188)	548
Net cash provided from operating activities	11,853	20,183
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(10,426)	(7,124)
Restaurant remodeling	(2,977)	(2,241)
Other restaurant capital expenditures	(3,491)	(2,232)
Corporate and restaurant information systems	(530)	(405)
Total capital expenditures	(17,424)	(12,002)
Properties purchased for sale-leaseback	(2,082)	—
Proceeds from sale-leaseback transactions	—	5,012
Net cash used for investing activities	(19,506)	(6,990)
Cash flows used for financing activities:
Borrowings (payments to) Carrols Restaurant Group, Inc., net	500	(10,995)
Capital contribution from Carrols Restaurant Group, Inc.	2,500	—
Principal payments on capital leases	(29)	(27)
Deferred financing costs	(208)	(697)
Settlement of lease financing obligations	(6,047)	—
Proceeds from lease financing obligations	—	1,736
Financing costs associated with issuance of lease financing obligations	—	(89)
Net cash used for financing activities	(3,284)	(10,072)
Net increase (decrease) in cash	(10,937)	3,121
Cash, beginning of period	13,670	2,583
Cash, end of period	$2,733	$5,704
Supplemental disclosures:
Interest paid on long-term debt	$9,654	$—
Interest paid on lease financing obligations	$4,025	$5,610
Accruals for capital expenditures	$732	$432
Income tax payments, net	$2,171	$—
Non-cash reduction of lease financing obligations	$114,165	$—
Non-cash reduction of assets subject to lease financing obligations	$80,419	$—

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At July 1, 2012, Fiesta operated 89 Pollo Tropical® restaurants, of which 87 were located in Florida and two were located in Georgia, and franchised a total of 35 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad, three in Venezuela, two in Costa Rica, one in Panama and three on college campuses in Florida. At July 1, 2012, the Company also owned and operated 158 Taco Cabana® restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, two in Texas and one in Georgia.
Spin-Off from Carrols Restaurant Group, Inc. On May 7, 2012, Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or "Carrols") completed the spin-off of Fiesta into an independent public company, through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols Restaurant Group (the "Spin-off"). As a result of the Spin-off, Fiesta Restaurant Group is now an independent company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
The Company filed with the Securities and Exchange Commission (the “SEC”) a Form 10 registration statement, File No. 001-35373, as amended (the “Registration Statement”), which includes as an exhibit thereto an information statement which describes the Spin-off. This Registration Statement, which registered the Company’s common stock under the Securities Exchange Act of 1934, as amended, was declared effective by the SEC on April 25, 2012.
In connection with the Spin-off, Fiesta and Carrols entered into several agreements that govern Carrols' post spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement and Transition Services Agreement ("TSA"). See Note 6—Related Party Transactions.
Basis of Consolidation. The unaudited consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. The consolidated financial statements have been prepared as if the Company was in existence for all periods presented. All intercompany transactions have been eliminated in consolidation.
Through the date of the Spin-off, these unaudited consolidated financial statements have been prepared on a stand-alone basis from the separate records maintained by Carrols and may not necessarily be indicative of the results of operations or cash flows that would have resulted had allocations and other related-party transactions been consummated with unrelated parties or had the Company been an independent, publicly traded company during all of the periods presented. The interim consolidated financial statements reflect the historical financial position, results of operations and cash flows of Fiesta as it has historically operated, in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"). All intercompany transactions have been eliminated in consolidation.
In connection with the Spin-off of the Company to the stockholders of Carrols, the board of directors of the Company authorized a 23,161.8 for one split of its outstanding common stock that was effective on April 19, 2012. Accordingly, all references to share and per share amounts related to common stock included in the consolidated financial statements and accompanying notes have been adjusted to reflect the stock split and change in the number of authorized shares. The stock split has been retroactively applied to the Company’s financial statements.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 1, 2012 contained 52 weeks. The three and six months ended July 1, 2012 and July 3, 2011 contained thirteen and twenty-six weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended July 1, 2012 and July 3, 2011 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and the footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended July 1, 2012 and July 3, 2011 are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

and notes thereto for the year ended January 1, 2012 included in the Registration Statement. The January 1, 2012 balance sheet data is derived from those audited financial statements.
Allocations. Through the date of the consummation of the Spin-off, Carrols provided administrative support to the Company for executive management, information systems and certain accounting, legal and other administrative functions. The cost of these services were allocated to the Company based primarily on a pro-rata share of either the Company’s revenues, number of restaurants or number of employees. The allocations may not reflect the expense the Company would have incurred as an independent, publicly traded company for the periods presented. Following the Spin-off, certain of these functions continue to be provided by Carrols under the TSA and the Company is performing certain functions using its own resources or purchased services from third parties. Refer to Note 6—Related Party Transactions for further discussion related to agreements entered into effective as of the Spin-off.
The unaudited consolidated financial statements for the three and six months ended July 3, 2011 also reflect interest expense allocated by Carrols to the Company. Effective with the refinancing discussed in Note 7, on August 5, 2011 the Company secured its own financing and interest allocations from Carrols ceased. Management believes that its allocations are reasonable and based on a systematic and rational method; however, they are not necessarily indicative of the actual financial results of the Company, including such expenses that would have been incurred by the Company had it been operating as a separate, stand-alone entity for the periods presented. As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is presented for the historical periods presented in the consolidated financial statements. Consequently, the financial information herein may not reflect the financial position, results of operations and cash flows of the Company in the future or if the Company had been an independent stand-alone entity during the periods presented. In our opinion, the consolidated financial statements include all adjustments necessary for a fair presentation of the businesses.
 Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying values of cash and accrued liabilities approximate fair value because of the short maturity of those instruments, which are considered Level 1.

•
Senior Secured Second Lien Notes. The fair value of outstanding senior secured second lien notes is based on recent trading values, which are considered Level 2, and at July 1, 2012, was approximately $210.0 million.

•	Revolving Credit Facility. There were no outstanding borrowings under the Company’s revolving credit facility at July 1, 2012. Market values for any borrowings would be considered Level 3.
See Note 3 for discussion of the fair value measurement of non-financial assets.
Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include: allocations of Carrols' general and administrative expenses and interest expense on amounts due to Carrols, accrued occupancy costs, insurance liabilities, evaluation for impairment of goodwill and long-lived assets and lease accounting matters. Actual results could differ from those estimates.
Subsequent Events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s financial statements.

2. Stock-Based Compensation
Prior to the Spin-off, certain of the Company's employees participated in the Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, as amended (the "Carrols Plan"). In conjunction with the Spin-off, the Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. For the period from May 7, 2012 through July 1, 2012, the Statement of Operations includes expenses related to the Company's employees' and directors' participation in both the Carrols Plan and the Fiesta Plan. For the period from January 1, 2012 through the Spin-off, and the three and six months ended

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

July 3, 2011, the Statement of Operations includes expenses related to the Company's employees' and directors' participation in the Carrols Plan.

Effective as of the completion of the Spin-off, all holders of Carrols unvested stock on April 26, 2012, the record date of the Spin-off, received one share of Fiesta Restaurant Group unvested stock for every one share of Carrols unvested stock held, with terms and conditions substantially similar to the terms and conditions applicable to the Carrols unvested stock. Future stock compensation expense on all unvested Carrols or Fiesta stock awards held by Fiesta employees will be recorded by the Company.
On June 8, 2012, the Company’s Chief Executive Officer was granted 165,563 shares of unvested Fiesta common stock with an aggregate value of $2.0 million. The number of shares granted was based upon the average trading price of Fiesta common stock for the first four weeks the shares commenced trading publicly. These unvested shares of Fiesta common stock vest over four years at the rate of 25% per annum beginning on the first anniversary of the date of grant and are subject to the Fiesta Plan.

Stock-based compensation expense for the three and six months ended July 1, 2012 was $0.2 million and $1.2 million, which included $0.4 million of expense related to the accelerated vesting of the unvested shares of the former Chairman of the Company's board of directors upon his departure from the Company's board of directors in the first quarter of 2012. As of July 1, 2012, the total non-vested stock-based compensation expense relating to non-vested shares was approximately $2.9 million. The Company currently anticipates recording an additional $0.8 million as compensation expense in the remainder of 2012. At July 1, 2012, the remaining weighted average vesting period for non-vested shares was 2.6 years.

 Non-vested Shares

A summary of all non-vested shares activity for the six months ended July 1, 2012 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Price
Nonvested at January 1, 2012	—	$—
Dividend from Spin-Off	434,397	11.10
Granted	199,002	12.71
Vested	(14,592)	11.10
Forfeited	(7,424)	11.10

Nonvested at July 1, 2012	611,383	$11.62

3. Goodwill
The Company is required to review goodwill for impairment annually or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of January 1 and has determined its reporting units to be at the brand level for Pollo Tropical and Taco Cabana. The Company does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values.
There have been no changes in goodwill or goodwill impairment losses recorded during the six months ended July 1, 2012 or the year ended January 1, 2012. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Total
Balance, July 1, 2012	$56,307	$67,177	$123,484

4. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during six months ended July 1, 2012 totaled $0.3 million.
Impairment on long-lived assets for the Company’s segments and other lease charges (recoveries) recorded were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Pollo Tropical	$(42)	$364	$5,837	$636
Taco Cabana	3	456	1,024	448
	$(39)	$820	$6,861	$1,084
During the six months ended July 1, 2012, the Company recorded other lease charges of $1.8 million and impairment charges of $4.1 million associated with the closure of the Company’s five Pollo Tropical restaurants in New Jersey in the first quarter of 2012. The Company also recorded an impairment charge of $1.0 million related to two Taco Cabana restaurants.
During the three months ended July 3, 2011, the Company recorded other lease charges of $0.8 million which consisted primarily of $0.4 million for two previously closed Pollo Tropical restaurants, $0.3 million for a previously impaired Taco Cabana restaurant that was closed in the second quarter and $0.2 million for two previously closed Taco Cabana restaurant properties.

5. Other Liabilities, Long-Term
Other liabilities, long-term, consisted of the following:

	July 1, 2012	January 1, 2012
Accrued occupancy costs	$8,194	$7,459
Accrued workers’ compensation and general liability claims	1,434	1,251
Deferred compensation	796	710
Other	808	722
	$11,232	$10,142
Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.9 million and $1.1 million are included in long-term accrued occupancy costs above at July 1, 2012 and January 1, 2012, respectively, with the remainder in other current liabilities:

	Six Months Ended July 1, 2012	Year Ended January 1, 2012
Balance, beginning of period	$2,246	$1,665
Provisions for restaurant closures	1,796	800
Accruals (recoveries) for additional lease charges	(106)	649
Payments, net	(792)	(1,021)
Other adjustments	136	153
Balance, end of period	$3,280	$2,246

6. Former Related Party Transactions

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

Effective upon the completion of the Spin-off, Fiesta Restaurant Group ceased to be a related party of Carrols.
Prior to the date of the Spin-off, the Company's expenses included allocations from Carrols of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting, internal audit and human resources and certain other administrative functions. During the three and six months ended July 1, 2012 and July 3, 2011, the Company's allocated administrative expenses from Carrols were $0.9 million and $4.2 million for the three and six months ended July 1, 2012, respectively, and $2.9 million and $5.9 million for the three and six months ended July 3, 2011, respectively.

Prior to August 5, 2011, interest expense was allocated to the Company based on the amount due to parent company during the year and the weighted average interest rate in effect for the period for Carrols on its long-term debt obligations, excluding lease financing obligations. Effective with the Company’s debt financings on August 5, 2011, intercompany interest allocations from Carrols ceased. Interest expense on the amount due to parent company was $2.0 million for the three months ended July 3, 2011 and $4.0 million for the six months ended July 3, 2011.

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

In the first quarter of 2012, Carrols made a capital contribution in cash to the Company of $2.5 million. This capital contribution was a portion of the excess cash proceeds from the debt refinancings in 2011 discussed in Note 7. In 2012 and prior to the Spin-off, Carrols made non-cash capital contributions of $2.7 million to the Company which represented $1.0 million in stock compensation expense applicable to equity awards in Carrols' common stock and $1.7 million for the transfer of income tax related assets and liabilities.
Amounts shown as due to parent company at January 1, 2012 in the accompanying consolidated balance sheets represent amounts related to administrative support provided by Carrols and taxes payable by the Company to Carrols due to the Company’s inclusion in Carrols’ consolidated federal and certain state income tax returns. As of July 1, 2012, the Company owed $33 to Carrols.
All significant intercompany transactions between the Company and Carrols were included in the Company's historical financial statements and are considered to be effectively settled at the time of the Spin-off. The settlement of these intercompany transactions is reflected in the statement of cash flows as a financing activity.
Relationship Between Fiesta and Carrols After the Spin-Off
For purposes of governing certain of the ongoing relationships between the Company and Carrols at and after the Spin-off, the Company and Carrols have entered into the following agreements:

•
Tax Matters Agreement. The tax matters agreement dated April 24, 2012, (the "Tax Matters Agreement"), (1) governs the allocation of the tax assets and liabilities between the Company and Carrols and Carrols Corporation, a subsidiary of Carrols ("Carrols Corp.") , (2) provides for certain restrictions and indemnities in connection with the tax treatment of the Spin-off and (3) addresses certain other tax related matters, including, without limitation, those relating to (a) the obligations of Carrols, Carrols Corp. and the Company with respect to the preparation or filing of tax returns for all periods, and (b) the control of any income tax audits and any indemnities with respect thereto. The Tax Matters Agreement provides that if the Company takes any actions after Carrols’ distribution of our shares in the Spin-off that result in or cause the distribution to be taxable to Carrols, the Company will be responsible under the Tax Matters Agreement for any resulting taxes imposed on us or on Carrols or Carrols Corp. Further, the Tax Matters Agreement provides that the Company will be responsible for 50% of the losses and taxes of Carrols and its affiliates resulting from the Spin-off not attributable to any such action of the Company or an equivalent action by Carrols.

•
Transition Services Agreement. Under the TSA, Carrols and Carrols Corp. agreed to provide certain support services (including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services) to the Company, and the Company agreed to provide certain limited management services (including certain legal services) to Carrols and Carrols Corp. The charge for transition

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

services is intended to allow Carrols to recover its direct and indirect costs incurred in providing those services. The TSA became effective upon consummation of the Spin-off and will continue for a period of three years provided that the Company may extend the term of the TSA by one additional year upon 90 days prior written notice to Carrols or may terminate the TSA with respect to any service provided thereunder at any time upon 90 days prior written notice to Carrols. The Company incurred costs of $1.0 million in the second quarter of 2012 related to the TSA.
Because the terms of these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

7. Long-term Debt
Long term debt at July 1, 2012 and January 1, 2012 consisted of the following:

	July 1, 2012	January 1, 2012
Collateralized:
Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes	$200,000	$200,000
Capital leases	979	1,008
	200,979	201,008
Less: current portion of long-term debt	(61)	(59)
	$200,918	$200,949

New Senior Secured Credit Facility. On August 5, 2011 the Company entered into a new first lien senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit) which was undrawn at closing. The facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the senior credit facility, and matures on February 5, 2016. On July 1, 2012, there were no outstanding borrowings under the Company’s senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on the Company’s Adjusted Leverage Ratio (with a margin of 2.50% at July 1, 2012), or
2) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on the Company’s Adjusted Leverage Ratio (with a margin of 3.50% at July 1, 2012).
The Company’s obligations under its senior credit facility are guaranteed by all of the Company's material subsidiaries and are secured by a first priority lien on substantially all of the Company’s assets and its material subsidiaries, as guarantors, (including a pledge of all of the capital stock and equity interests of its material subsidiaries).
The Company’s senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of the Company having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of July 1, 2012, the Company was in compliance with the covenants under its senior credit facility. After reserving $9.4 million for letters of credit guaranteed by the senior credit facility, $15.6 million was available for borrowing at July 1, 2012.
Senior Secured Second Lien Notes. On August 5, 2011, the Company issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 (the "Notes") pursuant to an indenture dated as of August 5, 2011 governing such Notes. The proceeds from the issuance of the Notes were used by Carrols to repay amounts outstanding under Carrols LLC's senior credit facility and Carrols Corp.'s 9% senior subordinated notes due 2013, as well as to pay related fees and expenses. The Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15. The Notes are guaranteed by all of the Company’s material subsidiaries and are secured by second-priority liens on substantially all of the Company’s and its material subsidiaries’ assets, (including a pledge of all of the capital stock and equity interests of its material subsidiaries).
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
The Notes are jointly and severally guaranteed, unconditionally and in full by all of the Company’s material subsidiaries which are directly or indirectly wholly-owned by the Company. Separate condensed consolidating information is not included because the Company is a holding company with all of its operations conducted through the guarantor subsidiaries. There are no significant restrictions on the ability of the Company or any of the guarantor subsidiaries to obtain funds from its respective subsidiaries. All consolidated amounts in the Company’s financial statements are representative of the combined guarantors.
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of July 1, 2012 with the restrictive covenants of the indenture governing the Notes.

8. Lease Financing Obligations
The Company entered into sale-leaseback transactions in various years that did not qualify for sale-leaseback accounting due to certain forms of continuing involvement and, as a result, the leases were classified as financing transactions in the Company’s consolidated financial statements.
Under the financing method, the assets remain on the consolidated balance sheet and the net proceeds received by the Company from these transactions are recorded as a lease financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.
These leases generally provide for an initial term of 20 years plus renewal options. The rent payable under such leases includes a minimum rent provision and in some cases, includes rent based on a percentage of sales. These leases also require payment of property taxes, insurance and utilities
During the second quarter of 2012, the Company exercised its purchase options under the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $6.0 million during the three months ended July 1, 2012. The Company also recorded a loss of $0.1 million included in interest expense representing the net amount by which the purchase price of the restaurant properties acquired exceeded the balance of the respective lease financing obligations.
For certain of the Company’s historical sale-leaseback transactions, Carrols has guaranteed the lease payments on an unsecured basis or is the primary lessee on the leases associated with certain of the Company’s sale-leaseback transactions. Prior to the Spin-off, ASC 840-40 “Sale-Leaseback Transactions” required the Company to classify these leases as lease financing transactions in the Company’s consolidated financial statements because the guarantee from a related party constituted continuing involvement and caused the sale to not qualify for sale-leaseback accounting. The accompanying consolidated balance sheets include lease financing obligations associated with these transactions of $114.1 million at January 1, 2012.
At the time of the Spin-off, these sale-leaseback transactions qualified for sale-leaseback accounting (and the treatment of such related leases as operating leases) due to the cure or elimination of the provisions that previously precluded sale-leaseback

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

accounting in the Company's financial statements. As a result of the qualification for sale-leaseback accounting during the second quarter of 2012, the Company removed the associated lease financing obligations, property and equipment, and deferred financing costs from its balance sheet, and recognized deferred gains on sale-leaseback transactions related to the qualification of $32.1 million that will be amortized as a reduction of rent expense over the individual remaining lease terms. This resulted in a decrease in lease financing obligations of $114.2 million, a decrease in assets under lease financing obligations of $80.4 million, and a decrease of $1.6 million in deferred financing fees.
The interest rates on lease financing obligations ranged from 8.6% to 8.8% at July 1, 2012. Interest expense associated with lease financing obligations for the three months ended July 1, 2012 and July 3, 2011 was $1.4 million and $2.8 million, respectively and was $4.4 million and $5.6 million for the six months ended July 1, 2012 and July 3, 2011, respectively.

9. Income Taxes
Prior to the Spin-off, the Company’s taxable income has been included in the consolidated U.S. federal income tax return of Carrols and in income tax returns filed by Carrols on a consolidated basis with certain state taxing jurisdictions. Subsequent to the Spin-off, the Company will be responsible for filing its own U.S. consolidated federal and state tax returns. Prior to the Spin-off, the Company determined its provision for income taxes on a separate return basis.
The Tax Matters Agreement governs the methodology for allocating responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-off. Under the Tax Matters Agreement, Carrols is generally responsible for Federal income taxes related to the Company for all periods prior to the date of the Spin-off and the Company is responsible for Federal income taxes for periods after the date of the Spin-off. The Company is also responsible for all state taxes that were filed on a consolidated basis both before and after the date of Spin-off, specifically Florida and Texas, and any other states where the Company was filing or will file separate state tax returns.
The Company’s income tax provision was comprised of the following for the three and six months ended July 1, 2012 and July 3, 2011:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Current	$3,283	$953	$3,882	$3,502
Deferred	(683)	804	(2,764)	531
	$2,600	$1,757	$1,118	$4,033
The provision for income taxes for the three and six months ended July 1, 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.7%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $182 and $237 in the three and six months ended July 1, 2012.
The provision for income taxes for the three and six months ended July 3, 2011 was derived using an estimated effective annual income tax rate for 2011 of 37.3%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $181 and $170 for the three and six months ended July 3, 2011.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of July 1, 2012 and January 1, 2012, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The tax years 2008-2011 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

10. Business Segment Information
The Company is engaged in the fast-casual restaurant industry, with two restaurant concepts: Pollo Tropical and Taco Cabana. Pollo Tropical is a fast-casual restaurant brand offering a wide selection of tropical and Caribbean inspired food, featuring grilled chicken marinated in a proprietary blend of tropical fruit juices and spices. Taco Cabana is a fast-casual restaurant brand offering a wide selection of fresh Tex-Mex and traditional Mexican food, including sizzling fajitas, quesadillas, enchiladas, burritos and other Tex-Mex dishes.

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
The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment and capitalized costs associated with the issuance of indebtedness in 2011 discussed in Note 7.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
July 1, 2012:
Total revenues	$57,190	$71,643	$—	$128,833
Cost of sales	18,729	22,572	—	41,301
Restaurant wages and related expenses	13,199	20,937	—	34,136
Restaurant rent expense	1,997	3,425	—	5,422
Other restaurant operating expenses	6,793	9,448	—	16,241
Advertising expense	1,009	3,014	—	4,023
General and administrative expense	5,092	5,430	—	10,522
Depreciation and amortization	1,960	2,417	—	4,377
Adjusted Segment EBITDA	10,450	6,911
Capital expenditures	4,710	4,089	82	8,881
July 3, 2011:
Revenues	$52,642	$68,607	$—	$121,249
Cost of sales	17,413	22,262	—	39,675
Restaurant wages and related expenses	12,312	20,457	—	32,769
Restaurant rent expense	1,490	2,742	—	4,232
Other restaurant operating expenses	6,588	9,156	—	15,744
Advertising expense	1,014	2,760	—	3,774
General and administrative expense	4,557	4,495	—	9,052
Depreciation and amortization	2,346	2,603	—	4,949
Adjusted Segment EBITDA	9,467	6,979
Capital expenditures	2,890	3,987	—	6,877
Six Months Ended
July 1, 2012:
Total revenues	115,024	139,951	—	254,975
Cost of sales	37,897	44,188	—	82,085
Restaurant wages and related expenses	26,491	41,470	—	67,961
Restaurant rent expense	3,198	6,191	—	9,389
Other restaurant operating expenses	13,766	18,304	—	32,070
Advertising expense	2,269	6,049	—	8,318
General and administrative expense	10,302	11,300	—	21,602
Depreciation and amortization	4,183	5,034	—	9,217
Adjusted Segment EBITDA	21,664	13,109
Capital expenditures	9,260	7,989	175	17,424
July 3, 2011:
Revenues	104,877	131,988	—	236,865
Cost of sales	34,562	41,457	—	76,019
Restaurant wages and related expenses	24,606	39,796	—	64,402
Restaurant rent expense	2,858	5,434	—	8,292
Other restaurant operating expenses	12,921	17,566	—	30,487
Advertising expense	2,320	5,573	—	7,893
General and administrative expense	8,663	9,310	—	17,973
Depreciation and amortization	4,549	5,197	—	9,746
Adjusted Segment EBITDA	19,337	13,321
Capital expenditures, including acquisitions	4,157	7,845	—	12,002
Identifiable Assets:
July 1, 2012:	126,214	150,580	9,167	285,961
January 1, 2012	156,093	206,807	7,266	370,166

A reconciliation of Adjusted Segment EBITDA to consolidated net income follows:

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Adjusted Segment EBITDA:
Pollo Tropical	$10,450	$9,467	$21,664	$19,337
Taco Cabana	6,911	6,979	13,109	13,321
Less:
Depreciation and amortization	4,377	4,949	9,217	9,746
Impairment and other lease charges	(39)	820	6,861	1,084
Interest expense	6,329	4,842	14,298	9,687
Provision for income taxes	2,600	1,757	1,118	4,033
Stock-based compensation	173	443	1,223	859
Net income	$3,921	$3,635	$2,056	$7,249

11. Net Income per Share
Basic net income per share is computed on the basis of weighted average outstanding common shares.  Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, if dilutive. The numerator of the diluted net income per share calculation is increased by the allocation of net income and dividends declared to nonvested shares, if the net impact is dilutive.
 The Company has determined that nonvested share awards (also referred to as restricted stock awards) issued by the Company are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, the Company is required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation.
On May 7, 2012, the Company ceased to be a subsidiary of Carrols and became an independent publicly traded company. On the distribution date of May 7, 2012, Carrols distributed 23.2 million shares of $.01 par value Fiesta Restaurant Group common stock to Carrols' stockholders of record as of the close of business on the record date of April 24, 2012. This share amount is being utilized for the calculation of basic income (loss) per common share for periods presented prior to 2012 because all shares of the Company's common stock outstanding prior to May 7, 2012 were held by Carrols Corp. For periods prior to 2012, the same number of shares is being used for diluted income per common shares as for basic income per common share as no dilutive securities were outstanding for any prior period.
For 2012, in determining the weighted average number of common shares outstanding for basic income per common share, the 23.2 million shares were assumed to be outstanding for the period from January 2, 2012 through May 6, 2012. Diluted income per common share subsequent to the distribution date of May 7, 2012 reflects the potential dilution of outstanding equity-based compensation awards by application of the treasury stock method.
The computation of basic and diluted net income per share for the three and six months ended July 1, 2012 is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Basic and diluted net income per share:
Net income	$3,921	$3,635	$2,056	$7,249
Less: income allocated to participating securities	(52)	—	(14)	—
Net income available to common stockholders	$3,869	$3,635	$2,042	$7,249
Weighted average common shares outstanding	22,902,944	23,161,822	23,032,383	23,161,822
Basic and diluted net income per share	$0.17	$0.16	$0.09	$0.31

12. Commitments and Contingencies
The Company is a party to various litigation matters incidental to the conduct of business. The Company does not believe

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

that the outcome of any of these matters will have a material effect on its consolidated financial statements.

13. Recent Accounting Developments
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

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD & A”) we may refer to Fiesta Restaurant Group, Inc. as “Fiesta” and together with its consolidated subsidiaries as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires.
Throughout this MD&A, we refer to Carrols Restaurant Group, Inc., our former indirect parent company as “Carrols” unless otherwise indicated or the context otherwise requires. Throughout this MD&A, we refer to Carrols Corporation, a wholly-owned subsidiary of Carrols Restaurant Group and our former parent, as “Carrols Corp.” unless otherwise indicated or the context otherwise requires.
On May 7, 2012, Carrols completed the spin-off of Fiesta into an independent public company, through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols (the "Spin-off"). As a result of the Spin-off, we are now an independent company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2012 and January 3, 2011 each contained 52 weeks and the three and six months ended July 1, 2012 and July 3, 2011 contained thirteen and twenty six weeks, respectively.
Introduction
The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this quarterly report. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview-a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations-a description of recent events that affect, and future events that may affect, our results of operations.
Executive Summary-an executive review of our financial results for the three months ended July 1, 2012.
Results of Operations-an analysis of our results of operations for the three and six months ended July 1, 2012 compared to the three and six months ended July 3, 2011, respectively, including a review of the material items and known trends and uncertainties.
Liquidity and Capital Resources-an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.
Application of Critical Accounting Policies-an overview of accounting policies requiring critical judgments and estimates.
Effects of New Accounting Standards-a discussion of new accounting standards and any implications related to our financial statements.
Forward Looking Statements-cautionary information about forward-looking statements and a description of certain risks and projections.

Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®. Our Pollo Tropical restaurants offer a wide selection of tropical and Caribbean inspired food, while our Taco Cabana restaurants offer a wide selection of fresh Tex-Mex and traditional Mexican food. Our differentiated brands are positioned within the fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the menu variety, use of fresh ingredients, food quality, decor and service more typical of casual dining restaurants. As of July 1, 2012, our company-owned restaurants included 89 Pollo Tropical restaurants and 158 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants and as of July 1, 2012, we had 35 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, the Bahamas, Venezuela, Costa Rica, Panama and on college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Tobago, Aruba, Curacao, Bonaire,

Guatemala and India. While we are currently not actively franchising our Taco Cabana restaurants, we had five Taco Cabana franchised restaurants as of July 1, 2012, located in Texas, New Mexico and Georgia.
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

•
Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related taxes and benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers' compensation insurance and state unemployment insurance.

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

•
General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our brands and the management oversight of the operation of our restaurants; (2) legal, auditing and other professional fees and stock-based compensation expense; and (3) subsequent to the Spin-off, costs incurred under a transition services agreement with Carrols for administrative support services.

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

•
Interest expense subsequent to August 5, 2011 consists of interest expense associated with our $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 (“the Notes”), borrowings under our senior secured credit facility, the amortization of deferred financing costs, imputed interest expense on leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations and any gains and losses from the settlement of lease financing obligations. Prior to August 5, 2011, interest expense included an allocation of interest expense due to Carrols, based on amounts due to Carrols in each respective period and imputed interest expense on leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations and any gains and losses from the settlement of lease financing obligations.

Recent and Future Events Affecting our Results of Operations

Spin-off of Fiesta Restaurant Group, Inc.
On April 16, 2012, the board of directors of Carrols approved the Spin-off of Fiesta. On May 7, 2012, Carrols completed the Spin-off of Fiesta in the form of a pro rata dividend of all of our issued and outstanding common stock to Carrols' stockholders whereby each holder of Carrols' common stock of record on April 26, 2012 received one share of our common stock for every one share of Carrols common stock held.
We filed with the Securities and Exchange Commission (the “SEC”) a Form 10 registration statement, File No. 001-35373, as amended (the “Registration Statement”), which included as an exhibit thereto an information statement which describes the Spin-off. This Registration Statement, which registered the Company's common stock under the Securities Exchange Act of 1934, as amended, was declared effective by the SEC on April 25, 2012.
In connection with the Spin-off, on April 24, 2012, Carrols and Carrols Corp. entered into several agreements with us that govern the transition and Carrols' post Spin-off relationship with us, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement.
We incurred costs of $1.0 million in the second quarter of 2012 related to the Transition Services Agreement which became effective on May 7, 2012. We currently anticipate incurring approximately $4.4 million of costs under the Transition Services Agreement for all of 2012.
Lease Financing Obligations
For certain of our sale-leaseback transactions, Carrols Corp. has guaranteed the lease payments on an unsecured basis or is the primary lessee on the leases associated with certain of our sale-leaseback transactions. Prior to the Spin-off, ASC 840-40 “Sale-Leaseback Transactions” required us to classify these leases as lease financing transactions because the guarantee from a related party constituted continuing involvement and caused the sale to not qualify for sale-leaseback accounting. Under the financing method, the assets remain on our consolidated balance sheet and continue to be depreciated and the net proceeds received by us from these transactions are recorded as a lease financing liability. Payments under these leases were applied as payments of imputed interest and deemed principal on the underlying financing obligations rather than as rent expense.
Such leases qualified for sale-leaseback accounting upon the Spin-off due to the cure or elimination of certain provisions that previously precluded sale-leaseback accounting (and the treatment of such leases as operating leases) in our consolidated financial statements. This was primarily due to guarantees from Carrols Corp. prior to the Spin-off which were considered guarantees from a related party. As a result of the qualification for sale-leaseback accounting during the second quarter of 2012 due to the Spin-off, we removed the associated lease financing obligations, property and equipment, and deferred financing costs from our balance sheet, and recognized deferred gains on sale-leaseback transactions related to the qualification of $32.1 million that will be amortized as a reduction of rent expense over the individual remaining lease terms. This resulted in a decrease in lease financing obligations of $114.2 million, a decrease in assets under lease financing obligations of $80.4 million, and a decrease of $1.6 million in deferred financing fees.
Additionally in the second quarter of 2012, we exercised purchase options associated with the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, we reduced our lease financing obligations by $6.0 million during the second quarter of 2012.
As a result of the qualification of these leases discussed above and purchase of the five properties mentioned above, restaurant rent expense was $1.1 million higher, depreciation expense was $0.3 million lower and interest expense was $1.6 million lower in the second quarter of 2012 compared to the second quarter of 2011. For all of 2012 as compared to 2011, the qualification of these leases and purchase will cause restaurant rent expense to be $4.7 million higher, depreciation and amortization expense to be $1.4 million lower and interest expense to be $7.1 million lower.

Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant and the cost of any necessary future capital improvements. We may elect to close restaurants based on such evaluation.
In the first quarter of 2012, we closed our five Pollo Tropical restaurants in New Jersey and one underperforming Taco Cabana restaurant. Two of the five Pollo Tropical restaurant location's assets were previously impaired as of January 1, 2012 and have a base lease term ending in 2012. We also closed two underperforming Pollo Tropical restaurants and one underperforming Taco Cabana restaurant in 2011. We currently do not anticipate closing any additional Pollo Tropical and Taco Cabana restaurants in 2012.

We do not believe that the future impact on our consolidated results of operations from such restaurant closures will be material, although there can be no assurance in this regard. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
Refinancing of Outstanding Indebtedness
On August 5, 2011, we entered into independent financing arrangements, the proceeds from which were used to distribute funds to Carrols to enable Carrols to repay its existing indebtedness, as well as to pay all related fees and expenses. In the first quarter of 2012 Carrols transferred to us $2.5 million of excess cash proceeds from the financings.
On August 5, 2011 we sold $200.0 million of Notes and entered into a $25 million senior secured revolving credit facility which was undrawn at closing. Effective with the issuance of the Notes, amounts due to Carrols at August 5, 2011 were repaid and we have since been independently funding our operations, including payment to Carrols for our pro-rata share for executive management and administrative support provided by Carrols to us prior to the Spin-off and for costs incurred subsequent to the Spin-off under the Transition Services Agreement discussed above.
In connection with the sale of $200.0 million of the Notes, we and certain of our subsidiaries entered into a registration rights agreement dated as of August 5, 2011, with Wells Fargo Securities, LLC and Jefferies & Company, Inc. In general, the registration rights agreement provides that we and certain of our subsidiaries agreed to file, and cause to become effective, a registration statement with the SEC in which we offer the holders of the Fiesta Notes the opportunity to exchange such notes for newly issued notes that have terms which are identical to the Fiesta Notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”), which we refer to as the “exchange notes”. We initially filed a registration statement on Form S-4 for the exchange notes with the SEC on April 30, 2012 which was declared effective by the SEC on June 25, 2012. We consummated the exchange of all the $200.0 million of the Notes for exchange notes on July 30, 2012.
Executive Summary-Consolidated Operating Performance for the Three Months Ended July 1, 2012

Total revenues increased 6.3% in the second quarter of 2012 to $128.8 million from $121.2 million in the second quarter of 2011. Restaurant sales in the second quarter of 2012 increased 6.2% to $128.2 million from $120.7 million in the second quarter of 2011, primarily due to comparable restaurant sales growth at both Pollo Tropical and Taco Cabana. Franchise revenues in the second quarter of 2012 increased to $0.6 million from $0.5 million in the second quarter of 2011.

Restaurant operating margins, as a percentage of restaurant sales, improved in the second quarter of 2012 compared to the second quarter of 2011, and were favorably impacted by lower cost of sales, restaurant wages, and other operating expenses, partially offset by higher rent expense due to the qualification for sale treatment of the sale-leaseback transactions discussed above.

General and administrative expenses increased $1.5 million to $10.5 million in the second quarter of 2012 from $9.1 million in the second quarter of 2011 due to the hiring of certain Fiesta management team members as well as legal and other costs incurred in connection with the Spin-off.

Depreciation and amortization decreased $0.6 million to $4.4 million in the second quarter of 2012 from $4.9 million in the second quarter of 2011, primarily due to the elimination of depreciation expense of $0.3 million as a result of the qualification for sale treatment of sale-leaseback transactions, as discussed above.

Income from operations increased $2.6 million, or 25.6%, to $12.9 million in the second quarter of 2012 from $10.2 million in the second quarter of 2011.

Interest expense increased $1.5 million to $6.3 million in the second quarter of 2012 from $4.8 million in the second quarter 2011, due primarily to our refinancing activities in the third quarter of 2011 partially offset by the elimination of interest expense of $1.6 million as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of these payments as rent, as discussed above.
Our 2012 estimated effective income tax rate used in the second quarter of 2012, excluding discrete tax items, increased to 42.7% from 37.3% used in the second quarter of 2011 due primarily to the elimination of Work Opportunity Tax Credits in 2012. If these credits were to be reenacted for 2012 our effective tax rate would be adjusted in the period of reenactment.

Net income increased $0.3 million to $3.9 million in the second quarter of 2012, or $0.17 per diluted share, compared to net income of $3.6 million, or $0.16 per diluted share, in the second quarter of 2011.

Results of Operations

Three Months Ended July 1, 2012 Compared to Three Months Ended July 3, 2011
The following table sets forth, for the three months ended July 1, 2012 and July 3, 2011, selected consolidated operating results as a percentage of consolidated restaurant sales:

	July 1, 2012	July 3, 2011
Restaurant sales:
Pollo Tropical	44.2%	43.2%
Taco Cabana	55.8%	56.8%
Consolidated restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	32.2%	32.9%
Restaurant wages and related expenses	26.6%	27.1%
Restaurant rent expense	4.2%	3.5%
Other restaurant operating expenses	12.7%	13.0%
Advertising expense	3.1%	3.1%
General and administrative	8.2%	7.5%
Since the beginning of the second quarter of 2011 through the end of the second quarter of 2012, we have opened five new Pollo Tropical restaurants and four new Taco Cabana restaurants. During the same period we closed six Pollo Tropical restaurants and two Taco Cabana restaurants.
Total revenues increased 6.3% to $128.8 million in the second quarter of 2012 from $121.2 million in the second quarter of 2011. Pollo Tropical restaurant sales in the second quarter of 2012 increased 8.5% to $56.6 million due primarily to an increase in comparable restaurant sales of 7.8%, resulting from a 6.9% increase in guest traffic and a 0.8% increase in average check, compared to the second quarter of 2011. In addition, five restaurants opened since the beginning of the second quarter of 2011 contributed $0.6 million in additional restaurant sales in the second quarter of 2012, net of the impact of closed restaurants in the same period. The effect of menu price increases taken at our Pollo Tropical restaurants in the last twelve months was approximately 2.9%.
Taco Cabana restaurant sales in the second quarter of 2012 increased 4.4% to $71.6 million due primarily to an increase in comparable restaurant sales of 4.5% in the second quarter of 2012 resulting from a 3.8% increase in average check and a 0.6% increase in guest traffic. The effect of menu price increases taken in the last twelve months at our Taco Cabana restaurants was approximately 3.7%.
Franchise revenues increased to $0.6 million in the second quarter of 2012 from $0.5 million in the second quarter of 2011.
Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales decreased to 33.1% in the second quarter of 2012 from 33.3% in the second quarter of 2011 due primarily to the effect of menu price increases taken in the last twelve months and a favorable sales mix partially offset by higher commodity prices (0.4%). Pollo Tropical restaurant wages and related expenses decreased to 23.3% in the second quarter of 2012 from 23.6% in the second quarter of 2011 due primarily to the effect of higher sales volumes on fixed labor costs. Pollo Tropical other restaurant operating expenses decreased to 12.0% in second quarter of 2012 from 12.6% in the second quarter of 2011 due to lower utility costs (0.5%) and the effect of higher sales volumes on fixed operating costs, partially offset by higher restaurant pre-opening expenses in 2012. Pollo Tropical advertising expense decreased to 1.8% in the second quarter of 2012 from 1.9% in the second quarter of 2011.
Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales decreased to 31.5% in the second quarter of 2012 from 32.5% in the second quarter of 2011 due primarily to the effect of menu price increases taken in the last twelve months. Taco Cabana restaurant wages and related expenses decreased to 29.2% in the second quarter of 2012, from 29.8% in the second quarter of 2011 due primarily to the effect of higher sales volumes on fixed labor costs and lower workers' compensation claim costs (0.3%). Taco Cabana other restaurant operating expenses decreased to 13.2% in the second quarter of 2012 from 13.4% in the second quarter of 2011 due primarily to lower utility costs (0.4%) partially offset by higher repair and maintenance expenses (0.3%). Taco Cabana advertising expense increased to 4.2% in the second quarter of 2012 from 4.0% in the second quarter of 2011 due to the timing of promotions.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.2% in the second quarter of 2012 from 3.5% in the second quarter of 2011 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which increased rent expense in the second quarter by $1.1 million.

Consolidated General and Administrative Expenses. General and administrative expenses increased to $10.5 million in the second quarter of 2012 from $9.1 million in the second quarter of 2011 and, as a percentage of total restaurant sales, increased to 8.2% compared to 7.5% in the second quarter of 2011, due to the hiring of certain Fiesta executive management and administrative staff as well as legal and other costs incurred in connection with the Spin-off. General and administrative costs also included an increase in administrative bonus accruals, primarily due to the addition of executive management, of $0.4 million.

Adjusted Segment EBITDA. Due to the factors above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $10.5 million in the second quarter of 2012 from $9.5 million in the second quarter of 2011. Adjusted Segment EBITDA for our Pollo Tropical restaurants was negatively impacted by an increase in rent expense of $0.4 million in the second quarter of 2012 compared to the second quarter of 2011 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above. Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $6.9 million in the second quarter of 2012 from $7.0 million in the second quarter of 2011. Adjusted Segment EBITDA for our Taco Cabana restaurants was negatively impacted by an increase in rent expense of $0.7 million in the second quarter 2012 compared to the second quarter of 2011 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above. General and administrative expenses for each segment includes general and administrative expenses related directly to the segment as well as allocated expenses associated with administrative support for executive management and other administrative functions.

Depreciation and Amortization. Depreciation and amortization expense decreased to $4.4 million in the second quarter of 2012 from $4.9 million in the second quarter of 2011 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which decreased depreciation expense in the second quarter of 2012 by $0.3 million.
Impairment and Other Lease Charges. Impairment and other lease charges were negligible in the second quarter of 2012 and were $0.8 million in the second quarter of 2011.

Interest Expense. Interest expense increased $1.5 million to $6.3 million in the second quarter of 2012 from $4.8 million in the second quarter 2011 due primarily to our refinancing activities in the third quarter of 2011 partially offset by the elimination of interest expense of $1.6 million in the second quarter of 2012 as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of payments under the related real property leases as rent, as discussed above.
Provision for Income Taxes. The provision for income taxes for the second quarter of 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.7%, which excluded discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $0.2 million in the second quarter of 2012. The provision for income taxes for the second quarter of 2011 was derived using an estimated effective annual income tax rate for 2011 of 37.3%. Discrete tax adjustments reduced the provision for income taxes by $0.2 million in the second quarter of 2011.
Net Income. As a result of the foregoing, we had net income of $3.9 million in the second quarter of 2012 compared to net income of $3.6 million in the second quarter of 2011.

Six Months Ended July 1, 2012 Compared to Six Months Ended July 3, 2011
The following table sets forth, for the six months ended July 1, 2012 and July 3, 2011, selected consolidated operating results as a percentage of consolidated restaurant sales:

	July 1, 2012	July 3, 2011
Restaurant sales:
Pollo Tropical	44.9%	44.1%
Taco Cabana	55.1%	55.9%
Consolidated restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	32.3%	32.2%
Restaurant wages and related expenses	26.8%	27.3%
Restaurant rent expense	3.7%	3.5%
Other restaurant operating expenses	12.6%	12.9%
Advertising expense	3.3%	3.3%
General and administrative	8.5%	7.6%
Since the beginning of 2011 through the end of the second quarter of 2012, we have opened five new Pollo Tropical restaurants and five new Taco Cabana restaurants. During the same period we closed seven Pollo Tropical restaurants and two Taco Cabana restaurants.
Total revenues increased 7.6% to $255.0 million in the first six months of 2012 from $236.9 million in the first six months of 2011. Pollo Tropical restaurant sales in the first six months of 2012 increased 9.4% to $114.0 million due primarily to an increase in comparable restaurant sales of 8.6%, resulting primarily from an increase in guest traffic and, to a much lesser extent, an increase in average check, compared to the second quarter of 2011. In addition, five restaurants opened since the beginning of 2011 contributed $1.6 million in additional restaurant sales in the first six months of 2012, net of the impact of closed restaurants during the same period. The effect of menu price increases taken at our Pollo Tropical restaurants was approximately 3.3% in the first six months of 2012.
Taco Cabana restaurant sales in the first six months of 2012 increased 6.0% to $139.8 million due primarily to an increase in comparable restaurant sales of 5.3% in the first six months of 2012 resulting from a 3.8% increase in average check and to a lesser extent increases in guest traffic. The effect of menu price increases taken at our Taco Cabana restaurants was approximately 3.6% in the first six months of 2012.
Franchise revenues increased to $1.2 million in the first six months of 2012 from $0.9 million in the first six months of 2011.
Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales increased slightly to 33.3% in the first six months of 2012 from 33.2% in the first six months of 2011 due primarily to higher commodity prices (0.7%) substantially offset by the effect of menu price increases and a favorable sales mix. Pollo Tropical restaurant wages and related expenses decreased to 23.2% in the first six months of 2012 from 23.6% in the first six months of 2011 due primarily to the effect of higher sales volumes on fixed labor costs partially offset by higher workers' compensation claim costs. Pollo Tropical other restaurant operating expenses decreased to 12.1% in the first six months of 2012 from 12.4% in the first six months of 2011 due to lower utility costs (0.4%) and the effect of higher sales volumes on fixed operating costs, partially offset by higher restaurant pre-opening expenses in 2012. Pollo Tropical advertising expense decreased to 2.0% in the first six months of 2012 from 2.2% in the first six months of 2011 due primarily to the timing of promotions. For all of 2012 we anticipate advertising expense to be range between 2.6% to 2.8% of Pollo Tropical restaurant sales.
Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased to 31.6% in the first six months of 2012 from 31.4% in the first six months of 2011 due primarily to higher commodity costs (1.1%) partially offset by the effect of menu price increases taken in the last twelve months, and to a lesser extent, a favorable sales mix. Taco Cabana restaurant wages and related expenses decreased to 29.7% in the first six months of 2012 from 30.2% in the first six months of 2011 due primarily to the effect of higher sales volumes on fixed labor costs and lower workers' compensation claim costs (0.3%). Taco Cabana other restaurant operating expenses decreased to 13.1% in the first six months of 2012 from 13.3% in the first six months of 2011 due primarily to lower utility costs (0.4%) partially offset by higher repair and maintenance expenses (0.3%). Taco Cabana advertising expense increased to 4.3% in the first six months of 2012 from 4.2% in the first six months of 2011 due to the timing of promotions. For all of 2012 we anticipate advertising expense to range between 3.9% to 4.1% of Taco Cabana restaurant sales.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, increased to 3.7% in the first six months of 2012 from 3.5% in the second quarter of 2011 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which increased rent expense in the first six months of 2012 by $1.1 million. This was partially offset by the effect of higher restaurant sales volumes at both Pollo Tropical and Taco Cabana on fixed rental costs.

Consolidated General and Administrative Expenses. General and administrative expenses increased to $21.6 million in the first six months of 2012 from $18.0 million in the first six months of 2011 and, as a percentage of total restaurant sales, increased to 8.5% compared to 7.6% in the first six months of 2011, due to the hiring of certain Fiesta executive management and administrative staff as well as legal and other costs of $0.8 million incurred in connection with the Spin-off. General and administrative expense also includes stock-based compensation expense and other costs of $1.1 million in the first quarter of 2012 related to the conversion of Carrols outstanding stock options into either shares of Carrols common stock or restricted stock in connection with the Spin-off and the acceleration of vesting of restricted stock awards of our former Chairman upon his departure from our board of directors. General and administrative costs also included an increase in administrative bonus accruals, primarily due to the addition of executive management, of $0.8 million.
Adjusted Segment EBITDA. Due to the factors above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $21.7 million in the first six months of 2012 from $19.3 million in the first six months of 2011. Adjusted Segment EBITDA for our Pollo Tropical restaurants was negatively impacted by an increase in rent expense of $0.4 million in the first six months of 2012 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above. Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $13.1 million in the first six months of 2012 from $13.3 million in the first six months of 2011. Adjusted Segment EBITDA for our Taco Cabana restaurants was negatively impacted by an increase in rent expense of $0.7 million in the first six months of 2012 compared to the first six months of 2011 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above. General and administrative expenses for each segment includes general and administrative expenses related directly to the segment as well as allocated expenses associated with administrative support for executive management and other administrative functions.

Depreciation and Amortization. Depreciation and amortization expense decreased to $9.2 million in the first six months of 2012 from $9.7 million in the first six months of 2011 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which decreased depreciation expense in the second quarter of 2012 by $0.3 million.
Impairment and Other Lease Charges. Impairment and other lease charges were $6.9 million in the first six months of 2012 and consisted of asset impairment charges of $4.1 million and lease charges of $1.8 million associated with the closure of our five Pollo Tropical restaurants in New Jersey in the first quarter of 2012 and $1.0 million of asset impairment charges for two Taco Cabana restaurants. Two of the five closed Pollo Tropical restaurants' assets were previously impaired in 2011. Impairment and other lease charges were $1.1 million in the first six months of 2011 and consisted primarily of $0.4 million for two previously closed Pollo Tropical restaurants, $0.3 million for a previously impaired Taco Cabana restaurant that was closed in the second quarter of 2011 and $0.2 million for two previously closed Taco Cabana restaurant properties.

Interest Expense. Interest expense increased $4.6 million to $14.3 million in the first six months of 2012 due primarily to our refinancing activities in the third quarter of 2011 partially offset by the elimination of interest expense of $1.6 million in 2012 as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of these payments as rent, as discussed above.
Provision for Income Taxes. The provision for income taxes for the first six months of 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.7%, which excluded discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $0.2 million in the first six months of 2012. The provision for income taxes for the first six months of 2011 was derived using an estimated effective annual income tax rate for 2011 of 37.3%. Discrete tax adjustments reduced the provision for income taxes by $0.2 million in the first six months of 2011.
Net Income. As a result of the foregoing, we had net income of $2.1 million in the first six months of 2012 compared to net income of $7.2 million in the first six months of 2011.

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
On August 5, 2011, we and Carrols entered into new financing arrangements, the proceeds from which were used to distribute funds to Carrols to enable Carrols to repay its existing indebtedness, as well as to pay accrued interest and all related fees and expenses. On August 5, 2011 we sold $200.0 million of the Notes and entered into a $25.0 million senior secured revolving credit facility which was undrawn at closing. Excess cash generated from the financings was approximately $9.5 million. Carrols transferred $2.5 million of the excess cash from the financings to us in the first quarter of 2012.
Interest payments under our debt obligations, capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability of revolving credit borrowings under our senior credit facility and proceeds from any sale-leaseback transactions which we may choose to do will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided by operating activities for the first six months of 2012 and 2011 was $11.9 million and $20.2 million, respectively. The decrease of $8.3 million was due primarily to an increase in the components of net working capital of $5.2 million and an increase in deferred income tax assets of $2.8 million.
Investing Activities. Net cash used for investing activities in the first six months of 2012 and 2011 was $19.5 million and $7.0 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Six Months Ended July 1, 2012
New restaurant development	$7,236	$3,190	$—	$10,426
Restaurant remodeling	315	2,662	—	2,977
Other restaurant capital expenditures (1)	1,645	1,846	—	3,491
Corporate and restaurant information systems	64	291	175	530
Total capital expenditures	$9,260	$7,989	$175	$17,424
Number of new restaurant openings	3	1		4
Six months ended July 3, 2011:
New restaurant development	$1,348	$5,776	$—	$7,124
Restaurant remodeling	1,399	842	—	2,241
Other restaurant capital expenditures (1)	1,034	1,198	—	2,232
Corporate and restaurant information systems	376	29	—	405
Total capital expenditures	$4,157	$7,845	$—	$12,002
Number of new restaurant openings	—	3		3
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended July 1, 2012 and July 3, 2011, total restaurant repair and maintenance expenses were approximately $6.0 million and $5.2 million, respectively.

In 2012, we anticipate that total capital expenditures will range from $42 million to $46 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2012 are expected to include $25 million to $28 million for development of new restaurants and purchase of related real estate for the opening of a total of ten to twelve new Pollo Tropical and Taco Cabana restaurants (of which four new restaurants have been opened as of July 1, 2012). Our capital expenditures in 2012 are also expected to include expenditures of approximately $16 million to $17 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $1 million of other expenditures.
Investing activities also include sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.0 million in the first six months of 2011. There were no sale-leaseback transactions in the first six months of 2012. The net proceeds from these sales were used to reduce outstanding borrowings under Carrols LLC's prior senior credit facility. In the first quarter of 2012 we purchased for $2.1 million one of our existing Pollo Tropical restaurant properties to be sold in a future sale-leaseback transaction.
Financing Activities. Net cash used for financing activities in the first six months of 2012 and 2011 was $3.3 million and $10.1 million, respectively, and included in 2012 the purchase of five restaurant properties previously accounted for as lease financing obligations from the lessor for $6.0 million. Net borrowings on intercompany debt to Carrols in 2012, prior to the Spin-

off, were $0.5 million. Subsequent to the Spin-off, changes in amounts owed to Carrols are reflected as a working capital change in net cash provided from operating activities in our consolidated statement of cash flows. In 2011 net payments on intercompany debt were $11.0 million. In the first quarter of 2012 Carrols also transferred to us $2.5 million of the excess cash proceeds from the 2011 financings. In the first six months of 2011 we also sold a restaurant property with net proceeds of $1.7 million which was accounted for as a lease financing obligation.
Senior Secured Revolving Credit Facility. On August 5, 2011 we entered into a new first lien senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit) which was undrawn at closing. The senior credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the senior credit facility, and matures on February 5, 2016. On July 1, 2012, there were no outstanding borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on our Adjusted Leverage Ratio (with a margin of 2.50% at July 1, 2012), or
2) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on our Adjusted Leverage Ratio (with a margin of 3.50% at July 1, 2012).
Our obligations under our senior credit facility are guaranteed by all of our material subsidiaries and are secured by a first priority lien on substantially all of our assets and our material subsidiaries (including a pledge of all of the capital stock and equity interests of our material subsidiaries).
Our senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of July 1, 2012, we were in compliance with the covenants under our senior credit facility. After reserving $9.4 million for letters of credit guaranteed by the senior credit facility, $15.6 million was available for borrowing at July 1, 2012.
Notes. On August 5, 2011, we issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 pursuant to an indenture dated as of August 5, 2011 governing such Notes. The proceeds from the issuance of the Notes were used by Carrols to repay amounts outstanding under Carrols LLC's prior senior credit facility and Carrols Corp.'s 9% senior subordinated notes due 2013, as well as to pay related fees and expenses. The Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15. The Notes are guaranteed by all of our material subsidiaries and are secured by second-priority liens on substantially all of our and our material subsidiaries' assets, (including a pledge of all of the capital stock and equity interests of our material subsidiaries).
The indenture governing the Notes and the security agreement provide that any capital stock and equity interests of any of our material subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the Notes then outstanding.
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
The Notes are jointly and severally guaranteed, unconditionally and in full by all of our material subsidiaries which are directly or indirectly wholly-owned by us. Separate condensed consolidating information is not included because we are a holding company with all of our operations conducted through the guarantor subsidiaries. There are no significant restrictions on our ability or any of the guarantor subsidiaries to obtain funds from our respective subsidiaries. All consolidated amounts in the our financial statements are representative of the combined guarantors.
The indenture governing the Notes includes certain covenants, including limitations and restrictions on us and our material subsidiaries who are guarantors under such indenture to incur additional debt, issue preferred stock, pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments, incur liens, sell assets, enter into transactions with affiliates, agree to payment restrictions affecting certain of its material subsidiaries and enter into mergers, consolidations or sales of all or substantially all of our or our material subsidiaries' assets.

The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of ours having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of July 1, 2012 with the restrictive covenants of the indenture governing the Notes.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of July 1, 2012 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest(1)	$288,750	$17,750	$35,500	$235,500	$—
Capital lease obligations, including interest(2)	1,757	141	264	229	1,123
Operating lease obligations(3)	314,458	28,383	55,275	53,183	177,617
Lease financing obligations, including interest(4)	5,914	255	516	526	4,617
Total contractual obligations	$610,879	$46,529	$91,555	$289,438	$183,357

(1)	Our long term debt at July 1, 2012 included $200.0 million of Notes. Total interest payments on the Notes of $88.8 million for all years presented are included at the coupon rate of 8.875%.

(2)	Includes total interest of $0.7 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property all of which have been excluded from this table.

(4)
Includes total interest of $2.9 million for all years presented. As a result of the Spin-off, we reduced our lease financing obligations by $114.2 million during the six months ended July 1, 2012 due to the cure of the provisions that previously precluded sale-leaseback accounting. These leases are reflected as operating lease obligations in the above table. We also reduced lease financing obligations by $6.0 million in the six months ended July 1, 2012 by purchasing six restaurant properties previously accounted for as lease financing obligations. Refer to Note 8 of our consolidated financial statements further discussion.

We have not included in the contractual obligations table payments we may make for workers' compensation, general liability and employee health care claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled.
Long-Term Debt Obligations.    Refer to Note 7 of our consolidated financial statements for details of our long-term debt.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
Application of Critical Accounting Policies
Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements for the year ended January 1, 2012 included in our Registration Statement. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the fiscal year ended January 1, 2012 previously disclosed in our Registration Statement during the six months ended July 1, 2012.
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

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. “Forward-looking statements” are any statements that are not based on historical information. Statements other than statements of historical facts included in this information statement, including, without limitation, statements regarding our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	The effect of the spin-off of Fiesta by Carrols;

•	The potential tax liability associated with the spin-off of Fiesta by Carrols;

•	Increases in food and other commodity costs;

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Risks associated with the expansion of our business;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in the Registration Statement for the year ended January 1, 2012 with respect to our market risk sensitive instruments.

ITEM 4—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2012.
No change occurred in our internal control over financial reporting during the second quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings
None

Item 1A.    Risk Factors
The risk factors included in the Registration Statement describe important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in the Registration Statement.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.    Default Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information

None

Item 6.    Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit No.

10.1	Offer letter between Fiesta Restaurant Group, Inc. and Lynn S. Schweinfurth+

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ____________

*
As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

+	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: August 15, 2012	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: August 15, 2012	/S/ LYNN SCHWEINFURTH
(Signature)
Lynn Schweinfurth Vice President, Chief Financial Officer and Treasurer