Form 10-Q
period 2012-09-30
Fiesta Restaurant Group, Inc.
filed 2012-11-13
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35373
__________________________________________________________
FIESTA RESTAURANT GROUP, INC.
(Exact name of Registrant as specified in its charter)
__________________________________________________________

Delaware	90-0712224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14800 Landmark Boulevard, Suite 500 Addison, Texas	75254
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (972) 702-9300
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2012, Fiesta Restaurant Group, Inc. had 23,517,098 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(unaudited)

	September 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash	$3,098	$13,670
Trade receivables	7,042	4,842
Inventories	2,173	2,264
Prepaid rent	2,066	2,397
Prepaid expenses and other current assets	2,747	2,660
Deferred income taxes	1,738	1,776
Total current assets	18,864	27,609
Property and equipment, net	124,892	195,122
Goodwill (Note 3)	123,484	123,484
Intangible assets, net	222	301
Deferred income taxes	12,914	11,659
Deferred financing costs, net	6,027	6,908
Other assets	3,270	5,083
Total assets	$289,673	$370,166
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt (Note 7)	$61	$59
Accounts payable	6,970	9,026
Accrued interest	2,222	7,152
Accrued income taxes	368	—
Accrued payroll, related taxes and benefits	12,985	12,154
Accrued real estate taxes	4,308	3,197
Other liabilities	5,059	5,085
Total current liabilities	31,973	36,673
Long-term debt, net of current portion (Note 7)	200,902	200,949
Lease financing obligations (Note 8)	3,027	123,019
Deferred income—sale-leaseback of real estate	35,107	4,055
Other liabilities (Note 5)	12,077	10,142
Total liabilities	283,086	374,838
Commitments and contingencies (Note 12)
Stockholders' equity (deficit):
Common stock, par value $.01; authorized 100,000,000 shares; issued 23,511,456 and 23,161,822 shares, respectively, and outstanding 22,748,221 and 23,161,822 shares, respectively	227	227
Additional paid-in capital	8,899	3,345
Accumulated deficit (Note 6)	(2,539)	(8,244)
Total stockholders' equity (deficit)	6,587	(4,672)
Total liabilities and stockholders' equity (deficit)	$289,673	$370,166

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND OCTOBER 2, 2011
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues:
Restaurant sales	$127,648	$120,781	$381,422	$356,780
Franchise royalty revenues and fees	525	376	1,726	1,242
Total revenues	128,173	121,157	383,148	358,022
Costs and expenses:
Cost of sales	41,021	38,833	123,106	114,852
Restaurant wages and related expenses (including stock-based compensation expense of $1, $3, $9 and $15 respectively)	33,860	32,544	101,821	96,949
Restaurant rent expense	6,311	4,232	15,700	12,526
Other restaurant operating expenses	16,655	16,604	48,725	47,091
Advertising expense	3,776	4,468	12,094	12,361
General and administrative (including stock-based compensation expense of $379, $437, $1,594 and $1,284, respectively)	11,198	9,118	32,800	27,086
Depreciation and amortization	4,486	4,837	13,703	14,583
Impairment and other lease charges (Note 4)	(45)	(68)	6,816	1,016
Other expense	—	107	—	107
Total operating expenses	117,262	110,675	354,765	326,571
Income from operations	10,911	10,482	28,383	31,451
Interest expense	5,036	6,651	19,334	16,338
Income before income taxes	5,875	3,831	9,049	15,113
Provision for income taxes (Note 9)	2,226	1,409	3,344	5,442
Net income	$3,649	$2,422	$5,705	$9,671
Basic and diluted net income per share	$0.16	$0.10	$0.25	$0.42
Basic and diluted weighted average common shares outstanding (Note 11)	22,747,044	23,161,822	22,937,270	23,161,822

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND OCTOBER 2, 2011
(In thousands of dollars)
(Unaudited

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash flows provided from operating activities:
Net income	$5,705	$9,671
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	101	237
Stock-based compensation	1,401	1,299
Impairment and other lease charges	6,816	1,016
Loss on settlement of lease financing obligations	120	—
Depreciation and amortization	13,703	14,583
Amortization of deferred financing costs	1,234	407
Amortization of deferred gains from sale-leaseback transactions	(1,493)	(202)
Accretion of interest on lease financing obligations	220	37
Deferred income taxes	(1,221)	317
Changes in other operating assets and liabilities:	(5,308)	3,886
Net cash provided from operating activities	21,278	31,251
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(16,790)	(10,007)
Restaurant remodeling	(5,931)	(3,492)
Other restaurant capital expenditures	(5,300)	(3,684)
Corporate and restaurant information systems	(849)	(514)
Total capital expenditures	(28,870)	(17,697)
Properties purchased for sale-leaseback	(2,082)	—
Proceeds from sale-leaseback transactions	1,491	7,783
Proceeds from sales of other properties	934	—
Net cash used for investing activities	(28,527)	(9,914)
Cash flows used for financing activities:
Proceeds from issuance of senior secured second lien notes	—	200,000
Borrowings from (payments to) Carrols Restaurant Group, Inc., net	500	(133,492)
Capital contribution from Carrols Restaurant Group, Inc.	2,500	—
Dividend to Carrols Restaurant Group, Inc.	—	(75,469)
Borrowings on revolving credit facility	2,100	—
Repayments on revolving credit facility	(2,100)	—
Principal payments on capital leases	(45)	(42)
Financing costs associated with issuance of debt	(231)	(7,457)
Settlement of lease financing obligations	(6,047)	—
Proceeds from lease financing obligations		1,736
Financing costs associated with lease financing obligations	—	(89)
Net cash used for financing activities	(3,323)	(14,813)
Net increase (decrease) in cash	(10,572)	6,524
Cash, beginning of period	13,670	2,583
Cash, end of period	$3,098	$9,107
Supplemental disclosures:
Interest paid on long-term debt	$18,668	$—
Interest paid on lease financing obligations	$4,143	$8,259
Accruals for capital expenditures	$579	$515
Income tax payments, net	$2,601	$—
Non-cash reduction of lease financing obligations	$114,165	$1,740
Non-cash reduction of assets subject to lease financing obligations	$80,419	$—

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At September 30, 2012, Fiesta operated 90 Pollo Tropical® restaurants, of which 88 were located in Florida and two were located in Georgia, and franchised a total of 35 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad, three in Venezuela, two in Costa Rica, one in Panama and three on college campuses in Florida. At September 30, 2012, the Company also owned and operated 160 Taco Cabana® restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, two in Texas and one in Georgia.
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
In connection with the Spin-off, Fiesta and Carrols entered into several agreements that govern Carrols' post spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement and Transition Services Agreement ("TSA"). See Note 6—Former Related Party Transactions.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 1, 2012 contained 52 weeks. The three and nine months ended September 30, 2012 and October 2, 2011 contained thirteen and thirty-nine weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2012 and October 2, 2011 have been prepared without an audit pursuant to the rules and regulations of the SEC and do not include certain information and the footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2012 and October 2, 2011 are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2012 included in the Registration Statement. The January 1, 2012 balance sheet

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

data is derived from those audited financial statements.
Allocations. Through the date of the consummation of the Spin-off, Carrols provided administrative support to the Company for executive management, information systems and certain accounting, legal and other administrative functions. The cost of these services were allocated to the Company based primarily on a pro-rata share of either the Company’s revenues, number of restaurants or number of employees. The allocations may not reflect the expense the Company would have incurred as an independent, publicly traded company for the periods presented. Following the Spin-off, certain of these functions continue to be provided by Carrols under the TSA and the Company is performing certain functions using its own resources or purchased services from third parties. Refer to Note 6—Former Related Party Transactions for further discussion related to agreements entered into effective as of the Spin-off.
The unaudited consolidated financial statements for the three and nine months ended October 2, 2011 also reflect interest expense allocated by Carrols to the Company. Effective with the financing discussed in Note 7, on August 5, 2011 the Company secured its own financing and interest allocations from Carrols ceased. Management believes that its allocations are reasonable and based on a systematic and rational method; however, they are not necessarily indicative of the actual financial results of the Company, including such expenses that would have been incurred by the Company had it been operating as a separate, stand-alone entity for the periods presented. As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is presented for the historical periods presented in the consolidated financial statements. Consequently, the financial information herein may not reflect the financial position, results of operations and cash flows of the Company in the future or if the Company had been an independent stand-alone entity during the periods presented. In our opinion, the consolidated financial statements include all adjustments necessary for a fair presentation of its results of operations.
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

•
Senior Secured Second Lien Notes. The fair value of outstanding senior secured second lien notes is based on recent trading values, which are considered Level 2, and at September 30, 2012, was approximately $213.5 million.

•	Revolving Credit Facility. There were no outstanding borrowings under the Company’s revolving credit facility at September 30, 2012. Fair value for any borrowings would be considered Level 3.
See Note 4 for discussion of the fair value measurement of non-financial assets.
Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include: allocations of Carrols' general and administrative expenses and interest expense on amounts due to Carrols prior to the Spin-off, accrued occupancy costs, insurance liabilities, evaluation for impairment of goodwill and long-lived assets and lease accounting matters. Actual results could differ from those estimates.
Recent Accounting Developments. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of this guidance on its annual testing for goodwill impairment at December 31, 2012.
Subsequent Events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

2. Stock-Based Compensation
Prior to the Spin-off, certain of the Company's employees participated in the Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, as amended (the "Carrols Plan"). In conjunction with the Spin-off, the Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. For the period from May 7, 2012 through September 30, 2012, the consolidated statements of operations include expenses related to the Company's employees' and directors' participation in both the Carrols Plan and the Fiesta Plan. For the period from January 1, 2012 through the Spin-off, and the three and nine months ended October 2, 2011, the Statement of Operations includes expenses related to the Company's employees' and directors' participation in the Carrols Plan.

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
Additionally, during the three months ended September 30, 2012, the Company granted in the aggregate 164,254 non-vested shares to certain employees and directors. In general, these shares vest and become non-forfeitable over vesting periods ranging from three to five years and will be expensed according to the specific vesting period.
Stock-based compensation expense for the three and nine months ended September 30, 2012 was $0.4 million and $1.6 million, which included $0.4 million of expense related to the accelerated vesting of the unvested shares of the former Chairman of the Company's board of directors upon his departure from the Company's board of directors in the first quarter of 2012. As of September 30, 2012, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $5.7 million. The Company currently anticipates recording an additional $0.4 million as compensation expense in the remainder of 2012. At September 30, 2012, the remaining weighted average vesting period for non-vested shares was 2.9 years.

 Non-vested Shares

A summary of all non-vested shares activity for the nine months ended September 30, 2012 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Price
Nonvested at January 1, 2012	—	$—
Dividend from Spin-Off	434,397	11.10
Granted	363,256	13.97
Vested	(20,799)	11.10
Forfeited	(13,619)	11.10
Nonvested at September 30, 2012	763,235	$12.47

The fair value of the non-vested shares is based on the closing price on the date of grant. The weighted average fair value at the grant date for non-vested shares issued during the three months ended September 30, 2012 was $15.50.

3. Goodwill
The Company is required to review goodwill for impairment annually or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of each fiscal year end and has determined its reporting units to be at the brand level for Pollo Tropical and Taco Cabana. The Company does not believe

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

circumstances have changed since the last assessment date which would make it necessary to reassess their values.
There have been no changes in goodwill or goodwill impairment losses recorded during the nine months ended September 30, 2012 or the year ended January 1, 2012. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Total
Balance, September 30, 2012	$56,307	$67,177	$123,484

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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during nine months ended September 30, 2012 totaled $0.4 million.
Impairment on long-lived assets for the Company’s segments and other lease charges (recoveries) recorded were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Pollo Tropical	$94	$70	$5,931	$706
Taco Cabana	(139)	(138)	885	310
	$(45)	$(68)	$6,816	$1,016
During the nine months ended September 30, 2012, the Company recorded other lease charges, net of recoveries, of $1.5 million and impairment charges of $4.1 million associated with the closure of the Company’s five Pollo Tropical restaurants in New Jersey in the first quarter of 2012. The Company also recorded an impairment charge of $0.5 million related to a Pollo Tropical restaurant and $1.0 million related to two Taco Cabana restaurants and a recovery of other lease charges of $0.2 million related to a non-operating Pollo Tropical restaurant.
During the nine months ended October 2, 2011, the Company recorded other lease charges of $1.0 million associated with two previously closed Pollo Tropical restaurants and for two previously closed Taco Cabana restaurants and a Taco Cabana restaurant that was closed in the second quarter of 2011.
5. Other Liabilities, Long-Term
Other liabilities, long-term, consisted of the following:

	September 30, 2012	January 1, 2012
Accrued occupancy costs	$8,102	$7,459
Accrued workers’ compensation and general liability claims	1,874	1,251
Deferred compensation	765	710
Other	1,336	722
	$12,077	$10,142

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.6 million and $1.1 million are included in long-term accrued occupancy costs above at September 30, 2012 and January 1, 2012, respectively, with the remainder in other current liabilities:

	Nine Months Ended September 30, 2012	Year Ended January 1, 2012
Balance, beginning of period	$2,246	$1,665
Provisions for restaurant closures	1,796	800
Accruals (recoveries) for additional lease charges	(565)	649
Payments, net	(1,241)	(1,021)
Other adjustments	207	153
Balance, end of period	$2,443	$2,246

6. Former Related Party Transactions
Effective upon the completion of the Spin-off, Fiesta Restaurant Group ceased to be a related party of Carrols.
Prior to the date of the Spin-off, the Company's expenses included allocations from Carrols of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting, internal audit and human resources and certain other administrative functions. The Company's allocated administrative expenses from Carrols were $4.2 million for the nine months ended September 30, 2012, and $2.9 million and $8.8 million for the three and nine months ended October 2, 2011, respectively.

Prior to August 5, 2011, interest expense was allocated to the Company based on the amount due to parent company during the year and the weighted average interest rate in effect for the period for Carrols on its long-term debt obligations, excluding lease financing obligations. Effective with the Company’s debt financings on August 5, 2011, intercompany interest allocations from Carrols ceased. Interest expense on the amount due to parent company was $0.7 million for the three months ended October 2, 2011 and $4.7 million for the nine months ended October 2, 2011.

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

In the first quarter of 2012, Carrols made a capital contribution in cash to the Company of $2.5 million. This capital contribution was a portion of the excess cash proceeds from the debt financings in 2011 discussed in Note 7. In 2012 and prior to the Spin-off, Carrols made non-cash capital contributions of $2.7 million to the Company which represented $1.0 million in stock compensation expense applicable to equity awards in Carrols' common stock and $1.7 million for the transfer of income tax related assets and liabilities.
Amounts shown as due to parent company at January 1, 2012 in the accompanying consolidated balance sheets represent amounts related to administrative support provided by Carrols and taxes payable by the Company to Carrols due to the Company’s inclusion in Carrols’ consolidated federal and certain state income tax returns. As of September 30, 2012, the Company owed $1.5 million to Carrols, which is included in accounts payable in the accompanying consolidated balance sheets.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

•
Tax Matters Agreement. The tax matters agreement dated April 24, 2012, (the "Tax Matters Agreement"), (1) governs the allocation of the tax assets and liabilities between the Company and Carrols and Carrols Corporation, a subsidiary of Carrols ("Carrols Corp."), (2) provides for certain restrictions and indemnities in connection with the tax treatment of the Spin-off and (3) addresses certain other tax related matters, including, without limitation, those relating to (a) the obligations of Carrols, Carrols Corp. and the Company with respect to the preparation or filing of tax returns for all periods, and (b) the control of any income tax audits and any indemnities with respect thereto. The Tax Matters Agreement provides that if the Company takes any actions after Carrols’ distribution of our shares in the Spin-off that result in or cause the distribution to be taxable to Carrols, the Company will be responsible under the Tax Matters Agreement for any resulting taxes imposed on us or on Carrols or Carrols Corp. Further, the Tax Matters Agreement provides that the Company will be responsible for 50% of the losses and taxes of Carrols and its affiliates resulting from the Spin-off not attributable to any such action of the Company or an equivalent action by Carrols.

•
Transition Services Agreement. Under the TSA, Carrols and Carrols Corp. agreed to provide certain support services (including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services) to the Company, and the Company agreed to provide certain limited management services (including certain legal services) to Carrols and Carrols Corp. The charge for transition services is intended to allow Carrols to recover its direct and indirect costs incurred in providing those services. The TSA became effective upon consummation of the Spin-off and will continue for a period of three years provided that the Company may extend the term of the TSA by one additional year upon 90 days prior written notice to Carrols or may terminate the TSA with respect to any service provided thereunder at any time upon 90 days prior written notice to Carrols. During the three and nine months ended September 30, 2012 the Company incurred costs of $1.5 million and $2.6 million, respectively, related to the TSA.

Because the terms of these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.
7. Long-term Debt
Long term debt at September 30, 2012 and January 1, 2012 consisted of the following:

	September 30, 2012	January 1, 2012
Collateralized:
Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes	$200,000	$200,000
Capital leases	963	1,008
	200,963	201,008
Less: current portion of long-term debt	(61)	(59)
	$200,902	$200,949

Senior Secured Credit Facility. On August 5, 2011 the Company entered into a first lien senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit) which was undrawn at closing. The facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the senior credit facility, and matures on February 5, 2016. On September 30, 2012, there were no outstanding borrowings under the Company’s senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on the Company’s Adjusted Leverage Ratio (with a margin of 2.50% at September 30, 2012), or
2) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on the Company’s Adjusted Leverage Ratio (with a margin of 3.50% at September 30, 2012).
The Company’s obligations under its senior credit facility are guaranteed by all of the Company's material subsidiaries and are secured by a first priority lien on substantially all of the Company’s assets and of its material subsidiaries, as guarantors,

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

(including a pledge of all of the capital stock and equity interests of its material subsidiaries).
The Company’s senior credit facility contains certain covenants, including without limitation, those limiting the Company and the Company's guarantor subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (as defined under the senior credit facility). The senior credit facility also includes customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of the Company having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of September 30, 2012, the Company was in compliance with the covenants under its senior credit facility. After reserving $9.4 million for letters of credit guaranteed by the senior credit facility, $15.6 million was available for borrowing at September 30, 2012.
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of September 30, 2012 with the restrictive covenants of the indenture governing the Notes.

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
During the second quarter of 2012, the Company exercised its purchase options under the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $6.0 million in the second quarter of 2012. The Company also recorded a loss of $0.1 million included in interest expense representing the net amount by which the purchase price of the five restaurant properties acquired exceeded the balance of the respective lease financing obligations.
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
At the time of the Spin-off, these sale-leaseback transactions qualified for sale-leaseback accounting (and the treatment of such related leases as operating leases) due to the cure or elimination of the provisions that previously precluded sale-leaseback accounting in the Company's financial statements. As a result of the qualification for sale-leaseback accounting during the second quarter of 2012, the Company removed the associated lease financing obligations, property and equipment, and deferred financing costs from its balance sheet, and recognized deferred gains on sale-leaseback transactions related to the qualification of $32.1 million that will be amortized as a reduction of rent expense over the individual remaining lease terms. This resulted in a decrease in lease financing obligations of $114.2 million, a decrease in assets under lease financing obligations of $80.4 million, and a decrease of $1.6 million in deferred financing fees.
The interest rates on lease financing obligations ranged from 8.6% to 8.8% at September 30, 2012. Interest expense associated with lease financing obligations for the three months ended September 30, 2012 and October 2, 2011 was $0.1 million and $2.8 million, respectively and was $4.4 million and $8.5 million for the nine months ended September 30, 2012 and October 2, 2011, respectively.
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
The Company’s income tax provision was comprised of the following for the three and nine months ended September 30, 2012 and October 2, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Current	$683	$610	$4,565	$5,125
Deferred	1,543	799	(1,221)	317
	$2,226	$1,409	$3,344	$5,442
The provision for income taxes for the three and nine months ended September 30, 2012 was derived using an estimated

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

effective annual income tax rate for 2012 of 39.3%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $25 in the three months ended September 30, 2012 and decreased the provision for income taxes by $212 in the nine months ended September 30, 2012.
The provision for income taxes for the three and nine months ended October 2, 2011 was derived using an estimated effective annual income tax rate for 2011 of 37.1%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $18 and $188 for the three and nine months ended October 2, 2011.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of September 30, 2012 and January 1, 2012, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The tax years 2009-2011 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 30, 2012:
Revenues	$57,784	$70,389	$—	$128,173
Cost of sales	18,998	22,023	—	41,021
Restaurant wages and related expenses	13,254	20,606	—	33,860
Restaurant rent expense	2,308	4,003	—	6,311
Other restaurant operating expenses	6,912	9,743	—	16,655
Advertising expense	1,865	1,911	—	3,776
General and administrative expense	5,550	5,648	—	11,198
Adjusted Segment EBITDA (1)	9,079	6,653
Depreciation and amortization	2,008	2,473	5	4,486
Capital expenditures	4,149	7,045	252	11,446
October 2, 2011:
Revenues	$52,675	$68,482	$—	$121,157
Cost of sales	17,499	21,334	—	38,833
Restaurant wages and related expenses	12,114	20,430	—	32,544
Restaurant rent expense	1,560	2,672	—	4,232
Other restaurant operating expenses	6,984	9,620	—	16,604
Advertising expense	1,919	2,549	—	4,468
General and administrative expense	4,324	4,794	—	9,118
Adjusted Segment EBITDA (1)	8,472	7,326
Depreciation and amortization	2,264	2,573	—	4,837
Capital expenditures	3,187	2,508	—	5,695
Nine Months Ended
September 30, 2012:
Revenues	172,808	210,340	—	383,148
Cost of sales	56,895	66,211	—	123,106
Restaurant wages and related expenses	39,745	62,076	—	101,821
Restaurant rent expense	5,506	10,194	—	15,700
Other restaurant operating expenses	20,678	28,047	—	48,725
Advertising expense	4,134	7,960	—	12,094
General and administrative expense	15,852	16,948	—	32,800
Adjusted Segment EBITDA (1)	30,743	19,762
Depreciation and amortization	6,191	7,507	5	13,703
Capital expenditures	13,409	15,034	427	28,870
October 2, 2011:
Revenues	157,553	200,469	—	358,022
Cost of sales	52,062	62,790	—	114,852
Restaurant wages and related expenses	36,721	60,228	—	96,949
Restaurant rent expense	4,419	8,107	—	12,526
Other restaurant operating expenses	19,905	27,186	—	47,091
Advertising expense	4,239	8,122	—	12,361
General and administrative expense	12,986	14,100	—	27,086
Adjusted Segment EBITDA (1)	27,809	20,647
Depreciation and amortization	6,813	7,770	—	14,583
Capital expenditures, including acquisitions	7,344	10,353	—	17,697
Identifiable Assets:
September 30, 2012:	126,916	153,683	9,074	289,673
January 1, 2012	156,093	206,807	7,266	370,166
(1) Stock-based compensation expense of $0.4 million, $1.6 million, $0.4 million, and $1.3 million has been excluded from Adjusted Segment EBITDA for the three and nine months ended September 30, 2012 and October 2, 2011, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars)

A reconciliation of Adjusted Segment EBITDA to consolidated net income follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Adjusted Segment EBITDA:
Pollo Tropical	$9,079	$8,472	$30,743	$27,809
Taco Cabana	6,653	7,326	19,762	20,647
Less:
Depreciation and amortization	4,486	4,837	13,703	14,583
Impairment and other lease charges	(45)	(68)	6,816	1,016
Interest expense	5,036	6,651	19,334	16,338
Provision for income taxes	2,226	1,409	3,344	5,442
Stock-based compensation	380	440	1,603	1,299
Other expense	—	107	—	107
Net income	$3,649	$2,422	$5,705	$9,671

11. Net Income per Share
 The Company has determined that non-vested share awards (also referred to as restricted stock awards) issued by the Company are participating securities because they have non-forfeitable rights to dividends. Basic net income per share is computed on the basis of weighted average outstanding common shares.  The numerator of the diluted net income per share calculation is increased by the allocation of net income and dividends declared to non-vested shares, if the net impact is dilutive. Accordingly, basic net income per share is calculated under the two-class method.
On May 7, 2012, the Company ceased to be a subsidiary of Carrols and became an independent publicly traded company. On the distribution date of May 7, 2012, Carrols distributed approximately 23.2 million shares of $.01 par value Fiesta Restaurant Group common stock to Carrols' stockholders of record as of the close of business on the record date of April 24, 2012. For periods presented prior to 2012, this share amount is being utilized for the calculation of basic net income per share as all shares of the Company's common stock outstanding prior to May 7, 2012 were held by Carrols. The same share amount as basic net income per share is also being used for diluted net income per share for periods prior to 2012 as there were no dilutive securities outstanding for any prior period.
For 2012, in determining the weighted average number of shares outstanding for basic net income per share, the approximately 23.2 million shares distributed from Carrols on May 7, 2012 were assumed to be outstanding for the period from January 2, 2012 through May 6, 2012. Diluted net income per share subsequent to the distribution date of May 7, 2012 reflects the potential dilution of outstanding equity-based compensation awards by application of the treasury stock method.
The computation of basic and diluted net income per share for the three and nine months ended September 30, 2012 and October 2, 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Basic and diluted net income per share:
Net income	$3,649	$2,422	$5,705	$9,671
Less: income allocated to participating securities	(82)	—	(96)	—
Net income available to common stockholders	$3,567	$2,422	$5,609	$9,671
Basic and diluted weighted average common shares outstanding	22,747,044	23,161,822	22,937,270	23,161,822
Basic and diluted net income per share	$0.16	$0.10	$0.25	$0.42

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
On May 7, 2012, Carrols completed the spin-off of Fiesta into an independent public company, through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols (the "Spin-off"). As a result of the Spin-off, we are now an independent company and our common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2012 and January 2, 2011 each contained 52 weeks and the three and nine months ended September 30, 2012 and October 2, 2011 contained thirteen and thirty-nine weeks, respectively.
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
Executive Summary-an executive review of our financial results for the three months ended September 30, 2012.
Results of Operations-an analysis of our results of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended October 2, 2011, respectively, including a review of the material items and known trends and uncertainties.
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
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®. Our Pollo Tropical restaurants offer a wide selection of tropical and Caribbean inspired food, while our Taco Cabana restaurants offer a wide selection of fresh Tex-Mex and traditional Mexican food. Our differentiated brands are positioned within the fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the menu variety, use of fresh ingredients, food quality, decor and service more typical of casual dining restaurants. As of September 30, 2012, our company-owned restaurants included 90 Pollo Tropical restaurants and 160 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants and as of September 30, 2012, we had 35 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, the Bahamas, Venezuela, Costa Rica, Panama and on college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Tobago, Aruba, Curacao, Bonaire, Guatemala and India. While we are currently not actively franchising our Taco Cabana restaurants, we had five Taco

Cabana franchised restaurants as of September 30, 2012, located in Texas, New Mexico and Georgia. In October 2012, we sold two previously company-owned Taco Cabana restaurants to an existing franchisee.
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
On April 16, 2012, the board of directors of Carrols approved the Spin-off of Fiesta. On May 7, 2012, Carrols completed the Spin-off of Fiesta in the form of a pro rata dividend of all of our issued and outstanding common stock to Carrols' stockholders whereby each holder of Carrols common stock of record on April 26, 2012 received one share of our common stock for every one share of Carrols common stock held.
We filed with the Securities and Exchange Commission (the “SEC”) a Form 10 registration statement, File No. 001-35373, as amended (the “Registration Statement”), which included as an exhibit thereto an information statement which described the Spin-off. This Registration Statement, which registered the Company's common stock under the Securities Exchange Act of 1934, as amended, was declared effective by the SEC on April 25, 2012.
In connection with the Spin-off, on April 24, 2012, Carrols and Carrols Corp. entered into several agreements with us that govern the transition and Carrols' post Spin-off relationship with us, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement.
During the three and nine months ended September 30, 2012, the Company incurred costs of $1.5 million and $2.6 million, respectively, related to the Transition Services Agreement, which became effective on May 7, 2012. We currently anticipate incurring approximately $4.0 million of costs under the Transition Services Agreement for all of 2012.
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
Such leases qualified for sale-leaseback accounting upon the Spin-off due to the cure or elimination of certain provisions that previously precluded sale-leaseback accounting (and the treatment of such leases as operating leases) in our consolidated financial statements. This was primarily due to guarantees from Carrols Corp. prior to the Spin-off which were considered guarantees from a related party. As a result of the qualification for sale-leaseback accounting during the second quarter of 2012 due to the Spin-off, we removed the associated lease financing obligations, property and equipment, and deferred financing costs from our balance sheet, and recognized deferred gains of $32.1 million on sale-leaseback transactions related to the qualification that will be amortized as a reduction of rent expense over the individual remaining lease terms. This also resulted in a decrease in lease financing obligations of $114.2 million, a decrease in assets under lease financing obligations of $80.4 million, and a decrease of $1.6 million in deferred financing fees.
Additionally in the second quarter of 2012, we exercised purchase options associated with the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, we reduced our lease financing obligations by $6.0 million during the second quarter of 2012.
As a result of the qualification of these leases discussed above and purchase of the five properties mentioned above, restaurant rent expense was $1.6 million higher, depreciation expense was $0.5 million lower and interest expense was $2.7 million lower in the third quarter of 2012 compared to the third quarter of 2011. For all of 2012 as compared to 2011, the qualification of these leases and purchase of the five restaurants mentioned above will cause restaurant rent expense to be $4.4 million higher, depreciation and amortization expense to be $1.4 million lower and interest expense to be $7.1 million lower.

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
In connection with the sale of the Notes, we and certain of our subsidiaries entered into a registration rights agreement dated as of August 5, 2011, with Wells Fargo Securities, LLC and Jefferies & Company, Inc. In general, the registration rights agreement provides that we and certain of our subsidiaries agreed to file, and cause to become effective, a registration statement with the SEC in which we offer the holders of the Fiesta Notes the opportunity to exchange such notes for newly issued notes that have terms which are identical to the Fiesta Notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”), which we refer to as the “exchange notes”. We initially filed a registration statement on Form S-4 for the exchange notes with the SEC on April 30, 2012 which was declared effective by the SEC on June 25, 2012. We consummated the exchange of all the $200.0 million of the Notes for exchange notes on July 30, 2012.
Executive Summary-Consolidated Operating Performance for the Three Months Ended September 30, 2012
Total revenues increased 5.8% in the third quarter of 2012 to $128.2 million from $121.2 million in the third quarter of 2011. Restaurant sales in the third quarter of 2012 increased 5.7% to $127.6 million from $120.8 million in the third quarter of 2011, due primarily to comparable restaurant sales growth at both Pollo Tropical and Taco Cabana. Franchise revenues in the third quarter of 2012 increased to $0.5 million from $0.4 million in the third quarter of 2011.
Restaurant operating margins, as a percentage of restaurant sales, improved in the third quarter of 2012 compared to the third quarter of 2011, and were favorably impacted by the leveraging of fixed labor costs on higher sales volumes, lower utility rates and lower advertising expenses, partially offset by higher rent expense due to the qualification for sale treatment of the sale-leaseback transactions discussed above.
General and administrative expenses increased $2.1 million to $11.2 million in the third quarter of 2012 from $9.1 million in the third quarter of 2011 due to the hiring of Fiesta management team members and a charge of $0.6 million associated with retirement agreements that were entered into during the quarter.
Depreciation and amortization decreased $0.4 million to $4.5 million in the third quarter of 2012 from $4.8 million in the third quarter of 2011, primarily due to the elimination of depreciation expense of $0.5 million as a result of the qualification for sale treatment of sale-leaseback transactions, as discussed above.
Income from operations increased $0.4 million, or 4.1%, to $10.9 million in the third quarter of 2012 from $10.5 million in the third quarter of 2011.
Interest expense decreased $1.6 million to $5.0 million in the third quarter of 2012 from $6.7 million in the third quarter 2011, due primarily to the elimination of interest expense of $2.7 million as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of these payments as rent, as discussed above, partially offset by the impact of our financing activities in the third quarter of 2011.
Our 2012 estimated effective income tax rate used in the third quarter of 2012, excluding discrete tax items, was 39.3%. During the third quarter, we were able to lower our estimated effective annual income tax rate as a result of adopting a consolidated filing position in the state of Florida. However, this rate increased from 37.1% used in the third quarter of 2011 due primarily to the elimination of Work Opportunity Tax Credits in 2012. If these credits are reenacted for 2012 our effective tax rate will be adjusted in the period of reenactment.
Net income increased $1.2 million to $3.6 million in the third quarter of 2012, or $0.16 per diluted share, compared to net income of $2.4 million, or $0.10 per diluted share, in the third quarter of 2011.
Results of Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended October 2, 2011
The following table sets forth, for the three months ended September 30, 2012 and October 2, 2011, selected consolidated operating results as a percentage of consolidated restaurant sales:

	September 30, 2012	October 2, 2011
Restaurant sales:
Pollo Tropical	44.9%	43.4%
Taco Cabana	55.1%	56.6%
Consolidated restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	32.1%	32.2%
Restaurant wages and related expenses	26.5%	26.9%
Restaurant rent expense	4.9%	3.5%
Other restaurant operating expenses	13.0%	13.7%
Advertising expense	3.0%	3.7%
General and administrative	8.8%	7.5%
Since the beginning of the third quarter of 2011 through the end of the third quarter of 2012, we have opened six new company-owned Pollo Tropical restaurants and four new company-owned Taco Cabana restaurants. During the same period we closed six Pollo Tropical restaurants and one Taco Cabana restaurant.
Total revenues increased 5.8% to $128.2 million in the third quarter of 2012 from $121.2 million in the third quarter of 2011. Restaurant sales in the third quarter of 2012 increased 5.7% to $127.6 million from $120.8 million in the third quarter of 2011, due primarily to comparable restaurant sales growth at both Pollo Tropical and Taco Cabana. Franchise revenues in the third quarter of 2012 increased to $0.5 million from $0.4 million in the prior year period.
Pollo Tropical restaurant sales increased 9.8% to $57.4 million from $52.4 million in the third quarter of 2011 primarily due to a comparable restaurant sales increase of 7.0%. The growth in comparable restaurant sales resulted from a 5.9% increase in guest traffic along with a 1.1% increase in average check. In addition, the six restaurants opened since the beginning of the third quarter of 2011 contributed $1.5 million in additional restaurant sales in the third quarter of 2012, net of the impact of closed restaurants in the same period. The effect of menu price increases taken at our Pollo Tropical restaurants in the last twelve months was approximately 2.0%.
Taco Cabana restaurant sales in the third quarter of 2012 increased 2.8% to $70.3 million from $68.4 million in the third quarter of 2011, primarily due to a comparable restaurant sales increase of 1.8% resulting from a 1.2% increase in average check and a 0.6% increase in guest traffic. In addition, the four restaurants opened since the beginning of the third quarter of 2011 contributed $0.8 million in additional restaurant sales in the third quarter of 2012, net of the impact of closed restaurants in the same period. The effect of menu price increases taken in the last twelve months at our Taco Cabana restaurants was approximately 1.2%.
Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales decreased to 33.1% in the third quarter of 2012 from 33.4% in the third quarter of 2011 due primarily to the effect of menu price increases taken in the last twelve months, partially offset by higher commodity prices (0.3%) and an unfavorable sales mix. Pollo Tropical restaurant wages and related expenses remained flat at 23.1% in the third quarter of 2012 and 2011. Pollo Tropical other restaurant operating expenses decreased to 12.1% in third quarter of 2012 from 13.3% in the third quarter of 2011 due to lower utility rates (0.5%) and the effect of higher sales volumes on fixed operating costs. Pollo Tropical advertising expense decreased to 3.3% in the third quarter of 2012 from 3.7% in the third quarter of 2011 primarily due to the timing of promotions.
Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased slightly to 31.3% in the third quarter of 2012 from 31.2% in the third quarter of 2011 due primarily to higher commodity costs partially offset by the effect of menu price increases taken in the last twelve months. Taco Cabana restaurant wages and related expenses decreased to 29.3% in the third quarter of 2012, from 29.9% in the third quarter of 2011 due primarily to lower medical claim costs (0.7%). Taco Cabana other restaurant operating expenses decreased to 13.9% in the third quarter of 2012 from 14.1% in the third quarter of 2011 due primarily to lower utility rates (0.4%) partially offset by higher repair and maintenance expenses (0.1%) and higher restaurant pre-opening expenses (0.1%) in the third quarter of 2012. Taco Cabana advertising expense decreased to 2.7% in the third quarter of 2012 from 3.7% in the third quarter of 2011 due to the timing of promotions.
Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.9% in the third quarter of 2012 from 3.5% in the third quarter of 2011 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which increased rent expense in the third quarter by $1.6 million compared to the prior year quarter.
Consolidated General and Administrative Expenses. General and administrative expenses increased to $11.2 million in the third quarter of 2012 from $9.1 million in the third quarter of 2011 and, as a percentage of total restaurant sales, increased to 8.8% compared to 7.5% in the third quarter of 2011. The increase is due primarily to Fiesta management additions and a $0.6 million expense associated with retirement agreements that were entered into during the quarter. General and administrative costs also included an increase in administrative bonus accruals, primarily due to the addition of executive management, of $0.4 million.
Adjusted Segment EBITDA. Due to the factors above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $9.1 million in the third quarter of 2012 from $8.5 million in the third quarter of 2011 while Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $6.7 million in the third quarter of 2012 from $7.3 million in the third quarter of 2011. Adjusted Segment EBITDA for our Pollo Tropical and Taco Cabana restaurants was negatively impacted by an increase in rent expense of $0.6 million and $1.0 million, respectively, in the third quarter of 2012 compared to the third quarter of 2011 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above. General and administrative expenses for each segment includes general and administrative expenses related directly to the segment, including the costs associated with the retirement agreements that were entered into during the quarter, as well as allocated expenses associated with administrative support for executive management and other administrative functions.
Depreciation and Amortization. Depreciation and amortization expense decreased to $4.5 million in the third quarter of 2012 from $4.8 million in the third quarter of 2011 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which decreased depreciation expense in the third quarter of 2012 by $0.5 million.
Impairment and Other Lease Charges. Impairment and other lease charges were negligible in both the third quarter of 2012 and the third quarter of 2011. The charge for the third quarter of 2012 included an impairment charge of $0.5 million related to a Pollo Tropical restaurant, offset by recoveries of additional sub-lease income related to two Pollo Tropical restaurants and one Taco Cabana restaurant totaling $0.6 million.
Interest Expense. Interest expense decreased $1.6 million to $5.0 million in the third quarter of 2012 from $6.7 million in the third quarter 2011 due to the elimination of interest expense of $2.7 million in the third quarter of 2012 as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of payments under the related real property leases as rent, as discussed above, partially offset by an increase in interest expense due to our financing activities in the third quarter of 2011.
Provision for Income Taxes. The provision for income taxes for the third quarter of 2012 was derived using an estimated effective annual income tax rate for 2012 of 39.3%, while the provision for income taxes for the third quarter of 2011 was derived using an estimated effective annual income tax rate for 2011 of 37.1%. Both exclude discrete tax adjustments, which were negligible during the third quarter of 2012 and 2011.
Net Income. As a result of the foregoing, we had net income of $3.6 million in the third quarter of 2012 compared to net income of $2.4 million in the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended October 2, 2011
The following table sets forth, for the nine months ended September 30, 2012 and October 2, 2011, selected consolidated operating results as a percentage of consolidated restaurant sales:

	September 30, 2012	October 2, 2011
Restaurant sales:
Pollo Tropical	44.9%	43.9%
Taco Cabana	55.1%	56.1%
Consolidated restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	32.3%	32.2%
Restaurant wages and related expenses	26.7%	27.2%
Restaurant rent expense	4.1%	3.5%
Other restaurant operating expenses	12.8%	13.2%
Advertising expense	3.2%	3.5%
General and administrative	8.6%	7.6%
Since the beginning of 2011 through the end of the third quarter of 2012, we have opened six new company-owned Pollo Tropical restaurants and seven new company-owned Taco Cabana restaurants. During the same period we closed seven Pollo Tropical restaurants and two Taco Cabana restaurants.
Total revenues increased 7.0% to $383.1 million in the first nine months of 2012 from $358.0 million in the first nine months of 2011. Restaurant sales in the first nine months of 2012 increased 6.9% to $381.4 million from $356.8 million in the first nine months of 2011, due primarily to comparable restaurant sales growth at both Pollo Tropical and Taco Cabana. Franchise revenues in the first nine months of 2012 increased to $1.7 million from $1.2 million in the prior year period.
Pollo Tropical restaurant sales in the first nine months of 2012 increased 9.4% to $171.3 million due primarily to an increase in comparable restaurant sales of 8.1%, resulting primarily from an increase in guest traffic of 6.5% and, to a much lesser extent, an increase in average check, compared to first nine months of 2011. In addition, the six restaurants opened since the beginning of 2011 contributed $3.1 million in additional restaurant sales in the first nine months of 2012, net of the impact of closed restaurants during the same period. The effect of menu price increases taken at our Pollo Tropical restaurants was approximately 2.9% in the first nine months of 2012.
Taco Cabana restaurant sales in the first nine months of 2012 increased 4.9% to $210.1 million due primarily to an increase in comparable restaurant sales of 4.1% in the first nine months of 2012 resulting from a 2.8% increase in average check and to a lesser extent increases in guest traffic. In addition, the seven restaurants opened since the beginning of 2011 contributed $2.0 million in additional restaurant sales in the first nine months of 2012, net of the impact of closed restaurants during the same period. The effect of menu price increases taken at our Taco Cabana restaurants was approximately 2.8% in the first nine months of 2012.
Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales decreased slightly to 33.2% in the first nine months of 2012 from 33.3% in the first nine months of 2011 due primarily to the effect of menu price increases and a favorable sales mix, partially offset by higher commodity prices. Pollo Tropical restaurant wages and related expenses decreased to 23.2% in the first nine months of 2012 from 23.5% in the first nine months of 2011 due primarily to the effect of higher sales volumes on fixed labor costs partially offset by higher workers' compensation claim costs. Pollo Tropical other restaurant operating expenses decreased to 12.1% in the first nine months of 2012 from 12.7% in the first nine months of 2011 due to lower utility rates (0.5%), lower repair and maintenance expenses (0.1%) and the effect of higher sales volumes on fixed operating costs, partially offset by higher restaurant pre-opening expenses in 2012. Pollo Tropical advertising expense decreased to 2.4% in the first nine months of 2012 from 2.7% in the first nine months of 2011 due primarily to the timing of promotions. For all of 2012 we anticipate advertising expense to range between 2.6% to 2.8% of Pollo Tropical restaurant sales.
Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased to 31.5% in the first nine months of 2012 from 31.4% in the first nine months of 2011 due primarily to higher commodity costs partially offset by the effect of menu price increases taken in the last twelve months, and to a lesser extent, a favorable sales mix. Taco Cabana restaurant wages and related expenses decreased to 29.5% in the first nine months of 2012 from 30.1% in the first nine months of 2011 due primarily to the effect of higher sales volumes on fixed labor costs and lower workers' compensation claim costs (0.2%). Taco Cabana other restaurant operating expenses decreased to 13.4% in the first nine months of 2012 from 13.6% in the first nine months of 2011 due primarily to lower utility rates and usage (0.4%) partially offset by higher repair and maintenance expenses (0.3%). Taco Cabana advertising expense decreased to 3.8% in the first nine months of 2012 from 4.1% in the first nine months of 2011 due to the timing of promotions. For all of 2012 we anticipate advertising expense to range between 3.9% to 4.1% of Taco Cabana restaurant sales.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.1% in the first nine months of 2012 from 3.5% in the first nine months of 2011 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which increased rent expense in the first nine months of 2012 by $2.6 million. This was partially offset by the effect of higher restaurant sales volumes at both Pollo Tropical and Taco Cabana on fixed rental costs.

Consolidated General and Administrative Expenses. General and administrative expenses increased to $32.8 million in the first nine months of 2012 from $27.1 million in the first nine months of 2011 and, as a percentage of total restaurant sales, increased to 8.6% compared to 7.6% in the first nine months of 2011, due to the hiring of Fiesta executive management and administrative staff, legal and other costs of $0.8 million incurred in connection with the Spin-off and other transition-related costs. General and administrative expense also includes stock-based compensation expense and other costs of $1.1 million in the first quarter of 2012 related to the conversion of Carrols outstanding stock options into either shares of Carrols common stock or restricted stock in connection with the Spin-off and the acceleration of vesting of restricted stock awards of our former Chairman upon his departure from our board of directors. General and administrative costs also included an increase in administrative bonus accruals, primarily due to the addition of executive management, of $1.0 million, as well as $0.6 million related to retirement agreements consummated during the third quarter 2012.
Adjusted Segment EBITDA. Due to the factors above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $30.7 million in the first nine months of 2012 from $27.8 million in the first nine months of 2011 while Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $19.8 million in the first nine months of 2012 from $20.6 million in the first nine months of 2011. Adjusted Segment EBITDA for our Pollo Tropical and Taco Cabana restaurants was negatively impacted by an increase in rent expense of $1.0 million and $1.6 million, respectively, in the first nine months of 2012 compared to the first nine months of 2011 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above. General and administrative expenses for each segment includes general and administrative expenses related directly to the segment, including the costs associated with retirement agreements consummated during the third quarter 2012, as well as allocated expenses associated with administrative support for executive management and other administrative functions.

Depreciation and Amortization. Depreciation and amortization expense decreased to $13.7 million in the first nine months of 2012 from $14.6 million in the first nine months of 2011 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which decreased depreciation expense in the first nine months of 2012 by $0.9 million.
Impairment and Other Lease Charges. Impairment and other lease charges were $6.8 million in the first nine months of 2012 and consisted of asset impairment charges of $4.1 million and lease charges, net of recoveries, of $1.3 million associated with the closure of our five Pollo Tropical restaurants in New Jersey in the first quarter of 2012, a recovery of other lease charges of $0.2 million related to a non-operating Pollo Tropical restaurant and asset impairment charges of $1.0 million for two Taco Cabana restaurants and $0.5 million for one Pollo Tropical restaurant. Two of the five closed Pollo Tropical restaurants' assets were previously impaired in 2011. Impairment and other lease charges were $1.0 million in the first nine months of 2011 and related to two previously closed Pollo Tropical restaurants, two previously closed Taco Cabana restaurant properties and a Taco Cabana restaurant that was closed in the second quarter of 2011.

Interest Expense. Interest expense increased $3.0 million to $19.3 million in the first nine months of 2012 due primarily to our financing activities in the third quarter of 2011 partially offset by the elimination of interest expense of $4.3 million in 2012 as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of these payments as rent, as discussed above.
Provision for Income Taxes. The provision for income taxes for the first nine months of 2012 was derived using an estimated effective annual income tax rate for 2012 of 39.3%, which excluded discrete tax adjustments. The provision for income taxes for the first nine months of 2011 was derived using an estimated effective annual income tax rate for 2011 of 37.1%, which also excluded discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $0.2 million in both nine month periods.
Net Income. As a result of the foregoing, we had net income of $5.7 million in the first nine months of 2012 compared to net income of $9.7 million in the first nine months of 2011.

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
Operating Activities. Net cash provided by operating activities for the first nine months of 2012 and 2011 was $21.3 million and $31.3 million, respectively. The decrease of $10.0 million was due primarily to interest payments of $18.7 million related to the financing activities in the third quarter of 2011, partially offset by an increase in cash from changes in the other components of net working capital.
Investing Activities. Net cash used for investing activities in the first nine months of 2012 and 2011 was $28.5 million and $9.9 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Nine Months Ended September 30, 2012
New restaurant development	$10,317	$6,473	$—	$16,790
Restaurant remodeling	557	5,374	—	5,931
Other restaurant capital expenditures (1)	2,442	2,858	—	5,300
Corporate and restaurant information systems	93	329	427	849
Total capital expenditures	$13,409	$15,034	$427	$28,870
Number of new restaurant openings	4	3		7
Nine months ended October 2, 2011:
New restaurant development	$3,075	$6,932	$—	$10,007
Restaurant remodeling	2,281	1,211	—	3,492
Other restaurant capital expenditures (1)	1,567	2,117	—	3,684
Corporate and restaurant information systems	421	93	—	514
Total capital expenditures	$7,344	$10,353	$—	$17,697
Number of new restaurant openings	2	4		6
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 30, 2012 and October 2, 2011, total restaurant repair and maintenance expenses were approximately $8.8 million and $8.0 million, respectively.

In 2012, we anticipate that total capital expenditures will range from $41 million to $43 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2012 are expected to include $25 million to $26 million for development of new company-owned restaurants and purchase of related real estate for the opening of a total of ten new Pollo Tropical and Taco Cabana restaurants (of which seven new restaurants have been opened as of September 30, 2012). Our capital expenditures in 2012 are also expected to include expenditures of approximately $14 million to $15 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $2 million of other expenditures. In 2013, we anticipate that total capital expenditures will range from $45 million to $50 million which includes costs to open 14 to 17 additional company-owned restaurants.
Investing activities also include sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $1.5 million in the first nine months of 2012 and $7.8 million in the first nine months of 2011. The net proceeds from these sales in 2011 were used to reduce outstanding borrowings under Carrols LLC's prior senior credit facility. In the first quarter of 2012 we purchased for $2.1 million one of our existing Pollo Tropical restaurant properties to be sold in a future sale-leaseback transaction. In addition, during the third quarter of 2012, we sold an excess property, generating proceeds of $0.9 million.
Financing Activities. Net cash used for financing activities in the first nine months of 2012 and 2011 was $3.3 million and $14.8 million, respectively, and included in 2012 the purchase of five restaurant properties previously accounted for as lease financing obligations from the lessor for $6.0 million. Net borrowings on intercompany debt to Carrols in 2012, prior to the Spin-off, were $0.5 million. Subsequent to the Spin-off, changes in amounts owed to Carrols are reflected as a working capital change in net cash provided from operating activities in our consolidated statement of cash flows. In 2011 net payments on intercompany debt were $133.5 million, which included amounts paid to Carrols with proceeds from our financing activities in the third quarter of 2011. In the first quarter of 2012 Carrols also transferred to us $2.5 million of the excess cash proceeds from the 2011 financings. In the first nine months of 2011 we also sold a restaurant property with net proceeds of $1.7 million which was accounted for as a lease financing obligation.
Senior Secured Revolving Credit Facility. On August 5, 2011 we entered into a new first lien senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit) which was undrawn at closing. The senior credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the senior credit facility, and matures on February 5, 2016. On September 30, 2012, there were no outstanding borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on our Adjusted Leverage Ratio (with a margin of 2.50% at September 30, 2012), or
2) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on our Adjusted Leverage Ratio (with a margin of 3.50% at September 30, 2012).
Our obligations under our senior credit facility are guaranteed by all of our material subsidiaries and are secured by a first priority lien on substantially all of our assets and our material subsidiaries (including a pledge of all of the capital stock and equity interests of our material subsidiaries).
Our senior credit facility contains certain covenants, including without limitation, those limiting our and our guarantor subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the senior credit facility). The senior credit facility also includes customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of September 30, 2012, we were in compliance with the covenants under our senior credit facility. After reserving $9.4 million for letters of credit guaranteed by the senior credit facility, $15.6 million was available for borrowing at September 30, 2012.
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
The Notes are jointly and severally guaranteed, unconditionally and in full by all of our material subsidiaries which are directly or indirectly wholly-owned by us. Separate condensed consolidating information is not included because we are a holding company with all of our operations conducted through the guarantor subsidiaries. There are no significant restrictions on our ability or any of the guarantor subsidiaries to obtain funds from our respective subsidiaries. All consolidated amounts in the financial statements are representative of the combined guarantors.
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of ours having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of September 30, 2012 with the restrictive covenants of the indenture governing the Notes.
Contractual Obligations
A table of our contractual obligations as of July 1, 2012 was included in Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the quarterly period ending July 1, 2012. There have been no significant changes to our contractual obligations during the three months ended September 30, 2012.
Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
Application of Critical Accounting Policies
Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements for the year ended January 1, 2012 included in our Registration Statement. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the fiscal year ended January 1, 2012 previously disclosed in our Registration Statement during the nine months ended September 30, 2012.
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

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are any statements that are not based on historical information. Statements other than statements of historical facts included in this information statement, including, without limitation, statements regarding our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	The effect of the Spin-off;

•	The potential tax liability associated with the Spin-off;

•	Increases in food and other commodity costs;

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Risks associated with the expansion of our business;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.
No change occurred in our internal control over financial reporting during the third quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.    Default Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information

None

Item 6.    Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.

10.1	Executive Retirement Agreement, dated as of September 28, 2012, between Michael Biviano and Fiesta Restaurant Group, Inc. +

10.2	Executive Retirement Agreement, dated as of September 28, 2012, between James Tunnessen and Fiesta Restaurant Group, Inc. +

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

FIESTA RESTAURANT GROUP, INC.

Date: November 13, 2012	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: November 13, 2012	/S/ LYNN SCHWEINFURTH
(Signature)
Lynn Schweinfurth Vice President, Chief Financial Officer and Treasurer