Form 10-K
period 2012-12-30
Fiesta Restaurant Group, Inc.
filed 2013-03-01
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35373
FIESTA RESTAURANT GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	90-0712224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14800 Landmark Boulevard, Suite 500 Addison, TX	75254
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (972) 702-9300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name on each exchange on which registered:
Common Stock, par value $.01 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes    ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on their Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 22, 2013, Fiesta Restaurant Group, Inc. had 23,644,639 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of July 1, 2012 of Fiesta Restaurant Group, Inc. was $214,932,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Fiesta Restaurant Group, Inc.'s 2013 Annual Meeting of Shtockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Fiesta Restaurant Group, Inc.'s fiscal year ended December 30, 2012 are incorporated by reference into Part III of this annual report.

FIESTA RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 30, 2012

PART I
Presentation of Information
Throughout this Annual Report on Form 10-K, we refer to Fiesta Restaurant Group, Inc. as “Fiesta Restaurant Group” or "Fiesta" and, together with its consolidated subsidiaries, as “we,” “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols Restaurant Group” refers to Carrols Restaurant Group, Inc., a Delaware corporation and our former indirect parent company, and its consolidated subsidiaries (other than Fiesta Restaurant Group and its subsidiaries after the distribution date), unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to Carrols Corporation, a Delaware corporation and our former direct parent company prior to the spin-off, and its consolidated subsidiaries (other than Fiesta Restaurant Group and its subsidiaries after the distribution date), unless otherwise indicated or the context otherwise requires. Any reference to “Carrols LLC” refers to Carrols’ direct subsidiary, Carrols LLC, a Delaware limited liability company, unless otherwise indicated or the context otherwise requires.
We own and operate two fast-casual restaurant brands, Pollo Tropical and Taco Cabana, through our wholly-owned subsidiaries Pollo Operations, Inc. and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). We were incorporated in April 2011. In May 2011, Carrols contributed all of the outstanding capital stock of Pollo Tropical and Taco Cabana to Fiesta Restaurant Group in exchange for all of its outstanding capital stock, and Fiesta Restaurant Group became a wholly-owned subsidiary of Carrols. On May 7, 2012, which we refer to as the "distribution date", Carrols completed the spin-off of Fiesta, and Fiesta became an independent public company, through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols (the "Spin-off"). As a result of the Spin-off, as of the distribution date we became an independent public company and our common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.” The consolidated financial information discussed and contained in this Annual Report on Form 10-K has been prepared as if Fiesta Restaurant Group was in existence for all periods presented. In addition, unless otherwise expressly stated or the context otherwise requires, the information in this Annual Report on Form 10-K gives effect to a 23,161.822 for one split of our outstanding common stock, which occurred on April 19, 2012.
In addition, we describe in this Annual Report on Form 10-K the Pollo Tropical and Taco Cabana restaurant brands as if they were our business for all historical periods described unless otherwise indicated or the context otherwise requires. References in this Annual Report on Form 10-K to our historical assets, liabilities, products, businesses or activities of our business are generally intended to refer to the historical assets, liabilities, products, businesses or activities of Pollo Tropical and Taco Cabana as the businesses were conducted as part of Carrols Restaurant Group prior to the distribution date.
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal year ended January 3, 2010 contained 53 weeks. The fiscal years ended December 28, 2008, January 2, 2011, January 1, 2012, and December 30, 2012 each contained 52 weeks. We anticipate that the next fiscal year to contain 53 weeks will be 2015.
We use the terms “Adjusted Segment EBITDA” and “Adjusted Segment EBITDA margin” in this Annual Report on Form 10-K because they are financial indicators that are reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted Segment EBITDA margin means Adjusted Segment EBITDA as a percentage of the total revenues of the applicable segment. We consider our Pollo Tropical restaurants and Taco Cabana restaurants to each constitute a separate segment at the brand level.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this information statement refers to the U.S. restaurant industry and is taken from or based upon the Technomic, Inc. (“Technomic”) report titled “2012 Technomic Top 500 Chain Restaurant Report.” In this Annual Report on Form 10-K we also refer to information, forecasts and statistics from the U.S. Census Bureau and the U.S. Department of Agriculture. The information, forecasts and statistics we have used from Technomic may reflect rounding adjustments.
Forward-Looking Statements
This 2012 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward looking statements. These statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements reflect management's current views with respect to future events and are subject to risk and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, and that actual results may differ materially from what is expressed or forecasted in such forward-looking statements. For more information, please see Item 1A—Risk Factors. We believe important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include the following, in addition to other risks and uncertainties discussed herein:

•	The effect of the Spin-off;

•	The potential tax liability associated with the Spin-off;

•	Increases in food and other commodity costs;

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Risks associated with the expansion of our business;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism, insurrection or armed conflict involving the United States or any other national or international calamity;

•
Factors that affect the restaurant industry generally, including product recalls, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses such as “mad cow” disease and avian flu, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns; and

•	Other factors discussed under Item 1A—“Risk Factors” and elsewhere herein.

ITEM 1. BUSINESS

Overview
Our Company
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®. Our Pollo Tropical restaurants offer a wide variety of tropical and Caribbean inspired food, while our Taco Cabana restaurants offer a wide selection of fresh, authentic Mexican food. Our brands are differentiated and positioned within the value oriented fast-casual restaurant segment, which combines the convenience and value in an appealing atmosphere of quick-service restaurants with the menu variety, use of fresh ingredients, food quality and decor more typical of casual dining restaurants with limited table service and competitive pricing. As of December 30, 2012, we owned and operated a total of 251 restaurants across four states, which included 91 Pollo Tropical and 160 Taco Cabana restaurants. We franchise our Pollo Tropical restaurants primarily internationally, and as of December 30, 2012, we had 35 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, the Bahamas, Venezuela, Costa Rica, Panama and on several college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Tobago, Aruba, Curacao, Bonaire, Guatemala and India. Although currently we are not actively franchising our Taco Cabana restaurants, as of December 30, 2012, we had eight Taco Cabana franchised restaurants located in Georgia, New Mexico and Texas.
For the fiscal year ended December 30, 2012, we generated consolidated revenues of $509.7 million. Comparable restaurant sales for 2012 increased 8.1% for Pollo Tropical and 4.7% for Taco Cabana.
Our Brands. Our restaurants operate in the fast-casual restaurant segment, combining the convenience and value in an appealing atmosphere of quick-service restaurants with the menu variety, use of fresh ingredients, food quality and decor more typical of casual dining restaurants with limited table service and competitive pricing. Our company-owned Pollo Tropical and Taco Cabana restaurants generated average annual sales per restaurant of approximately $2.5 million and $1.8 million for the fiscal year ended December 30, 2012, respectively, which we believe are among the highest in the fast-casual and quick-service segments based on industry data from Technomic.
Pollo Tropical. Our Pollo Tropical restaurants offer tropical and Caribbean inspired menu items, featuring grilled chicken marinated in our proprietary blend of tropical fruit juices and spices. Our diverse menu also includes a line of "TropiChops®" (a casserole bowl of grilled chicken, roast pork or grilled vegetables served over white, brown or yellow rice and red or black beans and topped with a variety of condiments and sauces), a variety of chicken sandwiches, wraps, salads, roast pork, grilled ribs and wings offered with an array of freshly made salsas, sauces and Caribbean style “made from scratch” side dishes, including black beans and rice, "Yucatan" fries and sweet plantains, as well as more traditional menu items such as french fries, corn and salads. We also offer uniquely Hispanic desserts, such as flan and tres leches, and at certain locations, we offer a variety of sangria, wine and beer. Most menu items are made fresh daily in each of our Pollo Tropical restaurants, which feature open display cooking on large, open-flame grills that enable our guests to observe the fresh preparation of our food.
Our Pollo Tropical restaurants feature signature dining areas, designed to create an airy, inviting, festive and tropical atmosphere. Additionally, our Pollo Tropical restaurants provide our guests the option of take-out, as well as the convenience of drive-thru windows. Our Pollo Tropical restaurants are generally open for lunch, dinner and late night orders seven days per week. As of December 30, 2012, substantially all of our company-owned Pollo Tropical restaurants were freestanding buildings. Our typical free-standing Pollo Tropical restaurant ranges from 2,800 to 3,500 square feet and provide interior seating for approximately 70 guests. As further discussed below, we have introduced an elevated restaurant concept in certain markets that we believe will serve as the model for Pollo Tropical's expansion outside its core Florida markets.
Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. As of December 30, 2012, we owned and operated a total of 91 Pollo Tropical restaurants, of which 89 were located in Florida and two were located in Georgia. We are franchising our Pollo Tropical restaurants primarily internationally, and as of December 30, 2012, we had 35 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, the Bahamas, Venezuela, Costa Rica, Panama and on college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Tobago, Aruba, Curacao, Bonaire, Guatemala and India. For the year ended December 30, 2012, the average sales transaction at our company-owned Pollo Tropical restaurants was $9.68 with dinner and late night sales representing the largest day-part at 53.4%. For the year ended December 30, 2012, our Pollo Tropical brand generated total revenues of $229.3 million and Adjusted Segment EBITDA of $38.6 million.
Taco Cabana. Our Taco Cabana restaurants serve fresh, authentic Mexican food, including flame-grilled beef and chicken fajitas served on sizzling iron skillets, quesadillas, hand-rolled flautas, enchiladas, burritos, tacos, fresh-made flour tortillas, a selection of “made from scratch” salsas and sauces, customizable salads served in a Cabana bowl, traditional Mexican and American breakfasts and other Mexican dishes. Our Taco Cabana restaurants also offer a variety of beverage choices, including soft drinks, frozen margaritas and beer. Most of the menu items are prepared at each restaurant daily from fresh steak, chicken, shrimp and produce.
Taco Cabana’s interior restaurant design features open display cooking that enables guests to observe fajitas cooking on a grill, a machine pressing and grilling fresh flour tortillas and the preparation of other food items. Our Taco Cabana restaurants feature interior dining areas as well as semi-enclosed and outdoor patio areas, which provide a vibrant, contemporary decor and relaxing atmosphere. Additionally, our Taco Cabana restaurants provide our guests the option of take-out, as well as the convenience of drive-thru windows. Our typical freestanding Taco Cabana restaurants average approximately 3,500 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 guests, with additional outside patio seating for approximately 50 guests. As of December 30, 2012, substantially all of our company-owned Taco Cabana restaurants were freestanding buildings.

In 2010 we began initiatives to enhance the Taco Cabana concept in certain existing markets designed to provide guests an elevated fast-casual experience and to better position the brand for sustainable growth both within and outside our existing markets. In addition to remodeling the restaurant, enhancements included the guest ordering at the counter and having the food brought to the guest's table, hand held menus, Wi-Fi and new menu items. As of December 30, 2012, we had upgraded a total of 79 Taco Cabana restaurants. As a continuation of our brand positioning efforts, we plan to elevate the remaining Taco Cabana restaurants by the end of 2014. The cost of the restaurant enhancements for our Taco Cabana restaurants has been and is expected to be approximately $50,000 to $250,000 per restaurant.
Taco Cabana pioneered the Mexican patio cafe concept with its first restaurant in San Antonio, Texas in 1978. As of December 30, 2012, we owned and operated 160 Taco Cabana restaurants, of which 156 are located in Texas and four in Oklahoma. A majority of our Taco Cabana restaurants are open 24 hours a day, generating guest traffic and restaurant sales balanced across multiple day-parts, with dinner sales representing the largest day-part at 26.3% for the year ended December 30, 2012. For the year ended December 30, 2012, the average sales transaction at our company-owned Taco Cabana restaurants was $8.36. Although currently we are not actively franchising our Taco Cabana restaurants, we had eight franchised Taco Cabana restaurants as of December 30, 2012. For the fiscal year ended December 30, 2012, our Taco Cabana brand generated total revenues of $280.4 million and Adjusted Segment EBITDA of $25.6 million.
We believe the success of our Pollo Tropical and Taco Cabana brands is a result of the following key attributes:

•	a variety of signature dishes with Caribbean and Mexican flavor profiles designed to appeal to consumers' desire for freshly-prepared food and healthful menu options;

•	balanced sales by day-part with the dinner day-part representing the largest sales day-part, providing a higher average check than our other day-parts;

•
broad appeal that attracts consumers that desire new and ethnic flavor profiles, grilled rather than fried entree choices, customization of orders and varied product offerings at competitive prices in an appealing atmosphere;

•
operating from primarily company-owned restaurants which gives us the ability to control the consistency and quality of the customer experience and the strategic growth of our restaurant operations as compared to competing brands that focus on franchising;

•
high market penetration of company-owned restaurants in our core markets that provides operating, marketing and distribution efficiencies, convenience for our customers and the ability to effectively manage and enhance brand awareness;

•	established infrastructure to manage operations and develop and introduce new menu offerings, positioning us to build customer frequency and broaden our customer base; and

•	ability to capitalize on the continuing trend towards home meal replacement.
The Restaurant Industry
According to Technomic, in 2011 total restaurant industry revenues in the United States were $370.2 billion, which represents an increase of 2.5% over the prior year. The historical growth of sales in the U.S. restaurant industry may not be indicative of future growth, and there can be no assurance that sales in the U.S. restaurant industry will grow in the future. In 2011, 48.7% of food dollars were spent on food away from home, and demand for out-of-home dining continues to outpace at-home dining, according to the U.S. Department of Agriculture.
We operate in the fast-casual restaurant segment in which the convenience and value in an appealing atmosphere of quick-service restaurants is combined with the menu variety, use of fresh ingredients and food quality more typical of casual dining with limited table service and competitive pricing. We believe that the fast-casual restaurant segment is one of the fastest growing segments of the restaurant industry. According to Technomic, 2011 sales growth as compared to 2010 for fast-casual chains in the Technomic Top 500 restaurant chains was 8.6% as compared to 3.5% for the overall Top 500 restaurant chains.
We believe that our brands are positioned to benefit from growing consumer demand for fast-casual restaurants because of food quality, value, differentiation of flavors and the increasing acceptance of ethnic foods. In addition, we believe our recent initiatives to enhance our Pollo Tropical and Taco Cabana restaurants in certain existing markets to provide guests with an elevated fast-casual experience will better position our brands for successful and sustainable growth both within and outside our existing markets.
Our Competitive Strengths
We believe we have the following competitive strengths:

Differentiated Menu Offerings with Broad Appeal. Both of our brands offer differentiated menu items that we believe have broad consumer appeal, attract a more diverse customer base and increase customer frequency. Pollo Tropical's menu offers dishes inspired from various regions throughout the Caribbean, including our featured grilled chicken marinated in our proprietary blend of tropical fruit juices and spices. Taco Cabana's menu offers favorites such as sizzling fajitas served hot on the skillet and other authentic Mexican dishes. We frequently enhance our menu with seasonal offerings and new menu items to provide variety to our guests and to address changes in consumer preferences such as sandwiches at our Pollo Tropical restaurants and brisket tacos and shrimp tampico at our Taco Cabana restaurants. Additionally, our menus include a number of options to address consumers' increasing focus on healthy eating. Pollo Tropical and Taco Cabana each have separate teams of product research and development professionals. These teams enable us to continually refine our menu offerings and develop new products for introduction in our restaurants.
Leading Fast-Casual Brands with Attractive Value Proposition. We believe that our brands are positioned to benefit from growing consumer demand for fast-casual restaurants because of food quality, value, differentiation of flavors and the increasing acceptance of ethnic foods. In addition, we believe our recent initiatives to enhance our Pollo Tropical and Taco Cabana restaurants in certain existing and new markets provide our customers an elevated fast-casual experience while better positioning our brands for successful and sustainable future growth. We believe our fresh, quality food at affordable price points provides customers a compelling value proposition, enabling us to benefit from consumers' desire for a more value oriented fast-casual alternative. We believe that the inviting atmosphere, “made from scratch” menu items and open display cooking format of our restaurants offer customers a quality food and dining experience comparable to casual dining, but with the convenience and affordability similar to that of quick-service restaurants.
Strong Segment Economics and Operating Metrics. Our comparable restaurant sales increased 8.1% and 4.7% at our Pollo Tropical and Taco Cabana restaurants, respectively, for the year ended December 30, 2012. Based on industry data from Technomic, we believe that the average annual sales at our company-owned restaurants for the fiscal year ended December 30, 2012 of approximately $2.5 million and $1.8 million for Pollo Tropical and Taco Cabana, respectively, are among the highest in the fast-casual segment. As a percentage of total Pollo Tropical revenues, for the year ended December 30, 2012, our Pollo Tropical restaurants generated Adjusted Segment EBITDA margin of 16.8%, which includes general and administrative expenses of 9.3%. As a percentage of total Taco Cabana revenues, for the year ended December 30, 2012, our Taco Cabana restaurants generated Adjusted Segment EBITDA margin of 9.1%, which includes general and administrative expenses of 8.0%. We believe that the average annual sales at our company-owned restaurants and our strong operating margins generate restaurant economics which will enable us to support new restaurant growth.
Well Positioned to Capitalize on Long-Term Population Growth in Markets Served by Our Brands. We expect sales from our restaurants in Florida and Texas to benefit from the projected long-term overall population growth in these markets. The U.S. Census Bureau forecasts these markets to grow at a faster rate than the national average. According to the U.S. Census Bureau, the U.S. population is forecasted to grow by 8.0% from 2012 to 2022, while the populations in Florida and Texas are forecasted to grow by 21.6% and 16.2%, respectively, during the ten years from 2010 to 2020. However, there can be no assurance that we will be able to benefit from any long-term population growth in Florida and Texas.
Well Positioned to Continue to Benefit From a Growing Influence of Hispanic Brands on the General Population. We expect sales from our restaurants to benefit from the increased popularity and acceptance of Hispanic food in the United States by non-Hispanic consumers. The U.S. Census Bureau forecasts that the growth of the Hispanic population is expected to outpace overall population growth, and the Hispanic population, as a percentage of the total U.S. population, is expected to increase from 16.3% in 2011 to 21.9% by 2030. We believe that the continued growth of the Hispanic population has contributed to an increased acceptance of Hispanic brands in the general population.
Our Large Number of Company-Owned Restaurants Enable us to Effectively Manage Our Brands. Our restaurants in the United States are substantially company-owned and we therefore exercise control over the day-to-day operations of our restaurants unlike many of our competitors that are largely comprised of independent franchisees. Consequently, our success does not depend on our control of our franchisees, or their support of our marketing programs, new product offerings, strategic initiatives or new restaurant development strategies. In addition, because our restaurants are primarily company-owned, we believe we are better able to provide customers with a more consistent experience relative to competing brands that utilize franchisee-operated restaurants.
Experienced Management Team. We believe that our senior management team's extensive experience in the restaurant industry, its history of developing and operating quick-service and fast-casual restaurants and deep brand-level operating teams with extensive experience provide us with a competitive advantage. See "Operations - Management Structure" for more information.

Our Business Strategy
Our primary business strategies are as follows:
Increase Comparable Restaurant Sales. We intend to grow sales by attracting new customers and increasing customer frequency by continuing to develop new menu offerings and to execute effective advertising and promotional programs, further capitalizing on attractive industry and demographic trends and enhancing the quality of the customer experience at our restaurants.
Enhance Our Brand Positioning. We have implemented restaurant enhancement initiatives to elevate the dining experience at our Pollo Tropical and Taco Cabana restaurants in select markets. We believe these enhancements improve our brands’ positioning in the fast-casual segment while appealing to a broader demographic. Our restaurant enhancements include changes to both the interior and exterior of our restaurants with the addition of new tables and chairs, upgraded salsa bars and the addition of photos and murals to create a more inviting feel and highlight our fresh ingredients. Our new Pollo Tropical and Taco Cabana enhanced store models also feature table service, Wi-Fi and new menu items, as well as hand held menus and real plates and silverware in certain locations. We believe our elevated Pollo Tropical and Taco Cabana restaurants further differentiate us from price-driven, quick-service restaurants.
Develop New Restaurants Within and Outside of Our Existing Markets. We believe that we have opportunities to develop additional Pollo Tropical and Taco Cabana restaurants within our existing markets in Florida and Texas, as well as expansion opportunities into other regions of the United States that match our targeted demographic and site selection criteria, beginning with adjacent markets in the Southeast. By increasing the number of restaurants we operate in a particular market, we believe that we can increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing initiatives. We currently anticipate opening a total of 14 to 17 new restaurants in 2013.
As discussed above, Pollo Tropical has developed an elevated format which we believe will permit it to be accepted as a general market concept and with a broad target audience. This format includes a more upscale décor; an elevated service platform where food is ordered and then brought to the guest at the table; new menu offerings including sangria, wine, beer and other alcoholic beverages; and numerous other enhancements. Pollo Tropical has recently added three restaurants in Jacksonville, Florida, and two restaurants in Atlanta, Georgia utilizing this format, and we believe it will serve as the model for Pollo Tropical’s expansion outside its core Florida markets. Similarly, we believe we have an opportunity to develop an elevated format for our Taco Cabana restaurants that will enable us to expand the concept outside our core Texas markets.
Our team of real estate and development professionals is responsible for new restaurant development. Prior to developing a new restaurant, we conduct an extensive site selection and evaluation process that includes in-depth demographic, market and financial analyses. We also utilize the services of a third party vendor that employs proprietary location research technology to assist us in making strategic real estate decisions. We believe that cash generated from operations, borrowings under our senior credit facility, leasing and employing sale-leaseback strategies will enable us to continue to pursue our long-term new restaurant development strategy.
Improve Profitability and Optomize Our Infrastructure. We believe that our long-term development of new company-owned restaurants, combined with our strategy to increase sales at our existing restaurants, will increase revenues and position us to improve our overall income from operations. We also believe that our large restaurant base, skilled management team, operating systems and training and development programs support our strategy of enhancing operating efficiencies for our existing restaurants while growing our restaurant base. Our operating systems allow us to effectively manage restaurant labor and food costs and promote consistent application of operating controls at each of our restaurants. In addition, our size enables us to realize certain benefits from economies of scale, which should improve further as we add new restaurants.
Franchise Our Pollo Tropical Restaurants Internationally and Expand Domestic Non-Traditional Licensing. We believe that there are a number of markets outside the United States with the appropriate demographics and consumer preference to support additional franchising of the Pollo Tropical brand. We also believe that there are opportunities in the United States for licensing both the Pollo Tropical and Taco Cabana brands to concessionaires operating in non-traditional venues such as college campuses, airports and sports arenas. Internationally, our franchisees are currently operating or have development rights to open Pollo Tropical restaurants under multi-restaurant development agreements in the Bahamas, Ecuador, Puerto Rico, Trinidad & Tobago, Panama, Aruba, Bonaire, Curacao, Venezuela, Honduras, Costa Rica, Guatemala and India. Since restaurant development in foreign jurisdictions requires certain local knowledge and expertise that we do not necessarily possess, we utilize franchising to expand in international markets. This permits us to leverage the local knowledge and expertise of our franchisees and also provides a lower cost method of penetrating foreign markets. In addition to certain minimum financial requirements, the criteria considered for our franchisees includes individuals or entities that have multi restaurant hospitality industry experience and have demonstrated local commercial real estate development experience. We believe that there are significant opportunities to develop Pollo Tropical restaurants in additional international markets and are seeking new multi-restaurant franchisees and licensees who meet our qualification criteria in strategically targeted markets.

Restaurant Operating Data
Selected restaurant operating data for our two restaurant concepts is as follows:

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Pollo Tropical:
Average annual sales per restaurant (in thousands) (1)	$2,538	$2,287	$2,056
Average sales transaction	$9.68	$9.56	$9.38
Drive-through sales as a percentage of total sales	45.0%	44.8%	44.4%
Day-part sales percentages:
Lunch	46.6%	46.5%	46.5%
Dinner and late night	53.4%	53.5%	53.4%
Taco Cabana:
Average annual sales per restaurant (in thousands)	$1,768	$1,690	$1,616
Average sales transaction	$8.36	$8.14	$7.80
Drive-through sales as a percentage of total sales	52.6%	52.0%	51.9%
Day-part sales percentages:
Breakfast	18.1%	17.5%	17.4%
Lunch	22.7%	22.9%	23.3%
Dinner	26.3%	26.0%	25.8%
Late night (9pm to midnight)	12.8%	13.1%	13.0%
Afternoon (2pm to 5pm)	12.2%	12.1%	12.0%
Overnight (midnight to 6am)	7.9%	8.4%	8.7%
(1) Average annual sales for company-owned or operated restaurants are derived by dividing restaurant sales for such year for the applicable segment by the average number of restaurants for the applicable segment for such year.

Restaurant Site Selection and Capital Costs
We believe that the location of our restaurants is a critical component of each restaurant’s success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management determines the acceptability of all new sites, based upon analyses prepared by our real estate, financial and operations professionals as well as a third party vendor that employs proprietary location reserach technology and performs site evaluations on our behalf. Historically, this process has resulted in either acquisition of the land or entering into a long-term lease for the land, in either case followed by construction of the building using cash generated from our operations or with borrowings under our senior credit facility. If we acquire the land, we will typically seek to include the land and building in a sale and leaseback arrangement as a form of financing in order to reinvest the proceeds in additional restaurants.
The following table includes the initial interior cost (including equipment, seating, signage and other interior costs) of a typical new free-standing restaurant, as well as the exterior cost (including building and site improvements) if constructed and land if acquired.

	Pollo Tropical	Taco Cabana
Interior costs and signage	$600,000 to $650,000	$500,000 to $550,000
Exterior costs	$1.2 million to $1.4 million	$1.0 million to $1.2 million
Land	$1.0 million to $1.3 million	$850,000 to $1.3 million

The cost of securing real estate and building and equipping new restaurants can vary significantly and depends on a number of factors, including the local economic conditions and the characteristics of a particular site. In addition, we are currently considering ways to lower the costs associated with constructing new restaurants. Accordingly, the cost of opening new restaurants in the future may differ substantially from both the historical cost of restaurants previously opened and the estimated costs above.

Seasonality
Our business is moderately seasonal due to regional weather conditions. Sales from our Pollo Tropical restaurants (primarily located in south and central Florida) are generally higher during the winter months than during the summer months. Sales from our Taco Cabana restaurants (located in Texas and Oklahoma) are generally higher during the summer months than during the winter months. Accordingly, we believe this seasonal impact is not material to our business as a whole because of the offsetting seasonality of our concepts.

Restaurant Locations
As of December 30, 2012, we owned and operated 91 Pollo Tropical restaurants, of which 89 were located in Florida and two were located in Georgia. In addition we franchised 35 Pollo Tropical restaurants as of December 30, 2012, comprised of 20 in Puerto Rico; three in Venezuela; two each in Costa Rica, Ecuador and Honduras; one each in the Bahamas, Panama and Trinidad; and three on college campuses in Florida.
As of December 30, 2012, we owned and operated 160 Taco Cabana restaurants, of which 156 were located in Texas and four were located in Oklahoma. In addition, we franchised eight Taco Cabana restaurants as of December 30, 2012, including three in Texas, four in New Mexico, and one in Georgia.

Operations
Management Structure
We conduct substantially all of our marketing and operations support functions from our Pollo Tropical division headquarters in Miami, Florida, and our Taco Cabana division headquarters in San Antonio, Texas. The management structure for Pollo Tropical consists of a Chief Operating Officer, who has over 25 years of experience in the restaurant industry, and a Vice President of Operations supported by Regional Directors, a Senior District Manager and 13 District Managers. The management structure of Taco Cabana consists of a Chief Operating Officer, who has over 20 years of restaurant industry experience, and a Vice President of Operations supported by a Regional Vice President of Operations, three Senior District Managers and 23 District Managers. The two Chief Operating Officers report to our Chief Executive Officer and President, and are supported by a number of divisional executives with responsibility for operations, marketing, product development, purchasing, real estate and finance. For each of our brands, a district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants. Regional directors, district managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are typically supervised by a salaried manager and two or three salaried assistant managers.
Our executive management functions are primarily conducted from our corporate headquarters in Addison, Texas. Our management team is led by Timothy P. Taft, who serves as our Chief Executive Officer and President. Lynn Schweinfurth, who was hired in July 2012, serves as our Chief Financial Officer and Joseph A. Zirkman serves as the Vice President, General Counsel and Secretary. In addition, John Todd, who joined us in April 2012, is our Chief Development Officer, Jeffery Kent is our Chief Information Officer, and Nancy Clark, who joined us in February 2013, is our Chief People Officer. As we build-out the Fiesta corporate team, a significant portion of our corporate support functions continue to be conducted by Carrols from their corporate support center in Syracuse, New York pursuant to a Transition Services Agreement ("TSA") which we entered into with Carrols Restaurant Group and Carrols in connection with the Spin-off. Under the TSA, Carrols agreed to provide certain support services, including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services to us. The charge for these transition services is intended to allow Carrols to recover its direct and indirect costs incurred in providing these services. The TSA became effective upon consummation of the Spin-off and will continue for a period of up to three years with the ability to extend the term of the TSA by one additional year upon 90 days prior written notice. We may terminate the TSA with respect to any service provided at any time upon 90 days prior written notice. We currently are targeting to substantially complete our transition from Carrols by the end of 2013.

Training
We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. The program emphasizes system-wide operating procedures, food preparation methods and guest service standards for each of the concepts.
Management Information Systems
Currently, a substantial portion of our corporate management and restaurant-level information systems and related support are provided to us by Carrols pursuant to the TSA to ensure an orderly transition following the Spin-off by providing us with sufficient time to develop our own management information system infrastructure.
Our management information systems provide us the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants.
In both our Taco Cabana and Pollo Tropical restaurants, we use touch-screen point-of-sale (POS) systems which are designed to facilitate accuracy and speed of order taking, to be user-friendly, to require limited cashier training and to improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant that are designed to facilitate financial and management control of our restaurant operations.
These restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs, and other key operating information for each restaurant. These systems also provide the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage our established labor standards on a timely basis;

•	reduce inventory shrinkage using restaurant-level inventory management and centralized standard costing systems;

•	analyze sales and product mix data to help restaurant managers forecast production levels;

•	monitor day-part drive-thru speed of service at each of the restaurants;

•	systematically communicate human resource and payroll data for efficient centralized management of labor costs and payroll processing;

•	employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote management capabilities of our systems;

•
take advantage of electronic commerce including the ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and Carrols’ accounting systems; and

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial, product mix and operational data.
Critical information from such systems is available in near real-time to our restaurant managers, who are expected to react quickly to trends or situations in their restaurant. Our district managers also receive near real-time information from all restaurants under their control and have access to key operating data on a remote basis. Management personnel at all levels, from the restaurant manager through senior management, utilize key restaurant performance indicators to manage our business.

Franchise Operations
As of December 30, 2012, we had nine franchisees operating a total of 35 Pollo Tropical restaurants, 20 of which were located in Puerto Rico; three in Venezuela; two each in Costa Rica, Ecuador and Honduras; one each in the Bahamas, Panama and Trinidad; and three on college campuses in Florida. As of December 30, 2012, we had three franchisees operating a total of eight Taco Cabana restaurants.
We have also entered into development agreements for the development of a minimum of five franchised restaurants in Guatemala, four restaurants in Aruba, Curacao, Bonaire and Trinidad and Tobago, and ten restaurants in India. Each of these agreements provides for the development of additional restaurants in these markets, provided such franchisees maintain compliance under their respective development agreements. We believe that there are significant opportunities to expand Pollo Tropical restaurants outside of the United States, and we are seeking to franchise or license the brand in additional foreign markets. Any such expansion would take the form of a franchising or licensing arrangement with one or more companies with relevant experience. Since restaurant development in foreign jurisdictions requires certain local knowledge and expertise that we do not necessarily possess, we utilize franchising to expand in international markets. This permits us to leverage the local knowledge and expertise of our franchisees. Franchising also provides a lower cost method of penetrating foreign markets as we do not commit significant amounts of our own capital, instead substantially all costs and thus risk of loss are born by the franchisee. In addition to certain minimum financial requirements, the considered criteria for our franchisees includes individuals or entities that have multi-restaurant hospitality industry experience and have demonstrated local commercial real estate development experience. We believe that there are a number of foreign markets with the requisite population, demographic and income characteristics to support this expansion, as well as consumers with a proclivity to eat foods similar to those offered by Pollo Tropical. We also believe that there are opportunities in the United States for licensing both the Pollo Tropical and Taco Cabana brands to concessionaires operating in non-traditional venues such as college campuses, airports and sports arenas.
Our development agreements generally provide for franchisees to commit to developing a specified number of restaurants within a certain geographic area within a specified time frame. The development agreements generally require franchisees to pay, upon signing of the development agreement, development fees and/or a portion of the franchise fees for each restaurant to be developed, with the balance of the fees due upon opening of each restaurant. Our current franchisees typically pay a royalty based on restaurant sales and are required to operate their restaurants under the terms of our franchise agreement which dictate compliance with certain methods, standards and specifications developed by us, including those related to menu items, recipes, food preparation, materials, supplies, services, fixtures, furnishings, decor and signage. The franchisees have discretion to determine the menu prices. In addition, all franchisees are required to purchase substantially all food, ingredients, supplies, equipment and materials from suppliers approved by us.

Advertising and Promotion
We believe Pollo Tropical and Taco Cabana are among the most highly recognized fast-casual restaurant brands in their respective markets of Florida and Texas. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing, social media marketing and web-based and other strategies, including the use of radio and television advertising. Combination value meals are also utilized as well as limited-time offer menu item promotions. Pollo Tropical and Taco Cabana advertise in both English and Spanish language media. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical’s advertising expenditures were 2.6% in 2012 and 2.8% in 2011 and 2010. As a percentage of Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 4.0% in 2012 and 2011, and 4.1% in 2010.

Suppliers and Distributors
For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Food and supplies for both brands are ordered from approved suppliers and are shipped via distributors to the restaurants. Both brands are responsible for monitoring quality control and supervision of these suppliers and conduct inspections to observe the preparation and quality of products purchased.
For both our Pollo Tropical and Taco Cabana restaurants, we have long-term service agreements with our primary distributors of food and paper products. We negotiate directly with local and national suppliers for the purchase of food and beverage products and supplies. Our restaurants' food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Performance Food Group, Inc. is our primary distributor of food and paper products under an agreement that expires on May 13, 2017, while Kelly Food Service is our primary distributor for chicken under an agreement that expires on December 31, 2017. We also currently rely on two suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2013. For our Taco Cabana restaurants, SYGMA Network, Inc. is our primary distributor of food and beverage products and supplies under a distribution services agreement that expires on June 30, 2014.
Quality Assurance
At each of our two concepts, our operational focus is closely monitored to achieve a high level of guest satisfaction via speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with our operating policies. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the restaurants and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various guest service standards and objectives, including feedback obtained directly from our guests. The guest feedback is monitored by an independent agency and by us and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have our own in-house guest service representatives that handle guest inquiries and complaints.
We operate in accordance with quality assurance and health standards mandated by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness. To maintain these standards, we conduct unscheduled inspections of our restaurants. In addition, restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis.
Trademarks
We believe that our trade names and logos for our brands are important to our success. We have registered the principal Pollo Tropical and Taco Cabana logos and designs with the U.S. Patent and Trademark Office on the Principal Register as a service mark for our restaurant services. We also have secured or have applied for state and federal registrations of several other advertising or promotional marks, including variations of the Pollo Tropical and Taco Cabana principal marks. In connection with our current and potential international franchising activities, we have applied for or been granted registrations in foreign countries of the Pollo Tropical and Taco Cabana principal marks and several other marks. We intend to aggressively protect both Pollo Tropical and Taco Cabana trademarks by appropriate legal action whenever necessary. We also have secured or applied for registrations of the Pollo Tropical and Taco Cabana marks in numerous areas outside the U.S. where we are or intend to engage in franchising our brands. In certain foreign countries, we have been involved in trademark opposition proceedings to defend our rights to register certain trademarks. In that regard, we have discovered that an individual unaffiliated with us has registered, without our knowledge, authorization or consent, a trademark in Spain and the European Community for a name and logo virtually identical to the Pollo Tropical name and logo. We have initiated a cancellation action to declare such unauthorized trademark registration null and void. Although we believe we will be successful in the action, there can be no assurance in this regard.
Other than the Pollo Tropical and Taco Cabana trademarks and the logo and trademark of Fiesta Restaurant Group (including Internet domain names and addresses), we have no proprietary intellectual property.
Government Regulation
Various federal, state and local laws affect our business, including various health, sanitation, fire and safety standards. Restaurants to be constructed or remodeled are subject to state and local building code and zoning requirements. In connection with the development and remodeling of our restaurants, we may incur costs to meet certain federal, state and local regulations, including regulations promulgated under the Americans with Disabilities Act.
We are subject to the federal Fair Labor Standards Act and various other federal and state laws governing such matters as:

•	minimum wage requirements;

•	health care;

•	unemployment compensation;

•	overtime; and

•	other working conditions and citizenship requirements.
A significant number of our food service personnel are paid at rates related to the federal, and where applicable, state minimum wage and, accordingly, increases in the minimum wage have increased and in the future will increase wage rates at our restaurants.
We are assessing the various provisions of the comprehensive federal health care reform law enacted in 2010, including the impact on our business of this new law as it becomes effective. There are no assurances that a combination of labor management, cost management and menu price increases can accommodate all of the potential increased costs associated with these regulations.
We are also subject to various federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. Our costs for compliance with environmental laws or regulations have not had a material adverse effect on our results of operations, cash flows or financial condition in the past.
Taco Cabana and Pollo Tropical are subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each location where they sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant's records and procedures. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our Taco Cabana restaurants and certain of our Pollo Tropical restaurants, including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing.
Our Taco Cabana restaurants and certain of our Pollo Tropical restaurants are subject to state “dram-shop” laws. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated or minor patron. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot assure you that this insurance will be adequate to cover any claims that may be instituted against us.
With respect to the franchising of Pollo Tropical and Taco Cabana restaurants, we are subject to franchise and related regulations in the U.S. and certain foreign jurisdictions where we offer and sell franchises. These regulations include obligations to provide disclosure about our two concepts, the franchise agreements and the franchise system as well as other organizational and financial information relating to our two concepts. The regulations also include obligations to register certain franchise documents in the U.S. and foreign jurisdictions, and obligations to disclose the substantive relationship between the parties to the agreements.
Competition
The restaurant industry is highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with convenience stores, delicatessens and prepared food counters in supermarkets, grocery stores, cafeterias and other purveyors of moderately priced and quickly prepared foods.
We believe that:

•	product quality and taste;

•	brand recognition;

•	convenience of location;

•	speed of service;

•	menu variety;

•	price; and

•	ambiance
are the most important competitive factors in the fast-casual restaurant segment and that our two concepts effectively compete in that category.
Pollo Tropical's competitors include national and regional chicken-based concepts, as well as quick-service hamburger restaurant chains and other types of quick-service and fast-casual restaurants.
Taco Cabana's restaurants, although part of the fast-casual segment of the restaurant industry, compete with quick-service restaurants, including those in the quick-service Mexican segment, other fast-casual restaurants and traditional casual dining Mexican restaurants. We believe that Taco Cabana's combination of freshly prepared food, distinctive ambiance and quality of service help to distinguish Taco Cabana restaurants from quick-service operators, while its price-value relationship enables it to compete favorably with more expensive casual dining Mexican restaurants.
Employees
As of December 30, 2012, we employed approximately 8,170 persons, of which approximately 130 were administrative personnel and approximately 8,040 were restaurant operations and other supervisory personnel. None of our employees are covered by collective bargaining agreements. We believe that overall relations with our employees are good.
Availability of Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We make available through our internet website (www.frgi.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the SEC. The reference to our website address is a textual reference only, meaning that it does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document. In addition, at our website you may also obtain, free of charge, copies of our corporate governance materials, including the charters for the committees of our Board of Directors and copies of various corporate policies including our Code of Business Ethics and Conduct, Code of Ethics for Executives and our "Whistle Blower" policy.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described below, as well as other information and data included in this Annual Report on Form 10-K. Any of the following risks, as well as additional risks and uncertainties not currently known to us, could materially adversely affect our business, consolidated financial condition or results of operations and could also adversely affect the trading price of our common stock.
Risks Related to Our Business
Intense competition in the restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if guests favor our competitors or we are forced to change our pricing and other marketing strategies.
The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with convenience stores, delicatessens and prepared food counters in grocery stores, supermarkets, cafeterias and other purveyors of moderately priced and quickly prepared food.
Pollo Tropical's competitors include national and regional chicken-based concepts as well as quick-service hamburger restaurant chains and other types of quick-service and fast-casual restaurants. Our Taco Cabana restaurants compete with quick-service restaurants, including those in the quick-service Mexican segment, other fast-casual restaurants and traditional casual dining Mexican restaurants.
To remain competitive, we, as well as certain of the other major fast-casual chains, have increasingly offered selected food items and combination meals at discounted prices. These pricing and other marketing strategies have had, and in the future may have, a negative impact on our sales and earnings.
Factors applicable to the fast-casual restaurant segment may adversely affect our results of operations, which may cause a decrease in earnings and revenues.
The fast-casual restaurant segment is highly competitive and can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices and utility costs;

•	consumer concerns about health, diet and nutrition;

•	increases in the number of, and particular locations of, competing restaurants;

•	changes in discretionary consumer spending;

•	inflation;

•	increases in the cost of food, such as beef, chicken, produce and packaging;

•
increased labor costs, including unemployment insurance, minimum wage requirements, and increases in the cost of providing healthcare, including as a result of the implementation of the Affordable Care Act;

•	the availability of experienced management and hourly-paid employees; and

•	regional weather conditions.

Our continued growth depends on our ability to open and operate new restaurants profitably, which in turn depends on our continued access to capital, and newly acquired or developed restaurants may not perform as we expect and we cannot assure you that our growth and development plans will be achieved.
Our continued growth depends on our ability to develop additional Pollo Tropical and Taco Cabana restaurants. Development involves substantial risks, including the following:

•	the inability to fund development;

•	development costs that exceed budgeted amounts;

•	delays in completion of construction;

•	the inability to obtain all necessary zoning and construction permits;

•	the inability to identify, or the unavailability of, suitable sites on acceptable leasing or purchase terms;

•	developed restaurants that do not achieve desired revenue or cash flow levels once opened;

•	incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion or a new restaurant is closed due to poor financial performance;

•	the inability to recruit and retain managers and other employees necessary to staff each new restaurant;

•	changes in or interpretations of governmental rules and regulations; and

•	changes in general economic and business conditions.
We cannot assure you that our growth and development plans can be achieved. Our long-term development plans will require additional management, operational and financial resources. For example, we will be required to recruit managers and other personnel for each new restaurant. We cannot assure you that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, may depend on our continued access to external financing, including borrowing under our senior credit facility. We cannot assure you that we will have access to the capital we need at acceptable terms or at all, which could materially adversely affect our business. In addition, our need to manage our indebtedness levels to ensure continued compliance with financial leverage ratio covenants under our senior credit facility may reduce our ability to develop new restaurants.
Additionally, we may encounter difficulties developing restaurants outside of our existing markets. We cannot assure you that we will be able to successfully grow our market presence beyond our existing markets, as we may encounter well-established competitors in new areas. In addition, we may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. We may also not open a sufficient number of restaurants in new markets to adequately leverage distribution, supervision and marketing costs. As a result of the foregoing, we cannot assure you that we will be able to successfully or profitably operate our new restaurants outside our existing markets.
Our substantial indebtedness could adversely affect our financial condition.
We have a substantial amount of indebtedness. As of December 30, 2012, we had $203.9 million of outstanding indebtedness comprised of $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 (the "Fiesta Notes"), lease financing obligations of $3.0 million and capital lease obligations of $0.9 million. As a result, we are a highly leveraged company.
As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our senior credit facility, to enable us to repay our indebtedness, including the Fiesta Notes, or to fund other liquidity needs.

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and related interest, including indebtedness we may incur in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our cost of borrowing;

•	place us at a competitive disadvantage compared to our competitors that may have less debt; and

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes.

     We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior credit facility and the Fiesta Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our senior credit facility, may limit our ability to pursue any of these alternatives.
Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur additional debt in the future, including debt that may be revolving on a first lien basis or pari passu with the Fiesta Notes. Although our senior credit facility and the indenture governing the Fiesta Notes contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the Fiesta Notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our senior credit facility and the indenture governing the Fiesta Notes contain restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.
We may not have the funds necessary to satisfy all of our obligations under our senior credit facility, the Fiesta Notes or other indebtedness in connection with certain change of control events.
Upon the occurrence of specific kinds of change of control events, the indenture governing the Fiesta Notes requires us to make an offer to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest (and additional interest, if any) to the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time of the change of control to make the required repurchase of the Fiesta Notes. In addition, restrictions under our senior credit facility may not allow us to repurchase the Fiesta Notes upon a change of control. If we could not refinance such debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the Fiesta Notes, which would constitute an event of default under the indenture. Certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture.
In addition, our senior credit facility provides that certain change of control events constitute an event of default under our senior credit facility. Such an event of default entitles the lenders thereunder to, among other things, cause all outstanding debt obligations under our senior credit facility to become due and payable and to proceed against the collateral securing our senior credit facility. Any event of default or acceleration of our senior credit facility will likely also cause a default under the terms of our other indebtedness.
The agreements governing our debt agreements restrict our ability to engage in some business and financial transactions.
Our debt agreements, including the indenture governing the Fiesta Notes and the agreement governing our senior credit facility, restrict our ability in certain circumstances to, among other things:

•	incur additional debt;

•	pay dividends and make other distributions on, redeem or repurchase, capital stock;

•	make investments or other restricted payments;

•	enter into transactions with affiliates;

•	sell all, or substantially all, of our assets;

•	create liens on assets to secure debt; or

•	effect a consolidation or merger.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.
A breach of any of these covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in such debt becoming immediately due and payable. This, in turn, could cause our other debt to become due and payable as a result of cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt. In addition, in the event that the Fiesta Notes become immediately due and payable, the holders of the Fiesta Notes would not be entitled to receive any payment in respect of the Fiesta Notes until all of our senior debt has been paid in full.
Our expansion into new markets may present increased risks due to a lack of market awareness of our brands.
Some of our new restaurants are and will be located in areas where there is a limited or a lack of market awareness of the Pollo Tropical or Taco Cabana brand and therefore it may be more challenging for us to attract guests to our restaurants. Restaurants opened in new markets may open at lower sales volumes than restaurants opened in existing markets, and may have lower restaurant-level operating margins than in existing markets. Sales at restaurants opened in new markets may take longer to reach average restaurant volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment and other lease charges. Opening new restaurants in areas in which potential guests may not be familiar with our restaurants may include costs related to the opening and marketing of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer guests than our more established restaurants in existing markets.
We could be adversely affected by food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.
Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or by specific events such as the outbreak of “mad cow” disease or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.
In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our restaurants. Food-borne illness or food tampering incidents could be caused by guests, employees or food suppliers and transporters and, therefore, could be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our business.
We may incur significant liability or reputational harm if claims are brought against us or against our franchisees.
We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick service restaurants, alleging that they have failed to disclose the health risks associated with high-fat or high sodium foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.

Our franchisees could take actions that harm our reputation.
As of December 30, 2012, a total of 43 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. We expect our number of franchised restaurants to increase in the future as a result of our international franchising strategy for Pollo Tropical and our strategy of expanding domestic non-traditional licensing for both Pollo Tropical and Taco Cabana. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.
If the sale-leaseback market requires significantly higher yields, we may not enter into sale-leaseback transactions and as a result would not receive the related net proceeds.
From time to time, we sell our restaurant properties in sale-leaseback transactions. We historically have used, and intend to use, the net proceeds from such transactions to reduce outstanding debt and fund future capital expenditures for new restaurant development. However, the sale-leaseback market may cease to be a reliable source of additional cash flows for us in the future if capitalization rates become less attractive or other unfavorable market conditions develop. For example, should the sale-leaseback market require significantly higher yields (which may occur as interest rates rise), we may not enter into sale-leaseback transactions, which could adversely affect our ability to reduce outstanding debt and fund capital expenditures for future restaurant development.
Changes in consumer tastes could negatively impact our business.
We obtain a significant portion of our revenues from the sale of foods that are characterized as Caribbean and Mexican and if consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. The fast-casual segment is characterized by the frequent introduction of new products, often accompanied by substantial promotional campaigns and are subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose guests who do not prefer the new menu items. In recent years, numerous companies in the fast-casual segment have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories and low in fat content. If we do not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.
An increase in food costs could adversely affect our operating results.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the availability of certain food products or price could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation. In 2012, higher commodity costs increased cost of sales for our Pollo Tropical restaurants by 0.4%, as a percentage of Pollo Tropical restaurant sales. Higher commodity costs also increased cost of sales in 2012 for our Taco Cabana restaurants by 0.8%, as a percentage of Taco Cabana restaurant sales. Although we anticipate that overall commodity costs will increase in 2013 as compared to 2012, we do not believe commodity price increases in 2013 will be material to our results of operations, however there can be no assurance in such regard. The type, variety, quality and price of produce, beef and poultry and cheese can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. For example, weather patterns in recent years have resulted in lower than normal levels of rainfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food commodities grown in states facing drought conditions. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, including higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we are able to utilize purchasing contracts to lock in the prices for certain of the food commodities used in our restaurants, some of the commodities used in our operations cannot be locked in for periods of longer than one week or at all. Currently, we have contracts of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry and beef. We do not use financial instruments to hedge our risk against market fluctuations in the price of commodities at this time. We may not be able to anticipate and react to changing food costs (including anticipated increases in food costs in 2013) through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.
If a significant disruption in service or supply by any of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on our business.
Our financial performance is dependent on our continuing ability to offer fresh, quality food at competitive prices. If a significant disruption in service or supply by our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on us.
We negotiate directly with local and national suppliers for the purchase of food and beverage products and supplies. Our restaurants' food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Performance Food Group, Inc. is our primary distributor of food and paper products under an agreement that expires on May 13, 2017, while Kelly Food Service is our primary distributor for chicken under an agreement that expires on December 31, 2017. We also currently rely on two suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2013. For our Taco Cabana restaurants, SYGMA Network, Inc. is our primary distributor of food and beverage products and supplies under a distribution services agreement that expires on June 30, 2014. If our distributors or suppliers were unable to service us, this could lead to a material disruption of service or supply until a new distributor or supplier is engaged, which could have a material adverse effect on our business.
If labor costs increase, we may not be able to make a corresponding increase in our prices and our operating results may be adversely affected.
Wage rates for a substantial number of our employees are above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, including increases in state unemployment insurance costs or other costs including mandated health insurance, this could have a material adverse effect on our operating results. In addition, even if minimum wage rates do not increase, we may still be required to raise wage rates in order to compete for an adequate supply of labor for our restaurants.
The efficiency and quality of our competitors' advertising and promotional programs and the extent and cost of our advertising could have a material adverse effect on our results of operations and financial condition.
If our competitors increase spending on advertising and promotions, or the cost of television or radio advertising increases, or our advertising and promotions are less effective than our competitors', there could be a material adverse effect on our results of operations and financial condition.

Newly developed restaurants may reduce sales at our neighboring restaurants.
We intend to continue to open restaurants in our existing markets served by our Pollo Tropical and Taco Cabana restaurants. To the extent that we open a new restaurant in the vicinity of one or more of our existing restaurants, it is possible that some of the guests who previously patronized those existing restaurants may choose instead to patronize the new restaurant, which may result in decreased sales at our existing restaurants. Accordingly, to the extent we open new restaurants in our existing markets, sales at some of our existing restaurants in those markets may decline.
Our business is regional and we therefore face risks related to reliance on certain markets as well as risks for other unforeseen events.
As of December 30, 2012, excluding our franchised locations, all but two of our Pollo Tropical restaurants were located in Florida and all but four of our Taco Cabana restaurants were located in Texas. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida and Texas, the tourism industry affecting Florida and other unforeseen events, including war, terrorism and other international conflicts may have a material impact on the success of our restaurants in those locations.
Many of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our Florida and certain of our Texas restaurants are susceptible to hurricanes and other severe tropical weather events, and in the past, our Taco Cabana restaurants have been periodically affected by severe winter weather.
Economic downturns may adversely impact consumer spending patterns.
The U.S. economy has undergone, and is currently continuing to undergo, a significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, diminished market liquidity, falling consumer confidence and high unemployment rates.
Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants. In particular, where our guests' disposable income is reduced (such as by job losses, credit constraints and higher housing, tax, energy, interest or other costs) or where the perceived wealth of guests has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our restaurants have in the past experienced, and may in the future experience, lower sales and guest traffic as guests choose lower-cost alternatives or choose alternatives to dining out. The resulting decrease in our guest traffic or average sales per transaction has had an adverse effect in the past, and could in the future have a material adverse effect, on our business.
We cannot assure you that the current locations of our existing restaurants will continue to be economically viable or that additional locations will be acquired at reasonable costs.
The location of our restaurants has significant influence on their success. We cannot assure you that current locations will continue to be economically viable or that additional locations can be acquired at reasonable costs. In addition, the economic environment where restaurants are located could decline in the future, which could result in reduced sales in those locations. We cannot assure you that new sites will be profitable or as profitable as existing sites.

Government regulation could adversely affect our financial condition and results of operations.
We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:

•	health care;

•	requirements relating to labeling of caloric and other nutritional information on menu boards, advertising and food packaging;

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages at our Taco Cabana restaurants and at certain Pollo Tropical restaurants;

•	employer/employee relationships, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements;

•	zoning;

•	federal and state laws that prohibit discrimination and laws regulating design and operation of, and access to, facilities, such as the Americans With Disabilities Act of 1990; and

•	federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.
In the event that legislation having a negative impact on our business is adopted, it could have a material adverse impact on us. For example, substantial increases in the minimum wage or state or Federal unemployment taxes could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations and liquor license approvals can cause substantial delays in our ability to build and open new restaurants. Local authorities may revoke, suspend or deny renewal of our liquor licenses if they determine that our conduct violates applicable regulations. Any failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.

In addition, we are currently considering the impacts of implementing the Affordable Care Act on our labor costs. Although most provisions will not be effective until 2014 or later, whether our employees are covered under the provisions of the Affordable Care Act will partially be determined based on hours worked during 2013. We are currently reviewing our strategy for employing part-time versus full-time employees, and the related impact that strategy will have on the costs of complying with the Affordable Care Act.
If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.
We serve alcoholic beverages at our Taco Cabana restaurants and at some of our Pollo Tropical restaurant locations and are subject to the “dram-shop” statutes of the jurisdictions in which we serve alcoholic beverages. “Dram-shop” statutes generally provide that serving alcohol to an intoxicated or minor patron is a violation of the law.

In most jurisdictions, if one of our employees sells alcoholic beverages to an intoxicated or minor patron we may be liable to third parties for the acts of the patron. We cannot guarantee that those patrons will not be served or that we will not be subject to liability for their acts. Our liquor liability insurance coverage may not be adequate to cover any potential liability and insurance may not continue to be available on commercially acceptable terms or at all, or we may face increased deductibles on such insurance. A significant dram-shop claim or claims could have a material adverse effect on us as a result of the costs of defending against such claims; paying deductibles and increased insurance premium amounts; implementing improved training and heightened control procedures for our employees; and paying any damages or settlements on such claims.
Federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials could expose us to liabilities, which could adversely affect our results of operations.
We are subject to a variety of federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous substances or other regulated materials, release of pollutants into the air, soil and water, and the remediation of contaminated sites.
Failure to comply with environmental laws could result in the imposition of fines or penalties, restrictions on operations by governmental agencies or courts of law, as well as investigatory or remedial liabilities and claims for alleged personal injury or damages to property or natural resources. Some environmental laws impose strict, and under some circumstances joint and several, liability for costs of investigation and remediation of contaminated sites on current and prior owners or operators of the sites, as well as those entities that send regulated materials to the sites. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. Therefore, our costs of complying with current and future environmental, health and safety laws could adversely affect our results of operations.
We are subject to all of the risks associated with leasing property subject to long-term non-cancelable leases.
The leases for our restaurant locations generally have initial terms of 10 to 20 years, and typically provide for renewal options in five year increments as well as for rent escalations. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be obligated to perform our monetary obligations under the applicable lease including, among other things, paying all amounts due for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.
Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.
We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, including the Pollo Tropical name and logo and Taco Cabana name and logo, and proprietary rights relating to certain of our core menu offerings. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.
We are not aware of any assertions that our trademarks or menu offerings infringe upon the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.
Security breaches of confidential guest information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.
A significant amount of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their guests has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests' credit or debit card information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on us and our restaurants.
We are dependent on information technology, and any material failure of that technology could impair our ability to efficiently operate our business.
We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, and payment of obligations and various other processes and procedures. We will also rely on information systems, processes and procedures managed and administered by Carrols due to the provision of services by Carrols pursuant to the transition services agreement. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in guest service and reduce efficiency in our operations. These risks may be increased as a result of integration challenges following the Spin-off. Significant capital investments might be required to remediate any problems.

Risks Related to the Spin-off
Our historical financial information is not necessarily indicative of our results as a separate company and therefore may not be a reliable indicator of our future financial results.
Our audited and unaudited historical consolidated financial statements for periods prior to the Spin-off have been created from Carrols Restaurant Group's financial statements using our historical results of operations and historical bases of assets and liabilities as part of Carrols Restaurant Group and reflect certain general corporate overhead and interest expenses allocated by Carrols to us, which are not necessarily indicative of what our financial position, results of operations and cash flows would have been if we had been a separate, standalone entity during the periods presented.
The historical consolidated financial information for periods prior to the Spin-off is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future and does not reflect many significant changes that have occurred or will occur in our cost structure, funding, and operations as a result of the Spin-off. While our historical results of operations prior to the Spin-off include all costs of the Pollo Tropical and Taco Cabana businesses, our historical costs and expenses do not include all of the costs that have been or will be incurred by us as an independent company after the Spin-off. In addition, we have not made adjustments to our historical consolidated financial information for periods prior to the Spin-off to reflect changes, many of which are significant, that have occurred or will occur in our cost structure, financing and operations as a result of the Spin-off. As a result, our historical financial information may not be a reliable indicator of our future financial results.
We, Carrols Restaurant Group and Carrols Restaurant Group's stockholders may be subject to substantial liabilities if the Spin-off is treated as a taxable transaction.
Carrols Restaurant Group has received a private letter ruling from the Internal Revenue Service ("IRS") to the effect that, among other things, the Spin-off qualified as a tax-free distribution for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code") and as part of a tax-free reorganization under Section 368(a)(1)(D) of the Code, and the transfer to us of assets and the assumption by us of liabilities in connection with the Spin-off did not result in the recognition of any gain or loss for U.S. federal income tax purposes to Carrols Restaurant Group. Carrols Restaurant Group's tax advisor also provided Carrols Restaurant Group with a tax opinion covering certain matters not covered in the private letter ruling. Said tax opinion is not binding on the IRS or the courts.
Although a private letter ruling is generally binding on the IRS, the continuing validity of the ruling will be subject to the accuracy of factual representations and assumptions made in connection with obtaining such private letter ruling, including with respect to post-spin-off operations and conduct of the parties. Also, as part of the IRS's general policy with respect to rulings on spin-off transactions under Section 355 of the Code, the private letter ruling obtained by Carrols Restaurant Group is based upon representations by Carrols Restaurant Group that certain conditions which are necessary to obtain tax-free treatment under the Code have been satisfied, rather than a determination by the IRS that these conditions have been satisfied. Failure to satisfy such necessary conditions, or any inaccuracy in any representations made by Carrols Restaurant Group in connection with the ruling, could invalidate the ruling.
If the Spin-off does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, Carrols would be subject to tax as if it has sold the common stock of Fiesta Restaurant Group in a taxable sale for its fair market value, and Carrols Restaurant Group's stockholders would be subject to tax as if they had received a taxable distribution in an amount equal to the fair market value of our common stock distributed to them. It is expected that the amount of any such taxes to Carrols Restaurant Group's stockholders and to Carrols would be substantial. Under applicable law and regulations, Fiesta Restaurant Group and Carrols Restaurant Group would be jointly and severally liable for taxes incurred by them in connection with the distribution.
We entered into a tax matters agreement with Carrols Restaurant Group and Carrols in connection with the Spin-off that (1) governs the allocation of the tax assets and liabilities between us, Carrols Restaurant Group and Carrols, (2) provides for certain restrictions and indemnities in connection with the tax treatment of the Spin-off and (3) addresses certain other tax related matters including, without limitation, those relating to (a) the obligations of Carrols Restaurant Group and Carrols and us with respect to the preparation of filing of tax returns for all periods, and (b) the control of any income tax audits and any indemnities with respect thereto. Further, in the tax matters agreement we agreed to indemnify Carrols Restaurant Group, without limitation, (a) for losses and taxes of Carrols Restaurant Group and its affiliates resulting from our breach of our representations or covenants or our undertaking not to take certain post-Spin-off actions, including with respect to our stock or assets, that would be inconsistent with or cause to be untrue any material information, covenant, or representation made in connection with the private letter ruling obtained by Carrols Restaurant Group from the IRS and (b) for 50% of the losses and taxes of Carrols Restaurant Group and its affiliates resulting from the Spin-off not attributable to a breach described in (a) or an equivalent breach by Carrols Restaurant Group. However, the tax matters agreement is not the product of arm's length negotiations. The terms of the tax matters agreement and the structure of the Spin-off may not be as favorable to us as would have resulted from arm's length negotiations among unrelated third parties, and may allocate a greater amount of tax liabilities and indemnification obligations to us than would have resulted from arm's length negotiations among unrelated third parties. Our indemnification obligations to Carrols Restaurant Group and its affiliates will not be limited in amount or subject to any cap. It is expected that the amount of any such indemnification to Carrols Restaurant Group would be substantial.
We agreed to certain restrictions in order to comply with U.S. federal income tax requirements for a tax-free spin-off and may not be able to engage in acquisitions with related parties and other strategic transactions that may otherwise be in our best interests.
Current U.S. federal tax law that applies to spin-offs generally creates a presumption that the Spin-off would be taxable to Carrols Restaurant Group but not to its stockholders if we engage in, or enter into an agreement to engage in, a plan or series of related transactions that would result in the acquisition of a 50% or greater interest (by vote or by value) in our stock ownership during the four-year period beginning on the date that begins two years before the Spin-off, unless it is established that the transaction is not pursuant to a plan related to the Spin-off. United States Treasury Regulations generally provide that whether an acquisition of our stock and a spin-off are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the regulations. In addition, the regulations provide certain “safe harbors” for acquisitions of our stock that are not considered to be part of a plan related to the Spin-off.
There are other restrictions imposed on us under current U.S. federal tax law for spin-offs and with which we will need to comply in order to preserve the favorable tax treatment of the distribution, such as limitations on sales or redemptions of our common stock for cash or other property following the distribution.
In the tax matters agreement with Carrols Restaurant Group and Carrols, we agreed that, among other things, we will not take any actions that would result in any tax being imposed on Carrols Restaurant Group as a result of the Spin-off. Further, for the two-year period following the Spin-off, we agreed not to: (1) enter into, approve, agree to enter into, or substantially negotiate any transaction or series of transactions (in whatever form) resulting in a greater than 45% change in ownership of the vote or value of our equity or the equity of the surviving or successor entity, (2) merge, consolidate, liquidate, or partially liquidate itself or any of the entities conducting the business relied upon in the IRS ruling as the “active business” of Fiesta Restaurant Group (generally the Pollo Tropical business and the Taco Cabana business), (3) permit the termination, sale, or transfer of, or a material change in, the business relied upon in the IRS ruling as the “active business” of Fiesta Restaurant Group (generally the Pollo Tropical business and the Taco Cabana business) or the sale, issuance, or other disposition of the equity of the entities conducting such business, (4) sell or otherwise dispose of assets in a way that would adversely affect tax-free status, (5) repurchase any of our stock except in circumstances permitted by IRS guidelines, or (6) take any actions inconsistent with the representations or covenants in the IRS ruling request, inconsistent with the ruling or tax opinion, or that would be reasonably likely to otherwise jeopardize tax-free status.
We will, however, be permitted to take certain actions otherwise prohibited by the tax matters agreement if we provide Carrols Restaurant Group with an opinion of tax counsel or private letter ruling from the IRS, reasonably acceptable to Carrols Restaurant Group, to the effect that these actions will not affect the tax-free nature of the Spin-off. These restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, raise money by selling assets, or enter into business combination transactions.

We have only a brief operating history as an independent company upon which you can evaluate our performance and, accordingly, our prospects must be considered in light of the risks that any newly independent company encounters.
Prior to the Spin-off, we operated as part of Carrols Restaurant Group. Accordingly, we have limited experience operating as an independent company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 and with the periodic reporting obligations of the Exchange Act), treasury administration, investor relations, internal audit, insurance, information technology and telecommunications services, as well as the accounting for many items such as lease accounting and stock-based compensation, income taxes and intangible assets. After the Spin-off, our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, all of which could have a material adverse effect on our business.
We historically have obtained benefits of being part of Carrols Restaurant Group, but those benefits have not continued following the completion of the Spin-off.
While we believe the benefits of being an independent company outweigh the drawbacks, we have historically received certain benefits from being part of a larger organization, including access to certain resources and certain economies of scale. In the future, we may be unable to replace many of these benefits as an independent company, or only be able to do so at significant expense, which may adversely affect our business.

Carrols Restaurant Group and Carrols provide a number of services to us pursuant to the TSA. When the TSA terminates, we will be required to replace Carrols Restaurant Group's and Carrols' services internally or through third parties on terms that may be less favorable to us.
Under the terms of the TSA that we entered into with Carrols Restaurant Group and Carrols which became effective on the distribution date, Carrols Restaurant Group and Carrols provide to us, for a fee, specified support services (including accounting, tax accounting, internal audit, financial reporting and analysis, human resources, and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services) for a period of three years following the distribution date, provided that we may extend the term of the TSA by one additional year upon 90 days prior written notice to Carrols Restaurant Group and Carrols, provided further that we may terminate the TSA with respect to any service provided thereunder at any time and from time to time upon 90 days prior written notice to Carrols Restaurant Group and Carrols. When the TSA terminates, Carrols Restaurant Group and Carrols will no longer be obligated to provide any of these services to us, and we will be required to assume the responsibility for these functions ourselves. While we anticipate being prepared to perform these functions on our own at or before the expiration of the TSA, there is no assurance of our ability to do so. If we cannot perform these services for ourselves, we may be required to retain an outside service provider at rates in excess of the fees that we will pay under the TSA, which could adversely affect us.
Our internal systems and resources might not be adequately prepared to meet the financial reporting and other requirements to which we are subject since the distribution date.
Since the completion of the Spin-off, our management has been responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.
Our financial results previously were included within the consolidated results of Carrols Restaurant Group. However, we were not directly subject to the reporting and other requirements of the Exchange Act. As a result of the Spin-off, we are now directly subject to the reporting and other obligations under the Exchange Act. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. If we avail ourselves of such exemptions, we could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.
Pursuant to the TSA with Carrols Restaurant Group and Carrols, Carrols Restaurant Group and Carrols have agreed to provide certain support services to us for a period of time following the distribution date. For us to establish our own financial and management controls, reporting systems, information technology and procedures, we will need to implement accounting systems and our own financial and internal controls, financial reporting systems and procedures and hire our own legal, accounting and finance staff. If Carrols Restaurant Group is unable to provide, or we are unable to establish, our financial and management controls, reporting systems, information technology and procedures in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, if we are unable to conclude that our internal control over financial reporting is effective (or if the auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.
Risks Related to Our Common Stock

The market price of our common stock may be highly volatile or may decline regardless of our operating performance.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies generally or restaurant companies;

•	actual or anticipated variations in the earnings or operating results of our company or our competitors;

•	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry;

•	market conditions or trends in our industry and the economy as a whole;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers.

In addition, if the market for restaurant company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry or related industries even if these events do not directly affect us.

In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business, and could also require us to make substantial payments to satisfy judgments or to settle litigation.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we avail ourselves of such exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
The concentrated ownership of our capital stock by insiders will likely limit your ability to influence corporate matters.
Our executive officers, directors, and Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC (collectively referred to as the “JCP Group”) together beneficially owns approximately 30.0% of our common stock based on shares outstanding of Fiesta Restaurant Group as of February 22, 2013. In particular, the JCP Group, our largest stockholder, beneficially owns approximately 27.7% of our outstanding common stock, based on shares outstanding of Fiesta Restaurant Group as of February 22, 2013. In addition, our executive officers and directors (excluding directors affiliated with the JCP Group) together beneficially own approximately 2.3% of our common stock outstanding, based on shares outstanding of Fiesta Restaurant Group as of February 22, 2013. As a result, our executive officers, directors and the JCP Group, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. The JCP Group may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
We do not expect to pay any cash dividends for the foreseeable future, and the indenture governing the Fiesta Notes and our senior credit facility limit our ability to pay dividends to our stockholders.
We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. The indenture governing the Fiesta Notes and our senior credit facility limit, and the debt instruments that we and our subsidiaries may enter into in the future may limit our ability to pay dividends to our stockholders.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.
The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We cannot assure you that these analysts will publish research or reports about us or that any analysts that do so will not discontinue publishing research or reports about us in the future. If one or more analysts who cover us downgrade our stock, our stock price could decline rapidly. If analysts do not publish reports about us or if one or more analyst ceases coverage of our stock, we could lose visibility in the market, which in turn could cause our stock price to decline.
Your percentage ownership of our common stock may be diluted in the future.
Your percentage ownership of our common stock may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees. The Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, and other equity-based awards to our directors, officers and other employees, advisors and consultants.

Provisions in our restated certificate of incorporation and amended and restated bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Delaware corporate law and our restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	require that special meetings of our stockholders be called only by our board of directors or certain of our officers, thus prohibiting our stockholders from calling special meetings;

•
deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding common stock will be able to elect all of our directors;

•	authorize the issuance of "blank check" preferred stock that our board could issue to dilute the voting and economic rights of our common stock and to discourage a takeover attempt;

•
provide the approval of our board or directors or a supermajority of stockholders is necessary to make, alter or repeal our amended and restated bylaws and that approval of a supermajority of stockholders is necessary to amend, alter or change certain provisions of our restated certificate of incorporation;

•	establish advance notice requirements for stockholder nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	divided our board into three classes of directors, with each class serving a staggered 3-year term, which generally increases the difficulty of replacing a majority of the directors;

•	provide that directors only may be removed for cause by a majority of the board and/or by a supermajority of our stockholders; and

•
require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 30, 2012, we owned or leased the following operating restaurant properties:

	Owned	Leased (1)	Total (2)
Restaurants:
Pollo Tropical	5	86	91
Taco Cabana	9	151	160
Total operating restaurants	14	237	251
(1) Includes twelve restaurants located in in-line or storefront locations.

(2)
Excludes restaurants operated by our Pollo Tropical and Taco Cabana franchisees. In addition, as of December 30, 2012, we had five restaurants under development, five properties leased to third parties and seven properties available for sale or lease.

As of December 30, 2012, we leased 95% of our Pollo Tropical restaurants and 94% of our Taco Cabana restaurants. We typically enter into leases (including renewal options) ranging from 35 to 45 years. The average remaining term for all leases, including options, was approximately 35 years as of December 30, 2012. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
Most leases require us to pay utility and water charges and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales of the particular restaurant that exceed specified minimums. In some of our mall locations, we are also required to pay certain other charges such as a pro-rata share of the mall's common area maintenance costs, insurance and security costs.
In addition to the restaurant locations, we lease approximately 21,000 square feet at 14800 Landmark Boulevard, Suite 500, Addison, Texas which houses our executive offices and certain of our administrative functions. We also lease approximately 13,500 square feet at 7300 North Kendall Drive, 8th Floor, Miami, Florida, which houses most of our administrative operations for our Pollo Tropical restaurants. In addition, we lease approximately 17,700 square feet of office space at 8918 Tesoro Drive, Suite 200, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Select Market under the symbol “FRGI”. The common stock has been quoted on The NASDAQ Global Select Market since May 8, 2012. On February 22, 2013, there were 23,644,639 shares of our common stock outstanding held by 802 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency. The closing price of our common stock on February 22, 2013 was $20.13.

High and low sales prices per share of our common stock as reported by The NASDAQ Global Select Market are not provided for the first quarterly period of 2012 nor for each full quarterly period of 2011 as Fiesta common shares did not begin “regular way” trading on The NASDAQ Global Select Market until May 8, 2012. The following table sets for the range of high and low closing prices of our common stock for the periods indicated, as reported by The NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Year Ended December 30, 2012
First Quarter	n/a	n/a
Second Quarter (since May 8, 2012)	$13.23	$11.10
Third Quarter	$17.00	$13.16
Fourth Quarter	$16.42	$13.07
Dividends
We did not pay any cash dividends during 2012. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds to fund the development and growth of our business. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends and distributions to us from our subsidiaries. The indenture governing the Fiesta Notes and our senior credit facility each limit, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
Stock Performance Graph

The following graph compares, from May 8, 2012 (the date on which our common stock began "regular way" trading on The NASDAQ Global Select Market), the cumulative total stockholder return on our common stock with the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P Small Cap 600 Restaurant Index. We have elected to use the S&P Small Cap 600 Restaurant Index in compiling our stock performance graph because we believes the S&P Small Cap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us.

The initial trading price of our common stock on May 8, 2012 was $11.10 and the closing price of our common stock on December 31, 2012 was $15.32. The following graph is based upon the closing price of our common stock from May 8, 2012 through December 31, 2012.

Total Cumulative Shareholder Returns

	5/8/2012	5/30/2012	6/30/2012	7/31/2012	8/31/2012	9/30/2012	10/31/2012	11/30/2012	12/31/12
Fiesta Restaurant Group, Inc .	$100.00	$106.09	$115.04	$133.83	$139.65	$138.01	$114.96	$130.74	$133.22
NASDAQ Composite	$100.00	$93.75	$98.12	$98.58	$102.02	$103.24	$99.06	$99.3	$99.25
S&P Small Cap 600 Restaurants	$100.00	$103.86	$104.27	$102.7	$102.22	$108.77	$103.11	$103.94	$107.07

The graph and table above provide the cumulative change of $100.00 invested on May 8, 2012, including reinvestment of dividends, if applicable, for the periods indicated.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the years ended December 28, 2008; January 3, 2010; January 2, 2011; January 1, 2012; and December 30, 2012. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of January 1, 2012 and December 30, 2012 and for the years ended January 2, 2011, January 1, 2012 and December 30, 2012, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 28, 2008; January 2, 2011; January 1, 2012 and December 30, 2012 each contained 52 weeks. Our fiscal year ended January 3, 2010 contained 53 weeks.

(Dollars in thousands, except per share data)	Year ended
	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012
Statement of operations data:
Revenues:
Restaurant sales	$423,344	$430,514	$437,538	$473,249	$507,351
Franchise royalty revenues and fees	1,434	1,606	1,533	1,719	2,375
Total revenues	424,778	432,120	439,071	474,968	509,726
Costs and expenses:
Cost of sales	134,241	132,070	135,236	152,711	163,514
Restaurant wages and related expenses (including stock-based compensation expense of $93, $88, $28, $18 and $11, respectively)	116,070	120,105	122,519	129,083	136,265
Restaurant rent expense	16,968	17,437	16,620	16,930	22,006
Other restaurant operating expenses	63,268	60,384	60,041	61,877	64,819
Advertising expense	13,860	14,959	15,396	16,264	17,047
General and administrative (including stock-based compensation expense of $970, $669, $974, $1,690 and $2,025, respectively)	33,016	32,148	32,865	37,459	43,870
Depreciation and amortization	18,233	19,676	19,075	19,537	18,278
Impairment and other lease charges	5,371	2,284	6,614	2,744	7,039
Other expense (income) (1)	(580)	(799)	—	146	(92)
Total operating expenses	400,447	398,264	408,366	436,751	472,746
Income from operations	24,331	33,856	30,705	38,217	36,980
Interest expense	21,898	20,447	19,898	24,041	24,424
Income before income taxes	2,433	13,409	10,807	14,176	12,556
Provision for income taxes	1,103	5,045	3,764	4,635	4,289
Net income	$1,330	$8,364	$7,043	$9,541	$8,267

Per share data:
Basic and diluted net income per share (6)	$0.06	$0.36	$0.30	$0.41	$0.35
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding (6)	23,161,822	23,161,822	23,161,822	23,161,822	22,890,018
Other financial data:
Net cash provided from operating activities	$26,302	$33,244	$32,529	$43,167	$37,975
Net cash used for investing activities	(44,053)	(17,266)	(21,380)	(15,082)	(32,718)
Net cash provided from (used for) financing activities	17,792	(14,649)	(12,420)	(16,998)	(3,394)
Total capital expenditures	(44,172)	(16,127)	(23,398)	(22,865)	(40,996)

	Year ended
(Dollars in thousands)	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012
Balance sheet data:
Total assets (7)	$365,375	$360,125	$357,886	$370,166	$303,729
Working capital	(6,492)	(6,744)	(8,453)	(9,064)	(10,321)
Long-term debt:
Due to former parent company	$174,000	$155,793	$138,756	$1,511	$—
8.875% Senior Secured Second Lien Notes	—	—	—	200,000	200,000
Lease financing obligations (7)	111,726	116,651	122,975	123,019	3,029
Capital leases	1,060	1,020	1,064	1,008	949
Total long-term debt	$286,786	$273,464	$262,795	$325,538	$203,978

Stockholders' equity (deficit)	$42,504	$50,868	$57,911	$(4,672)	$10,504

Operating statistics:
Total number of restaurants (at end of period)	245	247	246	249	251
Pollo Tropical:
Company-owned restaurants (at end of period)	91	91	91	91	91
Average number of company-owned restaurants	87.5	90.8	90.5	91	89.6
Revenues:
Restaurant sales	$173,979	$176,525	$186,045	$208,115	$227,428
Franchise royalty revenues and fees	1,145	1,315	1,248	1,410	1,915
Total revenues	175,124	177,840	187,293	209,525	229,343
Average annual sales per company-owned restaurant (2)	1,988	1,911	2,056	2,287	2,538
Adjusted Segment EBITDA (3)	22,765	25,322	30,062	35,567	38,592
Adjusted Segment EBITDA margin (4)	13.0%	14.2%	16.1%	17.0%	16.8%
Change in comparable company-owned restaurant sales (5)	(1.0)%	(1.3)%	7.4%	9.9%	8.1%
Taco Cabana:
Company-owned restaurants (at end of period)	154	156	155	158	160
Average number of company-owned restaurants	149.9	154.6	155.6	156.9	158.3
Revenues:
Restaurant sales	$249,365	$253,989	$251,493	$265,134	$279,923
Franchise royalty revenues and fees	289	291	285	309	460
Total revenues	249,654	254,280	251,778	265,443	280,383
Average annual sales per company-owned restaurant (2)	1,664	1,607	1,616	1,690	1,768
Adjusted Segment EBITDA (3)	25,653	30,452	27,334	26,785	25,649
Adjusted Segment EBITDA margin (4)	10.3%	12.0%	10.9%	10.1%	9.1%
Change in comparable company-owned restaurant sales (5)	0.0%	(3.7)%	0.3%	3.7%	4.7%

(1)
Other income for the year ended December 28, 2008 resulted from a Taco Cabana insurance gain of $0.5 million related to Hurricane Ike and a $0.1 million gain on a sale of a Taco Cabana property. Other income in the year ended January 2, 2010 resulted from a Taco Cabana insurance gain of $0.6 million related to Hurricane Ike and $0.2 million gain on a sale of a Taco Cabana non-operating property. Other expense in the year ended January 1, 2012 resulted from a loss of $0.1 million from the sale of a Taco Cabana restaurant property in a sale-leaseback transaction. Other income for the year ended December 30, 2012 resulted from a gain of $0.1 million from the sale of a non-operating Pollo Tropical restaurant property.

(2)
Average annual sales per restaurant are derived by dividing restaurant sales for the applicable segment by the average number of company-owned and operated restaurants. For comparative purposes, the calculation of average annual sales per restaurant is based on a 52-week fiscal year. For purposes of calculating average annual sales per restaurant for the year ended January 3, 2010, a 53-week fiscal year, we have excluded restaurant sales data for the extra week in the year ended January 3, 2010.

(3)
Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. A reconciliation of Adjusted Segment EBITDA to consolidated net income (loss) is presented below:

	Year ended
(Dollars in thousands)	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012
Adjusted Segment EBITDA
Pollo Tropical	$22,765	$25,322	$30,062	$35,567	$38,592
Taco Cabana	25,653	30,452	27,334	26,785	25,649
Less:
Depreciation and amortization	18,233	19,676	19,075	19,537	18,278
Impairment and other lease charges	5,371	2,284	6,614	2,744	7,039
Interest expense	21,898	20,447	19,898	24,041	24,424
Provision (benefit) for income taxes	1,103	5,045	3,764	4,635	4,289
Stock-based compensation	1,063	757	1,002	1,708	2,036
Other expense (income)	(580)	(799)	—	146	(92)
Net income (loss)	$1,330	$8,364	$7,043	$9,541	$8,267

(4)	Adjusted Segment EBITDA margin is derived by dividing Adjusted Segment EBITDA by the total revenues applicable to the segment.

(5)
Restaurants are included in comparable restaurant sales after they have been open for 18 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week fiscal year. For purposes of calculating the changes in comparable restaurant sales for the year ended January 3, 2010, a 53-week fiscal year, we have excluded restaurant sales data for the extra week in the year ended January 3, 2010.

(6)	Basic and diluted weighted average common shares outstanding reflect a 23,161.822 for one split of our outstanding common stock, which occurred on April 19, 2012.

(7)
Prior to the Spin-off, certain sale-leaseback transactions were classified as lease financing transactions because Carrols guaranteed the related lease payments. Effective upon the Spin-off, the provisions that previously precluded sale-leaseback accounting were cured or eliminated. As a result, the real property leases entered into in connection with these transactions are now recorded as operating leases. Because of this change in accounting treatment, we recorded a decrease in lease financing obligations of $114.2 million, a decrease in assets under lease financing obligations of $80.4 million, and a decrease of $1.6 million in deferred financing fees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying financial statement notes.
On May 7, 2012, Carrols Restaurant Group completed the Spin-off of Fiesta into an independent public company, through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols. As a result of the Spin-off, we became an independent public company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 30, 2012, January 1, 2012 and January 3, 2011 each contained 52 weeks.

Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®. Our Pollo Tropical restaurants offer a wide selection of tropical and Caribbean inspired food, while our Taco Cabana restaurants offer a wide selection of fresh Tex-Mex and traditional Mexican food. Our differentiated brands are positioned within the fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the menu variety, use of fresh ingredients, food quality, decor and service more typical of casual dining restaurants. As of December 30, 2012, our company-owned restaurants included 91 Pollo Tropical restaurants and 160 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants and as of December 30, 2012, we had 35 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, the Bahamas, Venezuela, Costa Rica, Panama and on college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Tobago, Aruba, Curacao, Bonaire, Guatemala and India. As of December 30, 2012, we had eight Taco Cabana franchised restaurants located in Texas, New Mexico and Georgia.

Recent and Future Events Affecting our Results of Operations

Spin-off of Fiesta Restaurant Group, Inc.
On May 7, 2012, Carrols Restaurant Group completed the Spin-off of Fiesta in the form of a pro rata dividend of all of our issued and outstanding common stock to Carrols Restaurant Group's stockholders whereby each holder of Carrols Restaurant Group's common stock of record on April 26, 2012 received one share of our common stock for every one share of Carrols Restaurant Group common stock held.
In connection with the Spin-off, on April 24, 2012, Carrols Restaurant Group and Carrols entered into several agreements with us that govern the transition and Carrols Restaurant Group's post Spin-off relationship with us, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement (the "TSA").
We incurred costs of $3.7 million in 2012 related to the TSA which became effective on May 7, 2012.
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
Such leases qualified for sale-leaseback accounting upon the Spin-off due to the cure or elimination of certain provisions that previously precluded sale-leaseback accounting (and the treatment of such leases as operating leases) in our consolidated financial statements, primarily the guarantees from Carrols. As a result of the qualification for sale-leaseback accounting during the second quarter of 2012 due to the Spin-off, such leases were treated as operating leases and we removed the associated lease financing obligations, property and equipment, and deferred financing costs from our balance sheet, and recognized deferred gains on sale-leaseback transactions related to the qualification of $32.1 million that will be amortized as a reduction of rent expense over the individual remaining lease terms. This resulted in a decrease in lease financing obligations of $114.2 million, a decrease in assets under lease financing obligations of $80.4 million, and a decrease of $1.6 million in deferred financing fees.
Additionally in the second quarter of 2012, we exercised purchase options associated with the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, we reduced our lease financing obligations by $6.0 million during the second quarter of 2012.
As a result of the qualification of these leases discussed above and purchase of the five properties mentioned above, restaurant rent expense was $4.4 million higher, depreciation expense was $1.4 million lower and interest expense was $7.1 million lower in 2012 compared to 2011.
Refinancing of Outstanding Indebtedness
On August 5, 2011, we sold $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 (the "Fiesta Notes"), the proceeds from which were used to distribute funds to Carrols Restaurant Group to enable Carrols Restaurant Group to repay its existing indebtedness, as well as to pay all related fees and expenses. Effective with the issuance of the Fiesta Notes, amounts due to Carrols Restaurant Group were repaid. In the first quarter of 2012 Carrols Restaurant Group transferred to us $2.5 million of excess cash proceeds from the financings as a contribution of capital.
On July 30, 2012, we exchanged all of the $200.0 million of the Fiesta Notes for newly issued notes that have terms which are identical to the Fiesta Notes that are registered under the Securities Act of 1933, as amended (the "Securities Act"), which we refer to as the "exchange notes". On August 5, 2011, we also entered into a $25.0 million senior secured revolving credit facility which was undrawn at closing.
Executive Summary-Consolidated Operating Performance for the Year Ended December 30, 2012

Our fiscal year 2012 results and highlights include the following:

•Net income decreased $1.3 million to $8.3 million in 2012, or $0.35 per diluted share, compared to net income of $9.5 million, or $0.41 per diluted share, primarily due to the impact of the Spin-off from Carrols Restaurant Group and impairment charges recognized in the first quarter of 2012 related to the closure of five Pollo Tropical restaurants in New Jersey, partially offset by the positive impact of revenue growth as noted below and related profitability, and the positive impact of the qualification for sale treatment of sale-leaseback transactions upon the consummation of the Spin-off.

•Total revenues increased 7.3% in 2012 to $509.7 million from $475.0 million in 2011, driven primarily by an increase in comparable restaurant sales of 8.1% for the Pollo Tropical restaurants and 4.7% for the Taco Cabana restaurants. The growth in comparable restaurant sales resulted from an increase in comparable guest traffic of 6.6% at Pollo Tropical and 1.9% at Taco Cabana, with an increase in average check of 1.5% at Pollo Tropical and 2.8% at Taco Cabana.

•During 2012, we opened five new Pollo Tropical restaurants and five new Taco Cabana restaurants and permanently closed five Pollo Tropical restaurants and one Taco Cabana restaurant. In addition, during the fourth quarter of 2012, we sold two Company-owned Taco Cabana restaurants to an existing franchisee, resulting in two net restaurant openings in 2012.

Results of Operations
The following table sets forth, for the years ended December 30, 2012, January 1, 2012, and January 2, 2011, selected consolidated operating results as a percentage of consolidated restaurant sales:

	December 30, 2012	January 1, 2012	January 2, 2011
Restaurant sales:
Pollo Tropical	44.8%	44.0%	42.5%
Taco Cabana	55.2%	56.0%	57.5%
Consolidated restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.2%	32.3%	30.9%
Restaurant wages and related expenses	26.9%	27.3%	28.0%
Restaurant rent expense	4.3%	3.6%	3.8%
Other restaurant operating expenses	12.8%	13.1%	13.7%
Advertising expense	3.4%	3.4%	3.5%
General and administrative	8.6%	7.9%	7.5%

The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants in each fiscal year:

	2012			2011			2010
	Owned	Franchise	Total	Owned	Franchise	Total	Owned	Franchise	Total
Pollo Tropical:
Beginning of year	91	31	122	91	29	120	91	28	119
New	5	5	10	2	2	4	2	1	3
Closed	(5)	(1)	(6)	(2)	—	(2)	(2)	—	(2)
End of year	91	35	126	91	31	122	91	29	120

Taco Cabana:
Beginning of year	158	5	163	155	4	159	156	4	160
New	5	1	6	4	1	5	1	—	1
Sold to franchisee	(2)	2	—	—	—	—	—	—	—
Closed	(1)	—	(1)	(1)	—	(1)	(2)	—	(2)
End of year	160	8	168	158	5	163	155	4	159
Consolidated Revenues. Revenues include restaurant sales, which consist of food and beverage sales, net of discounts, at our company-owned and operated restaurants, and franchise royalty revenues and fees, which represent ongoing royalty payments that are determined based on a percentage of franchisee sales, franchise fees associated with new restaurant openings, and development fees associated with the opening of new franchised restaurants in a given market. Restaurant sales are influenced by new restaurant openings and closures of restaurants, and changes in comparable restaurant sales.
Total revenues increased 7.3% to $509.7 million in 2012 from $475.0 million in 2011, while the 2011 revenues represent an increase of 8.2% from $439.1 million in 2010. Restaurant sales also increased 7.2% to $507.4 million in 2012 from $473.2 million in 2011, which in turn also represents an increase of 8.2% from $437.5 million in 2010. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana:

	2012 vs. 2011	2011 vs. 2010
Pollo Tropical:
Increase in comparable restaurant sales	$15.8	$18.0
Impact of new stores, net of closed stores	3.6	5.9
Other	(0.1)	(1.8)
Total increase	$19.3	$22.1

Taco Cabana:
Increase in comparable restaurant sales	$12.2	$9.1
Impact of new stores, net of closed stores	2.5	5.6
Other	0.1	(1.1)
Total increase	$14.8	$13.6
The increase in comparable restaurant sales for Pollo Tropical in 2012 versus 2011 represents an increase of 8.1%, while the increase in 2011 as compared to 2010 represents an increase of 9.9%. The increase in comparable restaurant sales for Taco Cabana in 2012 as compared to 2011 represents an increase of 4.7%, while the increase in 2011 versus 2010 represents an increase of 3.7%. Restaurants are included in comparable restaurant sales after they have been open for 18 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year. Increases in comparable restaurant sales result primarily from an increase in guest traffic, and to a lesser extent, an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 2.6% in 2012 as compared to 2011, and 1.5% in 2011 as compared to 2010. For Taco Cabana, menu price increases drove an increase in restaurant sales of 2.7% in 2012 as compared to 2011, and 2.9% in 2011 as compared to 2010.
Franchise revenues increased to $2.4 million in 2012 from $1.7 million in 2011 due primarily to the number of new franchise locations opened during the year and an increase in sales at the franchised locations. Franchise revenues in 2011 increased $0.2 million from $1.5 million in 2010.

Operating costs and expenses. Operating costs and expenses include cost of sales, restaurant wages and related expenses, other restaurant expenses and advertising expenses. Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. Key commodities, including chicken and beef, are generally purchased under contracts for future periods of up to one year.
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
The following table presents the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana. All percentages are stated as a percentage of applicable segment restaurant sales.

	2012 vs. 2011	2011 vs. 2010
Pollo Tropical:
Cost of sales:
Higher commodity costs	0.4%	1.4%
Menu price increases	(0.9)%	(0.4)%
Favorable sales mix	(0.2)%	(0.4)%
Other	0.5%	0.5%
Net increase (decrease) in cost of sales as a percentage of restaurant sales	(0.2)%	1.1%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.5)%	(0.6)%
Higher (lower) workers' compensation claim costs	0.5%	(0.5)%
Net decrease in restaurant wages and related costs as a percentage of	—%	(1.1)%
restaurant sales

Other operating expenses:
Lower utility costs	(0.5)%	(0.3)%
Impact of higher sales volumes on fixed operating costs	(0.1)%	0.1%
Lower real estate taxes	—%	(0.3)%
Higher pre-opening expenses due to increase in number of new	0.2%	—%
restaurants opened
Net decrease in other restaurant operating expenses as a percentage of	(0.4)%	(0.5)%
restaurant sales

Advertising expense:
Timing of promotions	(0.1)%	—%
Net decrease in advertising expense as a percentage of restaurant sales	(0.1)%	—%

	2012 vs. 2011	2011 vs. 2010
Taco Cabana:
Cost of sales:
Higher commodity costs	0.8%	2.1%
Menu price increases	(0.9)%	(0.9)%
Favorable sales mix	(0.3)%	—%
Other	0.5%	0.2%
Net increase in cost of sales as a percentage of restaurant sales	0.1%	1.5%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.3)%	—%
Lower medical and other benefit costs	(0.4)%	(0.3)%
Net decrease in restaurant wages and related costs as a percentage of	(0.7)%	(0.3)%
restaurant sales

Other operating expenses:
Lower utility costs	(0.4)%	(0.4)%
Increase (decrease) in operating supply costs	0.2%	(0.4)%
Net decrease in other restaurant operating expenses as a percentage of	(0.2)%	(0.8)%
restaurant sales

Advertising expense:
Timing of promotions	—%	(0.1)%
Net decrease in advertising expense as a percentage of restaurant sales	—%	(0.1)%

Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.3% in 2012 from 3.6% in 2011 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which increased rent expense in 2012 by $4.4 million. This was partially offset by the effect of higher restaurant sales volumes at both Pollo Tropical and Taco Cabana on fixed rental costs. Restaurant rent expense, as a percentage of restaurant sales, decreased to 3.6% in 2011 from 3.8% in 2010 due primarily to the effects of sales increases at our restaurants on fixed rental costs.

Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; (2) legal, auditing and other professional fees and stock-based compensation expense; and (3) subsequent to the Spin-off, costs incurred under the TSA for administrative support services.

General and administrative expenses increased to $43.9 million in 2012 from $37.5 million in 2011 and, as a percentage of total restaurant sales, increased to 8.6% compared to 7.9% in 2011, due to the hiring of certain Fiesta executive management and administrative staff as well as legal and other costs of $0.8 million incurred in connection with the Spin-off. General and administrative expense also includes stock-based compensation expense and other costs of $1.1 million in the first quarter of 2012 related to the conversion of Carrols Restaurant Group outstanding stock options into either shares of Carrols Restaurant Group common stock or restricted stock in connection with the Spin-off and the acceleration of vesting of restricted stock awards of our former Chairman upon his departure from our board of directors. In addition, general and administrative costs during 2012 included $0.6 million associated with retirement agreements entered into during the third quarter.

General and administrative expenses increased $4.6 million in 2011 to $37.5 million and, as a percentage of restaurant sales, increased to 7.9% from 7.5% in 2010 due in part to an increase of $1.2 million in performance-based administrative bonus accruals and higher allocated stock-based compensation expense of $0.7 million. General and administrative expenses included total allocated Carrols Restaurant Group's corporate expenses for executive management, information systems and certain accounting, legal and other administrative functions of $11.0 million and $9.1 million in 2011 and 2010, respectively, including costs and related expenses of $0.9 million incurred in connection with the planned Spin-off from Carrols Restaurant Group.
Adjusted Segment EBITDA. Adjusted Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted Segment EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions.
As a result of the factors discussed above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $38.6 million in 2012 from $35.6 million in 2011. Adjusted Segment EBITDA for our Pollo Tropical restaurants was negatively impacted by an increase in rent expense of $1.6 million in 2012 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above. Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $25.6 million in 2012 from $26.8 million in 2011. Adjusted Segment EBITDA for our Taco Cabana restaurants was also negatively impacted by an increase in rent expense of $2.7 million in 2012 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above.
As a result of the factors discussed above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $35.6 million in 2011 from $30.1 million in 2010. Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $26.8 million in 2011 from $27.3 million in 2010.
Depreciation and Amortization. Depreciation and amortization expense decreased to $18.3 million in 2012 from $19.5 million in 2011 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which decreased depreciation expense in 2012 by $1.4 million. Depreciation and amortization expense increased to $19.5 million in 2011 from $19.1 million in 2010 due primarily from our capital expenditures in 2011 of $22.9 million.
Impairment and Other Lease Charges. Impairment and other lease charges were $7.0 million in 2012 and consisted of asset impairment charges of $4.1 million and lease charges of $1.5 million associated with the closure of our five Pollo Tropical restaurants in New Jersey in the first quarter of 2012 and $1.0 million of asset impairment charges for two Taco Cabana restaurants. Two of the five closed Pollo Tropical restaurants' assets were previously impaired in 2011.
In 2011 we recorded total impairment and other lease charges of $2.7 million which included other lease charges of $1.2 million associated with five closed Pollo Tropical restaurants, $0.2 million of lease charges for two closed Taco Cabana restaurants and a $1.3 million impairment charge for an underperforming Pollo Tropical restaurant.
In 2010 we recorded total impairment and other lease charges of $6.6 million which included impairment charges of $3.9 million for four underperforming Pollo Tropical restaurants and $1.4 million for two underperforming Taco Cabana restaurants. We also recorded other lease charges of $0.7 million for non-operating Pollo Tropical restaurant properties and $0.5 million for non-operating Taco Cabana restaurant properties.
Interest Expense. Interest expense increased $0.4 million to $24.4 million in 2012 from 2011 due primarily to our refinancing activities in the third quarter of 2011, partially offset by the elimination of interest expense of $7.1 million in 2012 as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of those payments as rent, as discussed above. Total interest expense increased $4.1 million to $24.0 million in 2011 from 2010 due primarily to higher debt balances resulting from our refinancing in the third quarter of 2011. Interest expense on lease financing obligations increased to $11.3 million in 2011 from $10.9 million in 2010.
Provision for Income Taxes. The effective tax rate for 2012 of 34.2% increased as compared to an effective tax rate for 2011 of 32.7%, primarily due to the expiration of the Work Opportunity Tax Credit and the HIRE Act retention tax credit effective December 31, 2011. The 2012 effective tax rate also includes the positive impacts of discrete items totaling approximately $0.7 million.
The American Taxpayer Relief Act of 2013 (the "Act") was signed into law on January 2, 2013. The Act included a provision to retroactively restore several expired business tax provisions, including the Work Opportunity Tax Credit, as of January 1, 2012, with a new expiration date of December 31, 2013. Because a change in tax law is accounted for in the period of enactment, and the Act was enacted after Fiesta's fiscal year-end, the retroactive effect of renewing the Work Opportunity Tax Credit is not reflected in the 2012 provision for income taxes, but will instead be recorded as a discrete item in the first quarter of 2013, which is expected to total approximately $0.6 million.

The effective tax rate for 2011 decreased to 32.7% from 34.8% in 2010 due primarily from higher Work Opportunity Tax Credits and the HIRE act retention tax credit in 2011 as compared to 2010.
Net Income. As a result of the foregoing, we had net income of $8.3 million in 2012 compared to net income of $9.5 million in 2011, and $7.0 million in 2010.

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
On August 5, 2011 we sold $200.0 million of the Fiesta Notes and entered into a $25.0 million senior secured revolving credit facility which was undrawn at closing. The proceeds from these borrowings were used to distribute funds to Carrols Restaurant Group to enable Carrols Restaurant Group to repay its existing indebtedness, as well as to pay accrued interest and all related fees and expenses. Excess cash generated from the financings was approximately $9.5 million. Carrols Restaurant Group transferred $2.5 million of the excess cash from the financings to us in the first quarter of 2012.
Interest payments under our debt obligations, capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability of senior credit borrowings under our senior credit facility and proceeds from any sale-leaseback transactions which we may choose to do will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided by operating activities for 2012, 2011 and 2010 was $38.0 million, $43.2 million, and $32.5 million, respectively. The decrease of $5.2 million in 2012 as compared to 2011 was due primarily to interest payments of $18.7 million related to the financing activities in the third quarter of 2011, partially offset by an increase in cash from changes in the other components of net working capital. Net cash provided by operating activities increased $10.6 million in 2011 compared to 2010 primarily due to an increase in cash of $10.6 million from changes in the components of working capital, including deferred income taxes.
Investing Activities. Net cash used for investing activities in 2012, 2011 and 2010 was $32.7 million, $15.1 million and $21.4 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Year Ended December 30, 2012
New restaurant development	$13,018	$10,596	$—	$23,614
Restaurant remodeling	958	7,715	—	8,673
Other restaurant capital expenditures (1)	3,301	3,616	—	6,917
Corporate and restaurant information systems	204	429	1,159	1,792
Total capital expenditures	$17,481	$22,356	$1,159	$40,996
Number of new restaurant openings	5	5		10
Year ended January 1, 2012:
New restaurant development	$4,956	$7,620	$—	$12,576
Restaurant remodeling	2,547	1,888	—	4,435
Other restaurant capital expenditures (1)	2,210	2,830	—	5,040
Corporate and restaurant information systems	528	185	101	814
Total capital expenditures	$10,241	$12,523	$101	$22,865
Number of new restaurant openings	2	4		6
Year ended January 2, 2011:
New restaurant development	$5,832	$5,550	$—	$11,382
Restaurant remodeling	1,733	4,952	—	6,685
Other restaurant capital expenditures (1)	2,326	2,852	—	5,178
Corporate and restaurant information systems	90	63	—	153
Total capital expenditures	$9,981	$13,417	$—	$23,398
Number of new restaurant openings	2	1		3
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended December 30, 2012, January 1, 2012 and January 2, 2011, total restaurant repair and maintenance expenses were approximately $11.8 million, $10.7 million, and $9.5 million, respectively.

In 2013, we anticipate that total capital expenditures will range from $45 million to $50 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2013 are expected to include $35 million to $40 million for development of new restaurants and purchase of related real estate for the opening of a total of 14 to 17 new Pollo Tropical and Taco Cabana restaurants. Our capital expenditures in 2013 are also expected to include expenditures of approximately $8.0 million to $10.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $1.0 million of other expenditures. During 2013, we also expect to incur capital expenditures of approximately $2.0 million to complete the transition from Carrols Restaurant Group's systems.
Investing activities also include sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $7.9 million in 2012 and $7.8 million in 2011, as well as the sale of excess properties and the sale of two Taco Cabana restaurants to an existing franchisee in 2012, the net proceeds from which were $2.4 million. The net proceeds from the 2012 sales were used to fund additional new store development, while the net proceeds from the 2011 sales were used to reduce outstanding borrowings under Carrols LLC's prior senior credit facility. In the first quarter of 2012 we purchased for $2.1 million one of our existing Pollo Tropical restaurant properties, which was subsequently sold in one of the sale-leaseback transactions noted above.
Financing Activities. Net cash used for financing activities in 2012, 2011 and 2010 was $3.4 million, $17.0 million and $12.4 million, respectively, and included in 2012 the purchase of five restaurant properties previously accounted for as lease financing obligations from the lessor for $6.0 million. Net borrowings on intercompany debt to Carrols Restaurant Group in 2012, prior to the Spin-off, were $0.5 million. Subsequent to the Spin-off, changes in amounts owed to Carrols Restaurant Group are reflected as a working capital change in net cash provided from operating activities in our consolidated statement of cash flows. In the first quarter of 2012 Carrols Restaurant Group also transferred to us $2.5 million of the excess cash proceeds from the 2011 financings.
Net cash used for financing activities in 2011 included the proceeds from the issuance of $200.0 million of Fiesta Notes, as further discussed below. As a result of the issuance of the Fiesta Notes and the administrative services provided to us by Carrols Restaurant Group during 2011, we made payments to Carrols Restaurant Group of $139.0 million in 2011 and a dividend payment to Carrols Restaurant Group of $75.5 million in the third quarter of 2011. In 2011 we also deferred $7.5 million of financing costs pertaining to our financing transactions discussed below. In the first six months of 2011 we also sold a restaurant property with net proceeds of $1.7 million which was accounted for as a lease financing obligation.
In 2010, net cash used from financing activities included net repayments of indebtedness to Carrols Restaurant Group of $18.0 million, partially offset by proceeds from lease financing obligations of $5.9 million.
Senior Secured senior Credit Facility. On August 5, 2011 we entered into a first lien senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit) which was undrawn at closing. The senior credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the senior credit facility, and matures on February 5, 2016. On December 30, 2012, there were no outstanding borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on our Adjusted Leverage Ratio (with a margin of 2.25% at December 30, 2012), or
2) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on our Adjusted Leverage Ratio (with a margin of 3.25% at December 30, 2012).
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
Our senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of December 30, 2012, we were in compliance with the covenants under our senior credit facility. After reserving $9.4 million for letters of credit guaranteed by the senior credit facility, $15.6 million was available for borrowing at December 30, 2012.
Notes. On August 5, 2011, we issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 pursuant to an indenture dated as of August 5, 2011 governing such Fiesta Notes. The proceeds from the issuance of the Fiesta Notes were used by Carrols Restaurant Group to repay amounts outstanding under Carrols LLC's prior senior credit facility and Carrols' 9% senior subordinated notes due 2013, as well as to pay related fees and expenses. The Fiesta Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15. The Fiesta Notes are guaranteed by all of our material subsidiaries and are secured by second-priority liens on substantially all of our and our material subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our material subsidiaries).
The indenture governing the Fiesta Notes and the security agreement provide that any capital stock and equity interests of any of our material subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the Fiesta Notes then outstanding.
The Fiesta Notes are redeemable at our option in whole or in part at any time after February 15, 2014 at a price of 104.438% of the principal amount plus accrued and unpaid interest, if any, if redeemed before February 15, 2015, 102.219% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2015 but before February 15, 2016 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2016. Prior to February 14, 2014, we may redeem some or all of the Fiesta Notes at a redemption price of 100% of the principal amount of each Fiesta Note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, at any time prior to February 15, 2014, we may redeem up to 35% of the Fiesta Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 108.875% of the principal amount of each note to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.
The Fiesta Notes are jointly and severally guaranteed, unconditionally and in full by all of our subsidiaries which are directly or indirectly wholly-owned by us. Separate condensed consolidating information is not included because we are a holding company with all of our operations conducted through the guarantor subsidiaries. There are no significant restrictions on our ability or any of the guarantor subsidiaries to obtain funds from our respective subsidiaries. All consolidated amounts in our financial statements are representative of the combined guarantors.

The indenture governing the Fiesta Notes includes certain covenants, including limitations and restrictions on us and our material subsidiaries who are guarantors under such indenture to incur additional debt, issue preferred stock, pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments, incur liens, sell assets, enter into transactions with affiliates, agree to payment restrictions affecting certain of our material subsidiaries and enter into mergers, consolidations or sales of all or substantially all of our or our material subsidiaries' assets.
The indenture governing the Fiesta Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Fiesta Notes and the indenture if there is a default under any indebtedness of ours having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of December 30, 2012 with the restrictive covenants of the indenture governing the Fiesta Notes.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 30, 2012 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest(1)	$271,000	$17,750	$35,500	$217,750	$—
Capital lease obligations, including interest(2)	1,572	139	252	232	949
Operating lease obligations(3)	333,694	29,190	57,368	54,787	192,349
Lease financing obligations, including interest(4)	5,787	255	518	529	4,485
Total contractual obligations	$612,053	$47,334	$93,638	$273,298	$197,783

(1)
Our long term debt at December 30, 2012 included $200.0 million of Fiesta Notes. Total interest payments on the Fiesta Notes of $71.0 million for all years presented are included at the coupon rate of 8.875%. Refer to Note 8 of our consolidated financial statements for details of our long-term debt.

(2)	Includes total interest of $0.6 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property, all of which have been excluded from this table.

(4)
Includes total interest of $2.8 million for all years presented. As a result of the Spin-off, we reduced our lease financing obligations by $114.2 million during 2012 due to the cure of the provisions that previously precluded sale-leaseback accounting. These leases are reflected as operating lease obligations in the above table. We also reduced lease financing obligations by $6.0 million in 2012 by purchasing six restaurant properties previously accounted for as lease financing obligations. Refer to Note 9 of our consolidated financial statements for further discussion.

We have not included in the contractual obligations table payments we may make for workers' compensation, general liability and employee health care claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled.
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

Application of Critical Accounting Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.
Sales recognition at our company-owned and operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, the valuation of goodwill and intangible assets for impairment, assessing impairment of long-lived assets and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.
Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. Total accrued occupancy costs pertaining to closed restaurant locations was $2.4 million at December 30, 2012.
Insurance liabilities. We are insured for workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At December 30, 2012, we had $3.9 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets as of the last day of our fiscal year. Our review at December 30, 2012 indicated there was no impairment as of that date. In reviewing goodwill for impairment, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis and a market-based approach. Assumptions include our anticipated growth rates and the weighted average cost of capital. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results and market values. We had two reporting units with goodwill balances as of our most recent measurement date. The fair value exceeded the carrying value of our respective reporting units by substantial amounts for both our Pollo Tropical and our Taco Cabana segments. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.
Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.
Lease Accounting. Judgments made by management for our lease obligations include the length of the lease term, which includes the determination of renewal options that are reasonably assured. The lease term can affect the classification of a lease as capital or operating for accounting purposes, the term over which related leasehold improvements for each restaurant are amortized, and any rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
We also must evaluate sales of our restaurants which occur in sale-leaseback transactions to determine the proper accounting for the proceeds of such sales either as a sale or a financing. This evaluation requires certain judgments in determining whether or not clauses in the lease or any related agreements constitute continuing involvement. For those sale-leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or another rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of the incremental borrowing rates or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on the interest expense and underlying balance of the lease financing obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility, which is currently undrawn. Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):

1)	the Alternate Base Rate plus the applicable margin of 2.0% to 2.75% based on our Adjusted Leverage Ratio (with a margin of 2.25% at December 30, 2012), or
2) the LIBOR Rate plus the applicable margin of 3.0% to 3.75% based on our Adjusted Leverage Ratio (with a margin of 3.25% at December 30, 2012).
Commodity Price Risk
We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Where possible, we use these types of purchasing techniques to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases that are significant and appear to be long-term in nature by adjusting our menu pricing. However, long-term increases in commodity prices may result in lower restaurant-level operating margins.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data of Fiesta Restaurant Group, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2012.
Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has evaluated the effectiveness of its internal control over financial reporting as of December 30, 2012 based on the criteria set forth in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 30, 2012, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. If we avail ourselves of such exemptions, we could remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.frgi.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements - Fiesta Restaurant Group, Inc. and Subsidiaries

(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-24
Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Fiesta Restaurant Group, Inc. (“Fiesta”) (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

3.2	Amended and Restated Bylaws of Fiesta (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Fiesta's Form 10, File No. 001-35373, filed on January 26, 2012)

4.1
Indenture, dated as of August 5, 2011, among Fiesta, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to $200 million principal amount of 8.875% Senior Secured Second Lien Notes due 2016 (incorporated by reference to Exhibit 4.1 of Carrols Restaurant Group's and Carrols' Quarterly Report on Form 10-Q for the period ended July 3, 2011)

4.2	Form of 8.875% Senior Secured Second Lien Note due 2016 (incorporated by reference to Exhibit 4.1)

4.3
Registration Rights Agreement, dated as of August 5, 2011, between Fiesta, the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 of Carrols Restaurant Group's and Carrols' Quarterly Report on Form 10-Q for the period ended July 3, 2011)

4.4	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No.2 to Fiesta's Form 10, File No. 001-35373, filed on March 14, 2012)

10.1
Form of Separation and Distribution Agreement among Fiesta, Carrols Restaurant Group and Carrols' (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

10.2
Form of Tax Matters Agreement between Fiesta, Carrols and Carrols Restaurant Group (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

10.3
Form of Employee Matters Agreement between Fiesta, Carrols and Carrols Restaurant Group (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

10.4
Form of Transition Services Agreement among Fiesta, Carrols Restaurant Group and Carrols (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

10.5	Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan† (incorporated by reference to Exhibit 10.2 to Fiesta's Current Report on Form 8-K filed on May 8, 2012)+

10.6
Credit Agreement, dated as of August 5, 2011, among Fiesta, the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 of Carrols Restaurant Group's and Carrols' Quarterly Report on Form 10-Q for the period ended July 3, 2011)

10.7
First Lien Security Agreement, dated as of August 5, 2011, between Fiesta, the guarantors named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 of Carrols Restaurant Group's and Carrols' Quarterly Report on Form 10-Q for the period ended July 3, 2011)

10.8
Second Lien Security Agreement, dated as of August 5, 2011, between Fiesta, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 of Carrols Restaurant Group's and Carrols' Quarterly Report on Form 10-Q for the period ended July 3, 2011)

10.9
Offer Letter, dated as of July 18, 2011, between Carrols Restaurant Group and Tim Taft (incorporated by reference to Exhibit 10.9 of Carrols Restaurant Group's and Carrols' Quarterly Report on Form 10-Q for the period ended July 3, 2011)+

10.10
Fiesta Restaurant Group, Inc. and Subsidiaries Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of Fiesta's Amendment No. 1 to Registration Statement on Form 10 filed on January 26, 2012)+

10.11
First Amendment to Credit Agreement, dated as of December 14, 2011, among Fiesta, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Carrols Restaurant Group's Current Report on Form 8-K filed on December 16, 2011)

10.12
Registration Rights Agreement by and among Fiesta, Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC (incorporated by reference to Exhibit 10.1 to Fiesta's Current Report on Form 8-K filed on May 8, 2012)

10.13	Offer letter between Fiesta Restaurant Group, Inc. and Lynn S. Schweinfurth (incorporated by reference to Exhibit 10.1 to Fiesta's Quarterly Report on Form 10-Q for the period ended July 1, 2012)+

10.14
Executive Retirement Agreement, dated as of September 28, 2012, between Michael Biviano and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.1 to Fiesta's Quarterly Report on Form 10-Q for the period ended September 30, 2012)+

10.15
Executive Retirement Agreement, dated as of September 28, 2012, between James Tunnessen and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.2 to Fiesta's Quarterly Report on Form 10-Q for the period ended September 30, 2012)+

21.1	Subsidiaries of Fiesta #

23.1	Consent of Deloitte & Touche LLP #

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc. #

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ____________

#	Filed herewith.

*
As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

+	Compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fiesta Restaurant Group, Inc. and subsidiaries
Addison, Texas

We have audited the accompanying consolidated balance sheets of Fiesta Restaurant Group, Inc. and subsidiaries (the “Company”) as of December 30, 2012 and January 1, 2012 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 30, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2012 and January 1, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, prior to the separation of the Company from Carrols Corporation (“Carrols”), the consolidated financial statements were prepared on a stand-alone basis from the separate records maintained by Carrols and may not necessarily be indicative of the results of operations or cash flows that would have resulted had allocation and other related-party transactions been consummated with unrelated parties or had the Company been an independent, publicly traded company during all of the periods presented. Through the date of the consummation of the Spin-off, Carrols provided administrative support to the Company. The cost of these services was allocated to the Company. The allocations may not reflect the expense the Company would have incurred as an independent, publicly traded company for the period presented.
/s/ Deloitte & Touche LLP
Rochester, New York
February 28, 2013

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)

	December 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash	$15,533	$13,670
Trade receivables	5,935	4,842
Inventories	2,750	2,264
Prepaid rent	2,094	2,397
Prepaid expenses and other current assets	2,596	2,660
Deferred income taxes	2,049	1,776
Total current assets	30,957	27,609
Property and equipment, net (Note 9)	126,516	195,122
Goodwill (Note 3)	123,484	123,484
Intangible assets, net	202	301
Deferred income taxes	13,101	11,659
Deferred financing costs, net	5,690	6,908
Other assets	3,779	5,083
Total assets	$303,729	$370,166
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt (Note 8)	$60	$59
Due to former parent (Note 7)	—	1,511
Accounts payable	10,411	7,515
Accrued interest	6,761	7,152
Accrued income taxes	287	—
Accrued payroll, related taxes and benefits	14,719	12,154
Accrued real estate taxes	3,366	3,197
Other liabilities	5,674	5,085
Total current liabilities	41,278	36,673
Long-term debt, net of current portion (Note 8)	200,889	200,949
Lease financing obligations (Note 9)	3,029	123,019
Deferred income—sale-leaseback of real estate (Note 9)	36,096	4,055
Other liabilities (Note 5)	11,933	10,142
Total liabilities	293,225	374,838
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Common stock, par value $.01; authorized 100,000,000 shares, issued 23,514,437 and 23,161,822 shares, respectively, and outstanding 22,748,241 and 23,161,822 shares, respectively.	227	227
Additional paid-in capital	10,254	3,345
Retained earnings (accumulated deficit) (Note 7)	23	(8,244)
Total stockholders' equity (deficit)	10,504	(4,672)
Total liabilities and stockholders' equity (deficit)	$303,729	$370,166

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011
(In thousands of dollars, except share and per share amounts)

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Revenues:
Restaurant sales	$507,351	$473,249	$437,538
Franchise royalty revenues and fees	2,375	1,719	1,533
Total revenues	509,726	474,968	439,071
Costs and expenses:
Cost of sales	163,514	152,711	135,236
Restaurant wages and related expenses (including stock-based compensation expense of $11, $18 and $28 respectively)	136,265	129,083	122,519
Restaurant rent expense	22,006	16,930	16,620
Other restaurant operating expenses	64,819	61,877	60,041
Advertising expense	17,047	16,264	15,396
General and administrative (including stock-based compensation expense of $2,025, $1,690 and $974, respectively)	43,870	37,459	32,865
Depreciation and amortization	18,278	19,537	19,075
Impairment and other lease charges (Note 4)	7,039	2,744	6,614
Other expense (income)	(92)	146	—
Total operating expenses	472,746	436,751	408,366
Income from operations	36,980	38,217	30,705
Interest expense	24,424	24,041	19,898
Income before income taxes	12,556	14,176	10,807
Provision for income taxes (Note 10)	4,289	4,635	3,764
Net income	$8,267	$9,541	$7,043
Basic and diluted net income per share	$0.35	$0.41	$0.30
Basic and diluted weighted average common shares outstanding (Note 13)	22,890,018	23,161,822	23,161,822

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011
(In thousands of dollars, except share and per share amounts)

					Total
	Number of		Additional	Accumulated	Stockholders'
	Common	Common	Paid-In	Earnings	Equity
	Stock Shares	Stock	Capital	(Deficit)	(Deficit)
Balance at January 3, 2010	23,161,822	$227	$—	$50,641	$50,868
Net income	—	—	—	7,043	7,043
Balance at January 2, 2011	23,161,822	227	—	57,684	57,911
Capital contributions	—	—	3,345	—	3,345
Dividend to former parent	—	—	—	(75,469)	(75,469)
Net income	—	—	—	9,541	9,541
Balance at January 1, 2012	23,161,822	227	3,345	(8,244)	(4,672)
Capital contributions	—	—	5,075	—	5,075
Stock-based compensation	—	—	1,834	—	1,834
Issuance of non-vested shares at spin-off	(434,397)	—	—	—	—
Vesting of non-vested shares	20,816	—	—	—	—
Net income	—	—	—	8,267	8,267
Balance at December 30, 2012	22,748,241	$227	$10,254	$23	$10,504

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011
(In thousands of dollars)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Cash flows provided from operating activities:
Net income	$8,267	$9,541	$7,043
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	186	325	327
Stock-based compensation	1,834	1,708	1,002
Impairment and other lease charges	7,039	2,744	6,614
Loss on settlements of lease financing obligations	120	—	—
Depreciation and amortization	18,278	19,537	19,075
Amortization of deferred financing costs	1,628	840	234
Amortization of deferred gains from sale-leaseback transactions	(2,328)	(270)	(259)
Accretion of interest on lease financing obligations	222	48	409
Deferred income taxes	(1,030)	(44)	(2,950)
Changes in other operating assets and liabilities:
Accounts receivable	(1,093)	(1,361)	901
Accounts payable	2,398	1,892	(173)
Accrued payroll, related taxes and benefits	2,565	1,718	276
Accrued interest	(391)	7,152	—
Other liabilities - current	141	817	(1,638)
Other liabilities - long term	728	(817)	1,531
Other	(589)	(663)	137
Net cash provided from operating activities	37,975	43,167	32,529
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(23,614)	(12,576)	(11,382)
Restaurant remodeling	(8,673)	(4,435)	(6,685)
Other restaurant capital expenditures	(6,917)	(5,040)	(5,178)
Corporate and restaurant information systems	(1,792)	(814)	(153)
Total capital expenditures	(40,996)	(22,865)	(23,398)
Properties purchased for sale-leaseback	(2,082)	—	(1,345)
Proceeds from sales of other properties	2,426	—	—
Proceeds from sale-leaseback transactions	7,934	7,783	3,363
Net cash used for investing activities	(32,718)	(15,082)	(21,380)
Cash flows used for financing activities:
Proceeds from issuance of senior secured second lien notes	—	200,000	—
Borrowings from (payments to) former parent, net	500	(138,953)	(18,040)
Capital contribution from former parent	2,500	3,345	—
Dividend to former parent	—	(75,469)	—
Borrowings on revolving credit facility	2,100	—	—
Repayments on revolving credit facility	(2,100)	—	—
Principal payments on capital leases	(59)	(56)	(45)
Financing costs associated with issuance of debt	(288)	(7,512)	—
Settlement of lease financing obligations	(6,047)	—	—
Proceeds from lease financing obligations	—	1,736	5,915
Financing costs associated with issuance of lease financing obligations	—	(89)	(250)
Net cash used for financing activities	(3,394)	(16,998)	(12,420)
Net increase (decrease) in cash	1,863	11,087	(1,271)
Cash, beginning of year	13,670	2,583	3,854
Cash, end of year	$15,533	$13,670	$2,583

Supplemental disclosures:
Interest paid on long-term debt	$18,699	$280	$—
Interest paid on lease financing obligations	$4,207	$11,240	$10,865
Accruals for capital expenditures	$802	$161	$430
Income tax payments, net	$3,454	$—	$—
Capital lease obligations incurred	$—	$—	$123
Non-cash reduction of lease financing obligations	$114,165	$1,740	$—
Non-cash reduction of assets under lease financing obligations	$80,419	$—	$—
Non-cash capital contribution from former parent	$2,575	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group", "Fiesta", or the "Company") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At December 30, 2012, Fiesta operated 91 Pollo Tropical® restaurants, of which 89 were located in Florida and two were located in Georgia, and franchised a total of 35 Pollo Tropical restaurants, 20 in Puerto Rico, two in Ecuador, two in Honduras, one in the Bahamas, one in Trinidad, three in Venezuela, two in Costa Rica, one in Panama and three on college campuses in Florida. At December 30, 2012, Fiesta also owned and operated 160 Taco Cabana® restaurants located primarily in Texas and franchised four Taco Cabana restaurants in New Mexico, three in Texas and one in Georgia.
Spin-Off from Carrols Restaurant Group, Inc. On May 7, 2012, Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or "Carrols") completed the spin-off of Fiesta into an independent public company, through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols Restaurant Group (the "Spin-off"). As a result of the Spin-off, Fiesta Restaurant Group is now an independent public company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
In connection with the Spin-off, Fiesta and Carrols entered into several agreements that govern Carrols' post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement and Transition Services Agreement ("TSA"). See Note 7—Former Related Party Transactions.
Basis of Consolidation. The consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. These consolidated financial statements have been prepared as if the Company was in existence for all periods presented. All intercompany transactions have been eliminated in consolidation.
Through the date of the Spin-off, these consolidated financial statements have been prepared on a stand-alone basis from the separate records maintained by Carrols and may not necessarily be indicative of the results of operations or cash flows that would have resulted had allocations and other related-party transactions been consummated with unrelated parties or had the Company been an independent, publicly traded company during all of the periods presented. The consolidated financial statements reflect the historical financial position, results of operations and cash flows of Fiesta as it has historically operated, in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"). All intercompany transactions have been eliminated in consolidation.
In connection with the Spin-off, the board of directors of the Company authorized a 23,161.8 for one split of its outstanding common stock that was effective on April 19, 2012. Accordingly, all references to share and per share amounts related to common stock included in the consolidated financial statements and accompanying notes have been adjusted to reflect the stock split and change in the number of authorized shares. The stock split has been retroactively applied to the Company’s financial statements.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 each contained 52 weeks.
Allocations. Through the date of the consummation of the Spin-off, Carrols provided administrative support to the Company for executive management, information systems and certain accounting, legal and other administrative functions. The cost of these services were allocated to the Company based primarily on a pro-rata share of either the Company’s revenues, number of restaurants or number of employees. The allocations may not reflect the expense the Company would have incurred as an independent, publicly traded company for the periods presented. Following the Spin-off, certain of these functions continue to be provided by Carrols under the TSA and the Company is performing certain functions using its own resources or purchased services from third parties. Refer to Note 7—Former Related Party Transactions for further discussion related to agreements entered into effective as of the Spin-off.
The consolidated financial statements for the years ended January 1, 2012 and January 2, 2011 also reflect interest expense allocated by Carrols to the Company. Effective with the refinancing discussed in Note 8, on August 5, 2011 the Company secured its own financing and interest allocations from Carrols ceased.
Management believes that its allocations are reasonable and based on a systematic and rational method; however, they are not necessarily indicative of the actual financial results of the Company, including such expenses that would have been incurred

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

by the Company had it been operating as a separate, stand-alone entity for the periods presented. As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is presented for the historical periods presented in the consolidated financial statements. Consequently, the financial information herein may not reflect the financial position, results of operations and cash flows of the Company in the future or if the Company had been an independent stand-alone entity during all of the periods presented. In our opinion, the consolidated financial statements include all adjustments necessary for a fair presentation of its results of operations.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Inventories. Inventories, primarily consisting of food and paper, are stated at the lower of cost (first-in, first-out) or market.
Property and Equipment. The Company capitalizes all direct costs incurred to construct and substantially improve its restaurants. These costs are depreciated and charged to expense based upon their property classification when placed in service. Property and equipment is recorded at cost. Repair and maintenance activities are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

Buildings	5	to	30 years
Equipment	3	to	7 years
Computer hardware and software	3	to	7 years
Assets subject to capital lease	Shorter of useful life or lease term
Leasehold improvements are depreciated over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty would be presumed by the non-exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would imply that an economic penalty would be incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a twenty-year period.
Goodwill. Goodwill represents the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets acquired by Carrols from its acquisitions of Pollo Tropical in 1998 and Taco Cabana in 2000. Goodwill is not amortized but is tested for impairment at least annually as of the last day of the fiscal year.
Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Deferred Financing Costs. Financing costs incurred in obtaining long-term debt and lease financing obligations are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method.
Leases.  All leases are reviewed for capital or operating classification at their inception. The majority of the Company's leases are operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense for leases that contain scheduled rent increases or rent holidays is recognized on a straight-line basis over the lease term, including any option periods included in the determination of the lease term. Contingent rentals are generally based upon a percentage of sales or a percentage of sales in excess of stipulated amounts and are not considered minimum rent payments but are recognized as rent expense when incurred.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

Lease Financing Obligations. Lease financing obligations pertain to real estate sale-leaseback transactions accounted for under the financing method. In accordance with ASC 840-40-25-16 “Sale-Leaseback Transactions”, the Company has recorded lease financing obligations for sale-leaseback transactions that did not qualify for sale-leaseback accounting due to certain forms of continuing involvement. The assets (land and building) subject to these obligations remain on the Company's consolidated balance sheet at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations, and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company's incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term.
Revenue Recognition. Revenues from the Company's owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues are based on a percent of gross sales and are recorded as income when earned. Franchise fees, which are associated with opening new franchised restaurants, and area development fees, which are associated with opening new franchised restaurants in a given market, are recognized as income when all required activities have been performed by the Company.
Income Taxes. The Company's taxable income has historically been included in the consolidated U.S. federal income tax return of Carrols and in income tax returns filed by Carrols with certain state taxing jurisdictions. The Company's income tax liability has been computed and presented in these consolidated financial statements as if it were a separate taxpaying entity for the periods presented.
Deferred income tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
Advertising Costs. All advertising costs are expensed as incurred.
Cost of Sales. The Company includes the cost of food, beverage and paper, net of any discounts, in cost of sales.
Pre-opening Costs. The Company's pre-opening costs are expensed as incurred and generally include payroll costs and travel expenditures associated with opening the new restaurant, rent and promotional costs.
Insurance. During 2012, 2011 and 2010, the Company was insured for workers' compensation, general liability and medical insurance claims under policies covering both Carrols and the Company. All claims are paid, subject to stop-loss limitations both for individual claims and claims in the aggregate. Losses are accrued based upon estimates of the aggregate liability for claims based on the Company's experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.
 Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•
Current Assets and Liabilities. The carrying values reported on the balance sheet of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of those financial instruments.

•
Senior Secured Second Lien Notes. The fair value of outstanding senior secured second lien notes is based on recent trading values, which are considered Level 1, and at December 30, 2012, was approximately $214.5 million.

See Note 4 for discussion of the fair value measurement of non-financial assets.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

Gift cards. The Company sells gift cards to its customers in its restaurants and through select third parties. The Company recognizes revenue from gift cards upon redemption by the customer. The gift cards have no stated expiration dates and are subject to escheatment rights in certain states. Revenues from unredeemed gift cards are not material to the Company's financial statements.
Subsequent Events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s financial statements. The American Taxpayer Relief Act of 2013 (the "Act") was signed into law on January 2, 2013. The Act included a provision to retroactively restore several expired business tax provisions, including the Work Opportunity Tax Credit, as of January 1, 2012, with a new expiration date of December 31, 2013.  Because a change in tax law is accounted for in the period of enactment, and the Act was enacted after Fiesta's fiscal year-end, the retroactive effect of renewing the Work Opportunity Tax Credit is not reflected in the 2012 provision for income taxes, but will instead be recorded as a discrete item in the first quarter of 2013, which is expected to total approximately $0.6 million.
2. Property and Equipment
Property and equipment consisted of the following:

	December 30, 2012	January 1, 2012
Land	$19,904	$69,617
Owned buildings	16,706	67,830
Leasehold improvements	113,679	104,292
Equipment	118,489	111,590
Assets subject to capital leases	1,151	1,151
	269,929	354,480
Less accumulated depreciation and amortization	(143,413)	(159,358)
	$126,516	$195,122
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain office equipment and had accumulated amortization at December 30, 2012 and January 1, 2012 of $0.5 million and $0.4 million, respectively. At December 30, 2012 and January 1, 2012, land of $1.3 million and $55.6 million, respectively and owned buildings of $1.5 million and $55.5 million, respectively were subject to lease financing obligations accounted for under the lease financing method. See Note 9—Lease Financing Obligations. Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 30, 2012 and January 1, 2012 was $0.6 million and $23.8 million, respectively.
Depreciation and amortization expense for all property and equipment for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 was $18.2 million, $19.4 million, and $19.0 million, respectively.
3. Goodwill
The Company is required to review goodwill for impairment annually or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of the fiscal year and has determined its reporting units to be its operating segments, Pollo Tropical and Taco Cabana.

In performing its goodwill impairment test, the Company compared the net book values of its reporting units to their estimated fair values, the latter determined by employing a discounted cash flow analyses, which was corroborated with other value indicators where available, such as comparable company earnings multiples.
There have been no changes in goodwill or goodwill impairment losses recorded during the year ended December 30, 2012 or the year ended January 1, 2012. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Total
Balance, December 30, 2012 and January 1, 2012	$56,307	$67,177	$123,484

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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the year ending December 30, 2012 totaled $0.4 million.
Impairment on long-lived assets for the Company’s segments and other lease charges recorded were as follows:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Pollo Tropical	$6,035	$2,457	$4,671
Taco Cabana	1,004	287	1,943
	$7,039	$2,744	$6,614
During the year ended December 30, 2012, the Company recorded other lease charges, net of recoveries, of $1.5 million and impairment charges of $4.1 million associated with the closure of the Company’s five Pollo Tropical restaurants in New Jersey in the first quarter of 2012. The remaining charges recorded in 2012 primarily consist of an impairment charge of $0.5 million related to a Pollo Tropical restaurant, $1.0 million related to two Taco Cabana restaurants and a recovery of $0.2 million related to a non-operating Pollo Tropical restaurant.
During the year ended January 1, 2012, the Company recorded other lease charges of $1.2 million associated with five closed Pollo Tropical restaurants and $0.1 million of lease charges for two closed Taco Cabana restaurants. The Company also recorded fixed asset impairment charges of $1.3 million for an underperforming Pollo Tropical restaurant.

During the year ended January 2, 2011, the Company recorded impairment and other lease charges of $6.6 million which included fixed asset impairment charges of $3.9 million for four underperforming Pollo Tropical restaurants and $1.4 million for two underperforming Taco Cabana restaurants. The Company also recorded other lease charges of $0.7 million for non-operating Pollo Tropical properties and $0.5 million in charges for non-operating Taco Cabana restaurant properties.
5. Other Liabilities, Long-Term
Other liabilities, long-term, consisted of the following:

	December 30, 2012	January 1, 2012
Accrued occupancy costs	$8,493	$7,459
Accrued workers’ compensation and general liability claims	1,270	1,251
Deferred compensation	812	710
Other	1,358	722
	$11,933	$10,142
Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

The following table presents the activity in the closed-store reserve, of which $1.7 million and $1.1 million are included in long-term accrued occupancy costs above at December 30, 2012 and January 1, 2012, respectively, with the remainder in other current liabilities:

	Year Ended
	December 30, 2012	January 1, 2012
Balance, beginning of period	$2,246	$1,665
Provisions for restaurant closures	1,796	800
Accruals (recoveries) for additional lease charges	(377)	649
Payments, net	(1,496)	(1,021)
Other adjustments	263	153
Balance, end of period	$2,432	$2,246

 6. Leases
The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in most cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.
During the years ended December 30, 2012 , January 1, 2012 and January 2, 2011 the Company sold five, five and two restaurant properties in each year, respectively, in sale-leaseback transactions for net proceeds of $7.9 million, $7.8 million and $3.4 million, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
Deferred gains on sale-leaseback transactions of $34.3 million, $0.4 million, and $0.1 million were recognized during the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively and are being amortized over the term of the related leases. The amount recognized in 2012 includes $32.1 million resulting from the qualification for sale treatment of certain sale-leaseback transactions upon the Spin-off. (See Note 9 for further discussion.) The amortization of deferred gains on sale-leaseback transactions was $2.3 million, $0.3 million and $0.3 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

Minimum rent commitments due under capital and non-cancelable operating leases at December 30, 2012 were as follows:

	Capital	Operating
2013	$139	$29,190
2014	132	28,968
2015	120	28,400
2016	116	27,960
2017	116	26,827
Thereafter	949	192,349
Total minimum lease payments	1,572	$333,694
Less amount representing interest	(623)
Total obligations under capital leases	949
Less current portion	(60)
Long-term debt under capital leases	$889

 Total rent expense on operating leases, including contingent rentals, was as follows:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Minimum rent on real property	$21,760	$16,721	$16,534
Additional rent based on percentage of sales	246	209	86
Restaurant rent expense	22,006	16,930	16,620
Administrative and equipment rent	781	819	763
	$22,787	$17,749	$17,383
7. Former Related Party Transactions
Effective upon the completion of the Spin-off, Fiesta Restaurant Group ceased to be a related party of Carrols.
Prior to the date of the Spin-off, the Company's expenses included allocations from Carrols of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting, internal audit and human resources and certain other administrative functions and stock-based compensation. Allocated stock-based compensation included equity awards granted to employees of the Company as well as allocated stock-based compensation expense associated with Carrols employees that provided administrative support to the Company. The Company's allocated expenses from Carrols were $4.2 million, $12.7 million, and $10.1 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

Prior to August 5, 2011, interest expense was allocated to the Company based on the amount due to parent company during the year and the weighted average interest rate in effect for the period for Carrols on its long-term debt obligations, excluding lease financing obligations. Effective with the Company’s debt financings on August 5, 2011, intercompany interest allocations from Carrols ceased. Interest expense on the amount due to former parent company was $4.7 million and $8.8 million for the years ended January 1, 2012 and January 2, 2011, respectively.

As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of administrative expenses and stock-based compensation are reasonable. However, such expenses may not be indicative of the actual expenses that would have been or will be incurred by the Company now that it is operating as a stand-alone company. As such, the financial information herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company in the future or if the Company had been a stand-alone entity during the periods presented.

In the first quarter of 2012, Carrols made a capital contribution in cash to the Company of $2.5 million. This capital contribution was a portion of the excess cash proceeds from the debt refinancings in 2011 discussed in Note 8. In 2012 and prior

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

to the Spin-off, Carrols made non-cash capital contributions of $1.7 million to the Company which related to the transfer of income tax related assets and liabilities. In the fourth quarter of 2012, Carrols made additional contributions of $0.9 million related to the allocation to Fiesta of estimated 2012 net operating loss carryforwards.
Amounts shown as due to former parent company at January 1, 2012 in the accompanying consolidated balance sheets represent amounts related to administrative support provided by Carrols and taxes payable by the Company to Carrols due to the Company’s inclusion in Carrols’ consolidated federal and certain state income tax returns. As of December 30, 2012, the Company owed $2.7 million to Carrols, which is included in accounts payable in the accompanying consolidated balance sheets.
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

•
Tax Matters Agreement. The tax matters agreement dated April 24, 2012, (the "Tax Matters Agreement"), (1) governs the allocation of the tax assets and liabilities between the Company and Carrols and Carrols Corporation, a subsidiary of Carrols ("Carrols Corp.") , (2) provides for certain restrictions and indemnities in connection with the tax treatment of the Spin-off and (3) addresses certain other tax related matters, including, without limitation, those relating to (a) the obligations of Carrols, Carrols Corp. and the Company with respect to the preparation or filing of tax returns for all periods, and (b) the control of any income tax audits and any indemnities with respect thereto. The Tax Matters Agreement provides that if the Company takes any actions after Carrols’ distribution of our shares in the Spin-off that result in or cause the distribution to be taxable to Carrols, the Company will be responsible under the Tax Matters Agreement for any resulting taxes imposed on the Company or on Carrols or Carrols Corp. Further, the Tax Matters Agreement provides that the Company will be responsible for 50% of the losses and taxes of Carrols and its affiliates resulting from the Spin-off not attributable to any such action of the Company or an equivalent action by Carrols.

•
Transition Services Agreement. Under the TSA, Carrols and Carrols Corp. agreed to provide certain support services (including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services) to the Company, and the Company agreed to provide certain limited management services (including certain legal services) to Carrols and Carrols Corp. The charge for transition services is intended to allow Carrols to recover its direct and indirect costs incurred in providing those services. The TSA became effective upon consummation of the Spin-off and will continue for a period of three years provided that the Company may extend the term of the TSA by one additional year upon 90 days prior written notice to Carrols or may terminate the TSA with respect to any service provided thereunder at any time upon 90 days prior written notice to Carrols. The Company incurred costs of $3.7 million in 2012 related to the TSA.

8. Long-term Debt
Long term debt at December 30, 2012 and January 1, 2012 consisted of the following:

	December 30, 2012	January 1, 2012
Collateralized:
Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes	$200,000	$200,000
Capital leases	949	1,008
	200,949	201,008
Less: current portion of long-term debt	(60)	(59)
	$200,889	$200,949

Senior Secured Credit Facility. On August 5, 2011 the Company entered into a first lien senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit) which was

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

undrawn at closing. The facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the senior credit facility, and matures on February 5, 2016. On December 30, 2012 and January 1, 2012, there were no outstanding borrowings under the Company’s senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on the Company’s Adjusted Leverage Ratio (with a margin of 2.25% at December 30, 2012), or
2) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on the Company’s Adjusted Leverage Ratio (with a margin of 3.25% at December 30, 2012).
The Company’s obligations under its senior credit facility are guaranteed by all of the Company's material subsidiaries and are secured by a first priority lien on substantially all of the Company’s assets and its material subsidiaries, as guarantors (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

The Company's senior credit facility contains certain covenants, including without limitation, those limiting the Company's and its guarantor subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the senior credit facility).
The Company’s senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of the Company having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of December 30, 2012, the Company was in compliance with the covenants under its senior credit facility. After reserving $9.4 million for letters of credit guaranteed by the senior credit facility, $15.6 million was available for borrowing at December 30, 2012.
Senior Secured Second Lien Notes. On August 5, 2011, the Company issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 (the "Notes") pursuant to an indenture dated as of August 5, 2011 governing such Notes. The proceeds from the issuance of the Notes were used by Carrols to repay amounts outstanding under Carrols LLC's senior credit facility and Carrols Corp.'s 9% senior subordinated notes due 2013, as well as to pay related fees and expenses. The Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15. The Notes are guaranteed by all of the Company’s subsidiaries and are secured by second-priority liens on substantially all of the Company’s and its subsidiaries’ assets (including a pledge of all of the capital stock and equity interests of its material subsidiaries).
The indenture governing the Notes and the security agreement provide that any capital stock and equity interests of any of the Company’s subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the Notes then outstanding. As of December 30, 2012, no subsidiaries had been excluded from the collateral pursuant to these terms.
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
The Notes are jointly and severally guaranteed, unconditionally and in full by all of the Company’s subsidiaries which are directly or indirectly wholly-owned by the Company. Separate condensed consolidating information is not included because the Company is a holding company with all of its operations conducted through the guarantor subsidiaries (all 100% owned). There are no significant restrictions on the ability of the Company or any of the guarantor subsidiaries to obtain funds from its respective subsidiaries. All consolidated amounts in the Company’s financial statements are representative of the combined guarantors.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

The indenture governing the Notes includes certain covenants, including limitations and restrictions on the Company and its subsidiaries who are guarantors under such indenture to incur additional debt, issue preferred stock, pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments, incur liens, sell assets, enter into transactions with affiliates, agree to payment restrictions affecting certain of its subsidiaries and enter into mergers, consolidations or sales of all or substantially all of the Company’s or its subsidiaries’ assets.
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of December 30, 2012 with the restrictive covenants of the indenture governing the Notes.
At December 30, 2012, principal payments required on long-term debt are as follows:

2013	$60
2014	57
2015	48
2016	200,048
2017	53
Thereafter	683
$200,949
The weighted average interest rate on all debt, excluding lease financing obligations, was 8.9% for each of the years ended December 30, 2012 and January 1, 2012 . Interest expense on the Company's long-term debt, excluding lease financing obligations, was $19.9 million, $8.0 million and $0.1 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.
9. Lease Financing Obligations
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
During the second quarter of 2012, the Company exercised its purchase options under the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $6.0 million during the year ended December 30, 2012. The Company also recorded a loss of $0.1 million included in interest expense representing the net amount by which the purchase price of the restaurant properties acquired exceeded the balance of the respective lease financing obligations.
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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

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
At December 30, 2012, payments required on all lease financing obligations were as follows:

2013	$255
2014	258
2015	260
2016	263
2017	266
Thereafter, through 2030	4,485
Total minimum lease payments	5,787
Less: Interest implicit in obligations	(2,758)
Total lease financing obligations	$3,029
The interest rates on lease financing obligations ranged from 8.6% to 8.8% at December 30, 2012. Interest expense associated with lease financing obligations was $4.5 million, $11.3 million and $10.9 million for the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively.
10. Income Taxes
Prior to the Spin-off, the Company’s taxable income has been included in the consolidated U.S. federal income tax return of Carrols and in income tax returns filed by Carrols on a consolidated basis with certain state taxing jurisdictions. Subsequent to the Spin-off, the Company is responsible for filing its own consolidated U.S. federal and state tax returns. Prior to the Spin-off, the Company determined its provision for income taxes on a separate return basis.
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
The Company’s income tax provision was comprised of the following:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Current:
Federal	$4,197	$2,761	$5,095
Foreign	365	286	256
State	757	1,632	1,363
	5,319	4,679	6,714
Deferred (prepaid):
Federal	(1,405)	155	(2,608)
State	230	(324)	(328)
	(1,175)	(169)	(2,936)
Valuation allowance	145	125	(14)
	$4,289	$4,635	$3,764

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of deferred income tax assets and liabilities at December 30, 2012 and January 1, 2012 were as follows:

	December 30, 2012	January 1, 2012
Current deferred income tax assets (liabilities):
Inventory and other reserves	$(173)	$4
Accrued vacation benefits	1,446	1,346
Other accruals	776	426
Current deferred income tax assets	2,049	1,776
Long term deferred income tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	13,126	6,414
Lease financing obligations	258	906
Lease financing obligations - guaranteed by former parent	—	5,752
Property and equipment depreciation	(2,217)	(3,428)
Amortization of other intangibles, net	(3,031)	(2,905)
Occupancy costs	3,104	3,935
Tax credit carryforwards	819	674
Other	1,861	985
Long-term net deferred income tax assets	13,920	12,333
Less: Valuation allowance	(819)	(674)
Total long-term deferred income tax assets	13,101	11,659
Carrying value of net deferred income tax assets	$15,150	$13,435
The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred income tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 30, 2012 and January 1, 2012, the Company had a valuation allowance of $819 and $674 respectively, against net deferred income tax assets due to foreign income tax credit carryforwards where it was determined to be more likely than not that the deferred income tax asset amounts would not be realized. The estimation of future taxable income for federal and state purposes and the Company's ability to realize deferred income tax assets can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

The Company's effective tax rate was 34.2%, 32.7%, and 34.8% for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. A reconciliation of the statutory federal income tax provision to the effective tax provision was as follows:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Statutory federal income tax provision	$4,395	$4,962	$3,782
State income taxes, net of federal benefit	520	850	673
Change in valuation allowance	145	125	(14)
Increase in deferred tax assets at Spin-off	(182)	—	—
Non-deductible expenses	94	67	47
Foreign taxes	365	286	256
Employment tax credits	(202)	(1,321)	(510)
Foreign tax credits	(365)	(229)	(205)
Miscellaneous	(481)	(105)	(265)
	$4,289	$4,635	$3,764

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 30, 2012 and January 1, 2012, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The tax years 2009-2012 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
11. Stockholders' Equity
Prior to the Spin-off, certain of the Company's employees participated in the Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, as amended (the "Carrols Plan"). In conjunction with the Spin-off, the Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. For the period from May 7, 2012 through December 30, 2012, the consolidated statement of operations includes expenses related to the Company's employees' and directors' participation in both the Carrols Plan and the Fiesta Plan. For the period from January 1, 2012 through the Spin-off, and the years ended January 1, 2012 and January 2, 2011, the consolidated statement of operations includes expenses related to the Company's employees' and directors' participation in the Carrols Plan.

Effective as of the completion of the Spin-off, all holders of Carrols non-vested stock on April 26, 2012, the record date of the Spin-off, received one share of Fiesta Restaurant Group non-vested stock for every one share of Carrols non-vested stock held, with terms and conditions substantially similar to the terms and conditions applicable to the Carrols non-vested stock. Future stock compensation expense on all non-vested Carrols or Fiesta stock awards held by Fiesta employees will be recorded by the Company.
On June 8, 2012, the Company’s Chief Executive Officer was granted 165,563 shares of non-vested Fiesta common stock with an aggregate value of $2.0 million. These non-vested shares of Fiesta common stock vest over four years at the rate of 25% per annum beginning on the first anniversary of the date of grant and are subject to the Fiesta Plan.
Additionally, during the year ended December 30, 2012, the Company granted in the aggregate 203,693 non-vested shares to certain employees and directors. In general, these shares vest and become non-forfeitable over vesting periods ranging from three to five years and will be expensed according to the specific vesting period.

Stock-based compensation expense for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 was $2.0 million, $1.7 million and $1.0 million. Included in the year ended December 30, 2012 is $0.4 million of expense related to

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

the accelerated vesting of the non-vested shares of the former Chairman of the Company's board of directors upon his departure from the Company's board of directors in the first quarter of 2012. As of December 30, 2012, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $5.2 million. At December 30, 2012, the remaining weighted average vesting period for non-vested shares was 2.4 years .
Non-vested Shares
A summary of all non-vested shares activity for the year ended December 30, 2012 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Price
Nonvested at January 1, 2012	—	$—
Conversion to non-vested shares upon Spin-off	434,397	11.10
Granted	369,256	14.00
Vested	(20,816)	11.10
Forfeited	(16,641)	11.23
Nonvested at December 30, 2012	766,196	$12.49
The fair value of each non-vested share award was determined based on the closing price of the Company's stock on the date of grant.
12. Business Segment Information
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
The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment and capitalized debt issuance costs associated with the issuance of indebtedness in 2011 discussed in Note 8.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
December 30, 2012:
Restaurant sales	$227,428	$279,923	$—	$507,351
Franchise revenue	1,915	460	—	2,375
Cost of sales	75,388	88,126	—	163,514
Restaurant wages and related expenses	53,624	82,641	—	136,265
Restaurant rent expense	7,838	14,168	—	22,006
Other restaurant operating expenses	27,538	37,281	—	64,819
Advertising expense	5,950	11,097	—	17,047
General and administrative expense	21,358	22,512	—	43,870
Adjusted Segment EBITDA (1)	38,592	25,649
Depreciation and amortization	8,153	10,100	25	18,278
Capital expenditures	17,482	22,355	1,159	40,996
January 1, 2012:
Restaurant sales	$208,115	$265,134	$—	$473,249
Franchise revenue	1,410	309	—	1,719
Cost of sales	69,466	83,245	—	152,711
Restaurant wages and related expenses	49,025	80,058	—	129,083
Restaurant rent expense	6,034	10,896	—	16,930
Other restaurant operating expenses	26,095	35,782	—	61,877
Advertising expense	5,752	10,512	—	16,264
General and administrative expense	18,355	19,104	—	37,459
Adjusted Segment EBITDA (1)	35,567	26,785
Depreciation and amortization	9,121	10,416	—	19,537
Capital expenditures	10,241	12,523	101	22,865
January 2, 2011
Restaurant sales	$186,045	$251,493	$—	$437,538
Franchise revenue	1,248	285	—	1,533
Cost of sales	60,045	75,191	—	135,236
Restaurant wages and related expenses	45,890	76,629	—	122,519
Restaurant rent expense	5,971	10,649	—	16,620
Other restaurant operating expenses	24,165	35,876	—	60,041
Advertising expense	5,158	10,238	—	15,396
General and administrative expense	16,447	16,418	—	32,865
Adjusted Segment EBITDA (1)	30,062	27,334
Depreciation and amortization	9,049	10,026	—	19,075
Capital expenditures	9,981	13,417	—	23,398
Identifiable Assets:
December 30, 2012	$128,593	$167,348	$7,788	$303,729
January 1, 2012	156,093	206,807	7,266	370,166
January 2, 2011	158,627	199,259	—	357,886

(1) Stock-based compensation expense of $2.0 million, $1.7 million, $1.0 million has been excluded from Adjusted Segment EBITDA for the year ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

A reconciliation of Adjusted Segment EBITDA to consolidated net income follows:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Adjusted Segment EBITDA:
Pollo Tropical	$38,592	$35,567	$30,062
Taco Cabana	25,649	26,785	27,334
Less:
Depreciation and amortization	18,278	19,537	19,075
Impairment and other lease charges	7,039	2,744	6,614
Interest expense	24,424	24,041	19,898
Provision for income taxes	4,289	4,635	3,764
Stock-based compensation	2,036	1,708	1,002
Other expense (income)	(92)	146	—
Net income	$8,267	$9,541	$7,043
13. Net Income per Share
 We compute basic earnings per share by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares and are thus considered participating securities, and the impact is included in the computation of basic earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Earnings per common share was computed by dividing undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the pro-rata weighted average shares outstanding during the period.
For 2012, in determining the weighted average number of shares outstanding for basic income per share, the 23.2 million shares distributed from Carrols on May 7, 2012 were assumed to be outstanding for the period from January 2, 2012 through May 6, 2012. The computations of basic and diluted net income per share for 2011 and 2010 are calculated assuming the number of shares of Fiesta common stock outstanding on May 7, 2012 had been outstanding at the beginning of each period presented. The same share amount as basic net income per share is also being used for diluted income per share for periods prior to 2012 as there were no dilutive securities outstanding for any prior period.
The computation of basic and diluted net income per share is as follows:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Basic and diluted net income per share:
Net income	$8,267	$9,541	$7,043
Less: income allocated to participating securities	247	—	—
Net income available to common stockholders	$8,020	$9,541	$7,043
Weighted average common shares outstanding	22,890,018	23,161,822	23,161,822
Basic and diluted net income per share	$0.35	$0.41	$0.30
14. Commitments and Contingencies
The Company is a party to various litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

15. Retirement Plans
Fiesta offers the Company's salaried employees the option to participate in the Fiesta Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Fiesta may elect to contribute to the Retirement Plan on an annual basis. Fiesta's contribution, if any, is equal to 50% of the employee's contribution to a maximum Fiesta contribution of $0.5 per participating employee annually for any plan year that Fiesta participates in an employee match. Under the Retirement Plan, Fiesta contributions begin to vest after 1 year and fully vest after 5 years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions made by Fiesta to the Retirement Plan for the Company's employees were $157 for the year ended December 30, 2012.
Fiesta also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 30, 2012 and January 2, 2011, a total of $812 and $710, respectively, was deferred by the Company's employees under the Retirement Plan, including accrued interest.
Prior to fiscal 2012, Fiesta employees participated in the Carrols Corporation Retirement Savings Plan (the "Carrols Retirement Plan"), which had provisions similar to the Fiesta Corporation Retirement Savings Plan. Contributions made by Carrols were $147 and $127 for the years ended January 1, 2012 and January 2, 2011, respectively.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In thousands of dollars)

16. Selected Quarterly Financial and Earnings Data (Unaudited)

	Year Ended December 30, 2012
	First Quarter			Second Quarter		Third Quarter	Fourth Quarter
Revenue	$126,142			$128,833		$128,173	$126,578
Income from operations	4,622	(1)	(2)	12,850	(2)	10,911	8,597
Net income (loss)	(1,865)			3,921		3,649	2,562
Basic and diluted net income (loss) per share	$(0.08)			$0.17		$0.16	$0.11

	Year Ended January 1, 2012
	First Quarter			Second Quarter		Third Quarter	Fourth Quarter
Revenue	$115,616			$121,249		$121,157	$116,946
Income from operations	10,735	(3)		10,234	(3)	10,482	6,766	(4)
Net income (loss)	3,614			3,635		2,422	(130)
Basic and diluted net income (loss) per share	$0.16			$0.16		$0.10	$(0.01)

(1) The Company recorded impairment and other lease charges of $6.9 million in the first quarter of 2012 (see Note 4).
(2) Costs related to the Spin-off of $0.6 million and $0.1 million are included in the first and second quarters of 2012, respectively.
(3) The Company recorded impairment and other lease charges of $0.3 million in the first quarter of 2011 and $0.8 million in the second quarter of 2011 (See Note 4).
(4) The fourth quarter of 2011 includes expenses of $0.6 million for the Spin-off and related costs.

FIESTA RESTAURANT GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011
(In thousands of dollars, except per share amounts)

	Column B	Column C		Column D	Column E
	Balance at	Charged to	Charged to		Balance
	beginning	costs and	other		at end of
Description	of period	expenses	accounts	Deduction	period
Year Ended December 30, 2012:
Deferred income tax valuation allowance	$674	145	—	—	819
Year Ended January 1, 2012:
Deferred income tax valuation allowance	549	125	—	—	674
Year Ended January 2, 2011:
Deferred income tax valuation allowance	563	(14)	—	—	549

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of February 2013.

FIESTA RESTAURANT GROUP, INC.

Date:	February 28, 2013	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JACK A. SMITH	Director and Chairman of the Board of Directors	February 28, 2013
Jack A. Smith
/s/ TIMOTHY P. TAFT	Chief Executive Officer, President and Director	February 28, 2013
Timothy P. Taft
/s/ LYNN S. SCHWEINFURTH	Vice President-Chief Financial Officer and Treasurer	February 28, 2013
Lynn S. Schweinfurth
/s/ ANGELA J. NEWELL	Vice President- Corporate Controller	February 28, 2013
Angela J. Newell
/s/ BRIAN P. FRIEDMAN	Director	February 28, 2013
Brian P. Friedman
/s/ NICHOLAS DARAVIRAS	Director	February 28, 2013
Nicholas Daraviras
/s/ STACEY RAUCH	Director	February 28, 2013
Stacey Rauch
/s/ BARRY J. ALPERIN	Director	February 28, 2013
Barry J. Alperin
/s/ STEPHEN P. ELKER	Director	February 28, 2013
Stephen P. Elker