Form 10-Q
period 2013-03-31
Fiesta Restaurant Group, Inc.
filed 2013-05-07
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2013, Fiesta Restaurant Group, Inc. had 23,638,746 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2013

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(unaudited)

	March 31, 2013	December 30, 2012
ASSETS
Current assets:
Cash	$6,454	$15,533
Trade receivables	7,306	5,935
Inventories	2,341	2,750
Prepaid rent	2,219	2,094
Prepaid expenses and other current assets	3,155	2,596
Deferred income taxes	2,171	2,049
Total current assets	23,646	30,957
Property and equipment, net	130,936	126,516
Goodwill	123,484	123,484
Intangible assets, net	182	202
Deferred income taxes	12,919	13,101
Deferred financing costs, net	5,306	5,690
Other assets	3,566	3,779
Total assets	$300,039	$303,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$58	$60
Accounts payable	8,969	10,411
Accrued interest	2,222	6,761
Accrued income taxes	1,833	287
Accrued payroll, related taxes and benefits	11,544	14,719
Accrued real estate taxes	2,003	3,366
Other liabilities	6,491	5,674
Total current liabilities	33,120	41,278
Long-term debt, net of current portion	200,875	200,889
Lease financing obligations (Note 5)	3,031	3,029
Deferred income—sale-leaseback of real estate	35,457	36,096
Other liabilities (Note 3)	11,827	11,933
Total liabilities	284,310	293,225
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares; issued 23,638,746 and 23,514,437 shares, respectively, and outstanding 22,894,633 and 22,748,241 shares, respectively	229	227
Additional paid-in capital	10,678	10,254
Retained earnings	4,822	23
Total stockholders' equity	15,729	10,504
Total liabilities and stockholders' equity	$300,039	$303,729

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 AND APRIL 1, 2012
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenues:
Restaurant sales	$133,090	$125,566
Franchise royalty revenues and fees	534	576
Total revenues	133,624	126,142
Costs and expenses:
Cost of sales	42,411	40,784
Restaurant wages and related expenses (including stock-based compensation expense of $1 and $4, respectively)	35,116	33,825
Restaurant rent expense	6,435	3,915
Other restaurant operating expenses	16,164	15,829
Advertising expense	4,549	4,292
General and administrative (including stock-based compensation expense of $425 and $1,046, respectively)	12,211	11,016
Depreciation and amortization	4,810	4,840
Pre-opening costs	831	119
Impairment and other lease charges (Note 2)	95	6,900
Other income	(497)	—
Total operating expenses	122,125	121,520
Income from operations	11,499	4,622
Interest expense	5,007	7,969
Income (loss) before income taxes	6,492	(3,347)
Provision for (benefit from) income taxes (Note 6)	1,693	(1,482)
Net income (loss)	$4,799	$(1,865)
Basic and diluted net income (loss) per share	$0.20	$(0.08)
Basic and diluted weighted average common shares outstanding (Note 9)	22,868,894	23,161,822

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2013
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders'
	Stock Shares	Stock	Capital	Earnings	Equity
Balance at December 30, 2012	22,748,241	$227	$10,254	$23	$10,504
Stock-based compensation	—	—	426	—	426
Vesting of non-vested shares	146,392	2	(2)	—	—
Net income	—	—	—	4,799	4,799
Balance at March 31, 2013	22,894,633	$229	$10,678	$4,822	$15,729

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND APRIL 1, 2012
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income (loss)	$4,799	$(1,865)
Adjustments to reconcile net income to net cash used in operating activities:
Loss (gain) on disposals of property and equipment	(421)	60
Stock-based compensation	426	871
Impairment and other lease charges	95	6,900
Depreciation and amortization	4,810	4,840
Amortization of deferred financing costs	398	385
Amortization of deferred gains from sale-leaseback transactions	(863)	(70)
Accretion of interest on lease financing obligations	2	213
Deferred income taxes	60	(2,081)
Changes in other operating assets and liabilities:	(9,982)	(9,875)
Net cash used in operating activities	(676)	(622)
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(7,834)	(5,365)
Restaurant remodeling	(918)	(1,273)
Other restaurant capital expenditures	(1,362)	(1,692)
Corporate and restaurant information systems	(1,238)	(213)
Total capital expenditures	(11,352)	(8,543)
Properties purchased for sale-leaseback	(1,277)	(2,082)
Proceeds from sale-leaseback transactions	2,523	—
Proceeds from sales of other properties	1,734	—
Net cash used in investing activities	(8,372)	(10,625)
Cash flows from financing activities:
Payments to Carrols Restaurant Group, Inc., net	—	(181)
Capital contribution from Carrols Restaurant Group, Inc.	—	2,500
Principal payments on capital leases	(16)	(15)
Other	(15)	—
Net cash (used in) provided by financing activities	(31)	2,304
Net decrease in cash	(9,079)	(8,943)
Cash, beginning of period	15,533	13,670
Cash, end of period	$6,454	$4,727
Supplemental disclosures:
Interest paid on long-term debt	$9,161	$9,407
Interest paid on lease financing obligations	$64	$2,754
Accruals for capital expenditures	$1,107	$475
Income tax payments, net	$91	$—

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At March 31, 2013, Fiesta operated 93 Pollo Tropical® restaurants, of which 90 were located in Florida, two were located in Georgia and one was located in Tennessee, and franchised a total of 36 Pollo Tropical restaurants, including 20 in Puerto Rico, two in Ecuador, two in Honduras, one in the Bahamas, one in Trinidad & Tobago, three in Venezuela, two in Costa Rica, one in Panama and four on college campuses in Florida. At March 31, 2013, the Company also owned and operated 162 Taco Cabana® restaurants located primarily in Texas and franchised a total of eight Taco Cabana restaurants, including four in New Mexico, three in Texas and one in Georgia.
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
In connection with the Spin-off, Fiesta and Carrols entered into several agreements that govern Carrols' post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement and Transition Services Agreement ("TSA"). See Note 4—Former Related Party Transactions.
Basis of Consolidation. The unaudited consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. The consolidated financial statements have been prepared as if the Company was in existence for all periods presented.
Through the date of the Spin-off, these unaudited consolidated financial statements have been prepared on a stand-alone basis from the separate records maintained by Carrols and may not necessarily be indicative of the results of operations or cash flows that would have resulted had allocations and other related-party transactions been consummated with unrelated parties or had the Company been an independent, publicly traded company during all of the periods presented. The unaudited interim consolidated financial statements reflect the historical financial position, results of operations and cash flows of Fiesta as it has historically operated, in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"). All intercompany transactions have been eliminated in consolidation.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2012 contained 52 weeks. The three months ended March 31, 2013 and April 1, 2012 each contained thirteen weeks.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2013 and April 1, 2012 have been prepared without an audit pursuant to the rules and regulations of the SEC and do not include certain information and the footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2013 and April 1, 2012 are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2012 included in the Company's 2012 Annual Report on Form 10-K. The December 30, 2012 balance sheet data is derived from those audited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Allocations. Through the date of the consummation of the Spin-off, Carrols provided administrative support to the Company for executive management, information systems and certain accounting, legal and other administrative functions. The cost of these services were allocated to the Company based primarily on a pro-rata share of either the Company’s revenues, number of restaurants or number of employees. The allocations may not reflect the expenses the Company would have incurred as an independent, publicly traded company for the periods presented. Following the Spin-off, certain of these functions continue to be provided by Carrols under the TSA, and the Company is performing certain functions using its own resources or purchased services from third parties. Refer to Note 4—Former Related Party Transactions for further discussion related to agreements entered into effective as of the Spin-off.
Management believes that its allocations are reasonable and based on a systematic and rational method; however, they are not necessarily indicative of the actual financial results of the Company, including such expenses that would have been incurred by the Company had it been operating as a separate, stand-alone entity for the periods presented. As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is presented for the historical periods presented in the consolidated financial statements. Consequently, the financial information herein may not reflect the financial position, results of operations and cash flows of the Company in the future or if the Company had been an independent stand-alone entity during all periods presented. In our opinion, the consolidated financial statements include all adjustments necessary for a fair presentation of its results of operations.
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

•
Senior Secured Second Lien Notes. The fair value of outstanding senior secured second lien notes, which was approximately $217.0 million at March 31, 2013, is based on recent trading values, which are considered Level 1. The senior secured second lien notes are recorded in Long-term debt, net of current portion and had a carrying value of $200.0 million at March 31, 2013.

See Note 2 for discussion of the fair value measurement of non-financial assets.
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
Reclassifications. Certain amounts have been reclassified from Restaurant rent expense, Advertising expense and General and administrative expense to Pre-opening costs in order to conform to the current year presentation.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. For those restaurants reviewed for impairment where the Company owns the land and building, the Company also utilized third-party information such as a broker market price opinion to determine the fair value of the property. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy.
Impairment on long-lived assets for the Company’s segments and other lease charges recorded were as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Pollo Tropical	$39	$5,879
Taco Cabana	56	1,021
	$95	$6,900
During the three months ended March 31, 2013, the Company recorded other lease charges of $0.1 million related to previously closed locations.
During the three months ended April 1, 2012, the Company recorded other lease charges, net of recoveries, of $1.8 million and impairment charges of $4.1 million associated with the closure of the Company’s five Pollo Tropical restaurants in New Jersey in the first quarter of 2012. The Company also recorded an impairment charge of $1.0 million related to two Taco Cabana restaurants during the three months ended April 1, 2012.
3. Other Liabilities, Long-Term
Other liabilities, long-term, consisted of the following:

	March 31, 2013	December 30, 2012
Accrued occupancy costs	$8,737	$8,493
Accrued workers’ compensation and general liability claims	1,045	1,270
Deferred compensation	674	812
Other	1,371	1,358
	$11,827	$11,933
Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.4 million and $1.7 million are included in long-term accrued occupancy costs above at March 31, 2013 and December 30, 2012, respectively, with the remainder in other current liabilities:

	Three Months Ended March 31, 2013	Year Ended December 30, 2012
Balance, beginning of period	$2,432	$2,246
Provisions for restaurant closures	—	1,796
Accruals (recoveries) for additional lease charges	87	(377)
Payments, net	(324)	(1,496)
Other adjustments	8	263
Balance, end of period	$2,203	$2,432

4. Former Related Party Transactions
Effective upon the completion of the Spin-off, Fiesta Restaurant Group ceased to be a related party of Carrols.
Prior to the date of the Spin-off, the Company's expenses included allocations from Carrols of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting,

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

internal audit and human resources and certain other administrative functions. The Company's allocated administrative expenses from Carrols were $3.2 million for the three months ended April 1, 2012.
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
In the first quarter of 2012, Carrols made a capital contribution in cash to the Company of $2.5 million and a non-cash capital contribution of $0.9 million in stock compensation expense applicable to equity awards in Carrols' common stock. The capital contribution in cash was a portion of the excess cash proceeds from debt financings completed in August 2011.
As of March 31, 2013 and December 30, 2012, the Company owed $1.4 million and $2.7 million, respectively, to Carrols, which is included in accounts payable in the accompanying consolidated balance sheets.
All intercompany transactions between the Company and Carrols prior to the Spin-off were included in the Company's historical financial statements and are considered to be effectively settled at the time of the Spin-off.
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

•
Transition Services Agreement. Under the TSA, Carrols and Carrols Corp. agreed to provide certain support services (including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services) to the Company, and the Company agreed to provide certain limited management services (including certain legal services) to Carrols and Carrols Corp. The charge for transition services is intended to allow Carrols to recover its direct and indirect costs incurred in providing those services. The TSA became effective upon consummation of the Spin-off and will continue for a period of three years provided that the Company may extend the term of the TSA by one additional year upon 90 days prior written notice to Carrols or may terminate the TSA with respect to any service provided thereunder at any time upon 90 days prior written notice to Carrols. During the three months ended March 31, 2013, the Company incurred costs of $1.3 million related to the TSA.

5. Lease Financing Obligations
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

During the second quarter of 2012, the Company exercised its purchase options under the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $6.0 million in the second quarter of 2012. Subsequently, four of the five properties have been sold in qualifying sale-leaseback transactions.
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
At the time of the Spin-off, these sale-leaseback transactions qualified for sale-leaseback accounting (and the treatment of such related leases as operating leases) due to the cure or elimination of the provisions that previously precluded sale-leaseback accounting in the Company's financial statements. As a result of the qualification for sale-leaseback accounting during the second quarter of 2012, the Company removed the associated lease financing obligations, property and equipment, and deferred financing costs from its balance sheet, and recognized deferred gains on sale-leaseback transactions related to the qualification of $32.1 million that is being amortized as a reduction of rent expense over the individual remaining lease terms. This resulted in a decrease in lease financing obligations of $114.2 million, a decrease in assets under lease financing obligations of $80.4 million, and a decrease of $1.6 million in deferred financing fees.
The interest rates on the remaining lease financing obligations ranged from 8.6% to 8.8% at March 31, 2013. Interest expense associated with lease financing obligations for the three months ended March 31, 2013 and April 1, 2012 was $0.1 million and $3.0 million, respectively.
6. Income Taxes
Prior to the Spin-off, the Company’s taxable income was included in the consolidated U.S. federal income tax return of Carrols and in income tax returns filed by Carrols on a consolidated basis with certain state taxing jurisdictions. Subsequent to the Spin-off, the Company is responsible for filing its own consolidated U.S. federal and state tax returns. Prior to the Spin-off, the Company determined its provision for income taxes on a separate return basis.
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
The Company’s income tax provision (benefit) was comprised of the following for the three months ended March 31, 2013 and April 1, 2012:

	Three Months Ended
	March 31, 2013	April 1, 2012
Current	$1,633	$599
Deferred	60	(2,081)
	$1,693	$(1,482)
The American Taxpayer Relief Act of 2013 (the "Act") was signed into law on January 2, 2013. The Act included a provision to retroactively restore several expired business tax provisions, including the Work Opportunity Tax Credit, as of January 1, 2012, with a new expiration date of December 31, 2013.  Because a change in tax law is accounted for in the period of enactment, and the Act was enacted after Fiesta's fiscal year-end, the retroactive effect of renewing the Work Opportunity Tax Credit is recorded as a discrete item in the first quarter of 2013.
The provision for income taxes for the three months ended March 31, 2013 was derived using an estimated effective annual income tax rate for 2013 of 35.8%, which excludes any discrete tax adjustments. The discrete tax adjustment for the retroactive effect of renewing the Work Opportunity Tax Credit decreased the provision for income taxes by $0.6 million in the three months ended March 31, 2013.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The provision for income taxes for the three months ended April 1, 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.6%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $56,000 for the three months ended April 1, 2012.

7. Stock-Based Compensation
Prior to the Spin-off, certain of the Company's employees participated in the Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, as amended (the "Carrols Plan"). In conjunction with the Spin-off, the Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. For the three months ended March 31, 2013, the consolidated statements of operations include expenses related to the Company's employees' and directors' participation in both the Carrols Plan and the Fiesta Plan. For the three months ended April 1, 2012, the consolidated statement of operations includes expenses related to the Company's employees' and directors' participation in the Carrols Plan.
Effective as of the completion of the Spin-off, all holders of Carrols unvested restricted stock (awarded under the Carols Plan) on April 26, 2012, the record date of the Spin-off, received one share of Fiesta Restaurant Group unvested restricted stock for every one share of Carrols unvested restricted stock held, with terms and conditions substantially similar to the terms and conditions applicable to the Carrols unvested restricted stock. Future stock compensation expense on all unvested restricted Carrols and Fiesta stock awards held by Fiesta employees will be recorded by the Company.
During the three months ended March 31, 2013, the Company granted in the aggregate 152,703 non-vested restricted shares under the Fiesta Plan to certain employees. These shares vest and become non-forfeitable over a four year vesting period and will be expensed according to the vesting period. The weighted average fair value at the grant date for restricted non-vested shares issued during the three months ended March 31, 2013 was $20.54.
Stock-based compensation expense for the three months ended March 31, 2013 was $0.4 million. Stock-based compensation expense for the three months ended April 1, 2012 was $1.1 million, which included $0.4 million of expense related to the accelerated vesting of the unvested shares of the former Chairman of the Company's board of directors upon his departure from the Company's board of directors in the first quarter of 2012. As of March 31, 2013, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $7.6 million. At March 31, 2013, the remaining weighted average vesting period for non-vested shares was 2.8 years.

 Non-vested Shares
 A summary of all non-vested restricted share activity for the three months ended March 31, 2013 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Price
Nonvested at December 30, 2012	766,196	$12.49
Granted	152,703	20.54
Vested	(146,392)	11.10
Forfeited	(28,394)	12.89
Nonvested at March 31, 2013	744,113	$14.40

The fair value of the non-vested shares is based on the closing price on the date of grant.

8. Business Segment Information
The Company is engaged in the fast-casual restaurant industry, with two restaurant concepts (each of which is an operating segment): Pollo Tropical and Taco Cabana. Pollo Tropical is a fast-casual restaurant brand offering a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, fresh and authentic Mexican food.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The accounting policies of each segment are the same as those described in the summary of significant accounting policies discussed in Note 1. The Company reports more than one measure of segment profit or loss to the chief operating decision maker for the purposes of allocating resources to the segments and assessing their performance. Prior to January 2013, the primary measure of segment profit or loss used to assess performance and allocate resources was Adjusted EBITDA, a non-GAAP financial measure. Beginning in January 2013, the primary measures of segment profit or loss used to assess performance and allocate resources are income before taxes and Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt. Although the chief operating decision maker continues to use Adjusted EBITDA as a measure of segment profitability, in accordance with Accounting Standards Codification 280, Segment Reporting, the following table includes segment income before taxes, which is the measure of segment profit or loss determined in accordance with the measurement principles that are most consistent with the principles used in measuring the corresponding amounts in the consolidated financial statements. The Company has included the presentation of income before tax for all periods presented.
The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment and capitalized costs associated with the issuance of indebtedness.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
March 31, 2013:
Restaurant sales	$61,869	$71,221	$—	$133,090
Franchise revenue	413	121	—	534
Cost of sales	20,493	21,918	—	42,411
Restaurant wages and related expenses (1)	14,317	20,799	—	35,116
Restaurant rent expense	2,357	4,078	—	6,435
Other restaurant operating expenses	7,203	8,961	—	16,164
Advertising expense	1,574	2,975	—	4,549
General and administrative expense (2)	6,234	5,977	—	12,211
Depreciation and amortization	2,099	2,711	—	4,810
Pre-opening costs	493	338	—	831
Impairment and other lease charges	39	56	—	95
Interest expense	2,252	2,755	—	5,007
Income before taxes	5,718	774	—	6,492
Capital expenditures	5,347	4,948	1,057	11,352
April 1, 2012:
Restaurant sales	$57,333	$68,233	$—	$125,566
Franchise revenue	501	75	—	576
Cost of sales	19,168	21,616	—	40,784
Restaurant wages and related expenses (1)	13,292	20,533	—	33,825
Restaurant rent expense	1,149	2,766	—	3,915
Other restaurant operating expenses	6,973	8,856	—	15,829
Advertising expense	1,257	3,035	—	4,292
General and administrative expense (2)	5,148	5,868	—	11,016
Depreciation and amortization	2,223	2,617	—	4,840
Pre-opening costs	117	2	—	119
Impairment and other lease charges	5,879	1,021	—	6,900
Interest expense	3,286	4,683	—	7,969
Income (loss) before taxes	(658)	(2,689)	—	(3,347)
Capital expenditures	4,550	3,900	93	8,543
Identifiable Assets:
March 31, 2013:	$130,673	$161,122	$8,244	$300,039
December 30, 2012	128,593	167,348	7,788	303,729
(1) Includes stock-based compensation expense of $1 and $4 for the three months ended March 31, 2013 and April 1, 2012, respectively.
(2) Includes stock-based compensation expense of $425 and $1,046 for the three months ended March 31, 2013 and April 1, 2012, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

9. Net Income (Loss) per Share
 We compute basic net income (loss) per share by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares and are thus considered participating securities. The impact of the participating securities is included in the computation of basic net income (loss) per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Net income (loss) per common share was computed by dividing undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the pro-rata weighted average shares outstanding during the period.
For the three months ended April 1, 2012, in determining the weighted average number of shares outstanding for basic net income (loss) per share, the 23.2 million shares distributed from Carrols on May 7, 2012 were assumed to be outstanding for the period from January 2, 2012 through April 1, 2012.
The computation of basic and diluted net income (loss) per share for the three months ended March 31, 2013 and April 1, 2012 is as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Basic and diluted net income (loss) per share:
Net income	$4,799	$(1,865)
Less: income allocated to participating securities	(157)	—
Net income available to common stockholders	$4,642	$(1,865)
Basic and diluted weighted average common shares outstanding	22,868,894	23,161,822
Basic and diluted net income (loss) per share	$0.20	$(0.08)

10. Commitments and Contingencies
The Company is a party to various litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we refer to Fiesta Restaurant Group, Inc. as “Fiesta Restaurant Group” or "Fiesta" and, together with its consolidated subsidiaries, as “we,” “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols Restaurant Group” refers to Carrols Restaurant Group, Inc., a Delaware corporation and our former indirect parent company, and its consolidated subsidiaries (other than Fiesta Restaurant Group and its subsidiaries after the distribution date), unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to Carrols Corporation, a Delaware corporation and our former direct parent company prior to the spin-off, and its consolidated subsidiaries (other than Fiesta Restaurant Group and its subsidiaries after the distribution date), unless otherwise indicated or the context otherwise requires. Any reference to “Carrols LLC” refers to Carrols’ direct subsidiary, Carrols LLC, a Delaware limited liability company, unless otherwise indicated or the context otherwise requires.
The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Unaudited Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report.
On May 7, 2012 (the "distribution date"), Carrols Restaurant Group completed the spin-off of Fiesta into an independent public company, through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols (the "Spin-off"). As a result of the Spin-off, we are now an independent public company and our common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2012 contained 52 weeks, and the three months ended March 31, 2013 and April 1, 2012 each contained thirteen weeks.

Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 25 years and 35 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, fresh and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of March 31, 2013, our company-owned restaurants included 93 Pollo Tropical restaurants and 162 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of March 31, 2013, we had 36 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Costa Rica, Panama and on college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Trinidad & Tobago, Aruba, Curacao, Bonaire, Guatemala and India. While we are currently not actively franchising our Taco Cabana restaurants, we had eight Taco Cabana franchised restaurants as of March 31, 2013, located in Texas, New Mexico and Georgia.

Recent and Future Events Affecting our Results of Operations
Spin-off of Fiesta Restaurant Group, Inc.
On May 7, 2012, Carrols Restaurant Group completed the Spin-off of Fiesta in the form of a pro rata dividend of all of our issued and outstanding common stock to Carrols Restaurant Group's stockholders whereby each holder of Carrols Restaurant Group common stock of record on April 26, 2012 received one share of our common stock for every one share of Carrols Restaurant Group common stock held.
In connection with the Spin-off, on April 24, 2012, Carrols Restaurant Group and Carrols entered into several agreements with us that govern the transition and Carrols Restaurant Group's post Spin-off relationship with us, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement (the "TSA").
During the three months ended March 31, 2013, we incurred costs of $1.3 million related to the TSA, which became effective on May 7, 2012.

Lease Financing Obligations
For certain of our sale-leaseback transactions, Carrols Restaurant Group has guaranteed the lease payments on an unsecured basis or is the primary lessee on the leases. Prior to the Spin-off, ASC 840-40 “Sale-Leaseback Transactions” required us to classify these leases as lease financing transactions because the guarantee from a related party constituted continuing involvement and caused the sale to not qualify for sale-leaseback accounting. Under the financing method, the assets remain on our consolidated balance sheet and continue to be depreciated, and the net proceeds received by us from these transactions are recorded as a lease financing liability. Payments under these leases were applied as payments of imputed interest and deemed principal on the underlying financing obligations rather than as rent expense.
Such leases qualified for sale-leaseback accounting upon the Spin-off due to the cure or elimination of certain provisions that previously precluded sale-leaseback accounting (and the treatment of such leases as operating leases) in our consolidated financial statements, primarily the guarantees from Carrols Restaurant Group. As a result of the qualification for sale-leaseback accounting during the second quarter of 2012 due to the Spin-off, such leases were treated as operating leases and we removed the associated lease financing obligations, property and equipment, and deferred financing costs from our balance sheet, and recognized deferred gains on sale-leaseback transactions related to the qualification of $32.1 million that is being amortized as a reduction of rent expense over the individual remaining lease terms. This resulted in a decrease in lease financing obligations of $114.2 million, a decrease in assets under lease financing obligations of $80.4 million, and a decrease of $1.6 million in deferred financing fees.
Additionally in the second quarter of 2012, we exercised purchase options associated with the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, we reduced our lease financing obligations by $6.0 million during the second quarter of 2012. Subsequently, four of the five properties have been sold in qualifying sale-leaseback transactions.
As a result of the qualification of these leases discussed above and purchase of the five properties mentioned above, restaurant rent expense was $1.9 million higher, depreciation expense was $0.5 million lower and interest expense was $2.7 million lower in the first quarter of 2013 compared to the first quarter of 2012.
Executive Summary-Consolidated Operating Performance for the Three Months Ended March 31, 2013
Our first quarter 2013 results and highlights include the following:

•Net income increased $6.7 million to $4.8 million in the first quarter of 2013, or $0.20 per diluted share, compared to a net loss of $1.9 million, or $0.08 per diluted share, primarily due to impairment and other lease charges recognized in the first quarter of 2012 related to the closure of five Pollo Tropical restaurants in New Jersey and the net positive impact of the qualification for sale treatment of sale-leaseback transactions upon the consummation of the Spin-off, as well as the net impact of the growth in revenues discussed below.

•Total revenues increased 5.9% in the first quarter of 2013 to $133.6 million from $126.1 million in the first quarter of 2012, driven primarily by an increase in comparable restaurant sales of 3.8% for our Pollo Tropical restaurants and 2.0% for our Taco Cabana restaurants. The growth in comparable restaurant sales resulted primarily from an increase in average check of 2.6% at both Pollo Tropical and Taco Cabana.

•During the first quarter of 2013, we opened two new Pollo Tropical restaurants and two new Taco Cabana restaurants. During the first quarter of 2012, we closed the five Pollo Tropical restaurants in New Jersey, as previously noted, and one Taco Cabana restaurant.

•Adjusted EBITDA decreased in the first quarter of 2013 compared to the first quarter of 2012, primarily due to the negative impact to rent expense of the qualification for sale-leaseback accounting upon the Spin-off and increased general and administrative expenses as a result of the Spin-off, partially offset by the net impact of the increase in revenues previously noted. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income (loss), see the heading entitled "Management's Use of Non-GAAP Financial Measures".

Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended April 1, 2012
The following table sets forth, for the three months ended March 31, 2013 and April 1, 2012, selected consolidated operating results as a percentage of consolidated restaurant sales:

	Three Months Ended
	March 31, 2013	April 1, 2012
Restaurant sales:
Pollo Tropical	46.5%	45.7%
Taco Cabana	53.5%	54.3%
Consolidated restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	31.9%	32.5%
Restaurant wages and related expenses	26.4%	26.9%
Restaurant rent expense	4.8%	3.1%
Other restaurant operating expenses	12.1%	12.6%
Advertising expense	3.4%	3.4%
Pre-opening costs	0.6%	0.1%
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants:

	Pollo Tropical			Taco Cabana
	Owned	Franchise	Total	Owned	Franchise	Total

December 30, 2012	91	35	126	160	8	168
New	2	1	3	2	—	2
Closed	—	—	—	—	—	—
March 31, 2013	93	36	129	162	8	170

January 1, 2012	91	31	122	158	5	163
New	—	2	2	—	—	—
Closed	(5)	—	(5)	(1)	—	(1)
April 1, 2012	86	33	119	157	5	162
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

Total revenues increased 5.9% to $133.6 million in the first quarter of 2013 from $126.1 million in the first quarter of 2012. Restaurant sales increased 6.0% to $133.1 million in the first quarter of 2013 from $125.6 million in the first quarter of 2012. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana:

(in millions)	First Quarter 2013 vs. 2012
Pollo Tropical:
Increase in comparable restaurant sales	$2.1
Impact of new stores, net of closed stores	2.7
Other	(0.3)
Total increase	$4.5

Taco Cabana:
Increase in comparable restaurant sales	$1.3
Impact of new stores, net of closed stores	1.8
Other	(0.1)
Total increase	$3.0
The increase in comparable restaurant sales for Pollo Tropical in the first quarter of 2013 versus 2012 represents an increase of 3.8%. The increase in comparable restaurant sales for Taco Cabana in 2013 as compared to 2012 represents an increase of 2.0%. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases in comparable restaurant sales result from an increase in guest traffic and an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 2.3% in 2013 as compared to 2012. For Taco Cabana, menu price increases drove an increase in restaurant sales of 2.5% in 2013 as compared to 2012.
Franchise revenues decreased to $0.5 million in the first quarter of 2013 from $0.6 million in the first quarter of 2012.
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
Pre-opening costs include costs incurred prior to opening a restaurant, including restaurant employee wages and related expenses, travel expenditures, recruiting, training, promotional costs associated with the restaurant opening and rent, including any non-cash rent expense recognized during the construction period. Pre-opening costs are generally incurred beginning four to six months prior to a restaurant opening.

The following table presents the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana. All percentages are stated as a percentage of applicable segment restaurant sales.

First Quarter 2013 vs. 2012
Pollo Tropical:
Cost of sales:
Higher commodity costs	0.6%
Menu price increases	(0.8)%
Favorable sales mix	(0.1)%
Net decrease in cost of sales as a percentage of restaurant sales	(0.3)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.2)%
Higher workers' compensation claim costs	0.6%
Lower medical and other benefit costs	(0.4)%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of	(0.1)%
restaurant sales

Other operating expenses:
Lower utility costs	(0.3)%
Lower repairs and maintenance costs	(0.3)%
Net decrease in other restaurant operating expenses as a percentage of	(0.6)%
restaurant sales

Advertising expense:
Timing of promotions	0.3%
Net increase in advertising expense as a percentage of restaurant sales	0.3%

Pre-opening expense:
Number of restaurants opened	0.6%
Net increase in pre-opening expense	0.6%

First Quarter 2013 vs. 2012
Taco Cabana:
Cost of sales:
Higher commodity costs	0.3%
Menu price increases	(0.8)%
Favorable sales mix	(0.1)%
Other	(0.3)%
Net decrease in cost of sales as a percentage of restaurant sales	(0.9)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.5)%
Lower medical and other benefit costs	(0.3)%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of	(0.9)%
restaurant sales

Other operating expenses:
Lower repairs and maintenance costs	(0.5)%
Other	0.1%
Net decrease in other restaurant operating expenses as a percentage of	(0.4)%
restaurant sales

Advertising expense:
Timing of promotions	(0.2)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.2)%

Pre-opening expense:
Number of restaurants opened	0.5%
Net increase in pre-opening expense	0.5%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.8% in the first quarter of 2013 from 3.1% in the first quarter of 2012 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which increased rent expense in the first quarter of 2013 by $1.9 million compared to the first quarter of 2012. This was partially offset by the effect of higher restaurant sales volumes at both Pollo Tropical and Taco Cabana on fixed rental costs.
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
General and administrative expenses increased to $12.2 million in the first quarter of 2013 from $11.0 million in the first quarter of 2012 and, as a percentage of total revenues, increased to 9.1% compared to 8.7% in the first quarter of 2012. The increase is due primarily to Fiesta management additions and related costs. In addition, general and administrative expenses in the first quarter of 2013 includes $0.4 million of expenses associated with the underwritten secondary public equity offering completed in March 2013. General and administrative expenses in the first quarter of 2012 includes stock-based compensation expense and other costs of $1.1 million related to the conversion of Carrols Restaurant Group outstanding stock options into either shares of Carrols Restaurant Group common stock or restricted stock in connection with the Spin-off and the acceleration of vesting of restricted stock awards of our former Chairman upon his departure from our board of directors.

Adjusted EBITDA. Adjusted EBITDA, which is one of the measures of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income (loss), see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for our Pollo Tropical restaurants decreased to $9.8 million in the first quarter of 2013 from $11.2 million in the first quarter of 2012 due primarily to an increase in rent expense and increase in general and administrative expense, partially offset by the net impact of the increase in revenues. Adjusted EBITDA for our Taco Cabana restaurants increased to $6.5 million in the first quarter of 2013 from $6.2 million in the first quarter of 2012 primarily due to the net impact of the increase in revenues and improvement in operating expense margins, partially offset by the increase in rent expense and increase in general and administrative expense. Adjusted EBITDA for our Pollo Tropical and Taco Cabana restaurants was negatively impacted by an increase in rent expense of $0.7 million and $1.2 million, respectively, in the first quarter of 2013 compared to the first quarter of 2012 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above.
Depreciation and Amortization. Depreciation and amortization expense was $4.8 million in both the first quarter of 2013 and the first quarter of 2012. The qualification for sale treatment of the sale-leaseback transactions discussed above decreased depreciation expense by $0.5 million in the first quarter of 2013. This decrease was offset by increased depreciation due to new restaurant openings.
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
Other Income. Other income of ($0.5) million in the first quarter of 2013 consists of the gain on sale of a previously closed location.
Interest Expense. Interest expense decreased $3.0 million to $5.0 million in the first quarter of 2013 from $8.0 million in the first quarter 2012 due to the elimination of interest expense of $2.7 million in the first quarter of 2013 primarily as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of payments under the related real property leases as rent, as discussed above.
Provision for Income Taxes. The provision for income taxes for the first quarter of 2013 was derived using an estimated effective annual income tax rate for 2013 of 35.8%, excluding discrete items, while the provision for income taxes for the first quarter of 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.6%, also excluding discrete items.
Discrete tax adjustments, which include the retroactive effect of renewing the Work Opportunity Tax Credit in 2013, decreased the provision for income taxes by $0.6 million in the first quarter of 2013. The American Taxpayer Relief Act of 2013 (the "Act") was signed into law on January 2, 2013. The Act included a provision to retroactively restore several expired business tax provisions, including the Work Opportunity Tax Credit, as of January 1, 2012, with a new expiration date of December 31, 2013.  Because a change in tax law is accounted for in the period of enactment, and the Act was enacted after Fiesta's fiscal year-end, the retroactive effect of renewing the Work Opportunity Tax Credit is recorded as a discrete item in the first quarter of 2013.
Discrete tax adjustments decreased the provision for income taxes by $56,000 in the first quarter of 2012.
Net Income. As a result of the foregoing, we had net income of $4.8 million in the first quarter of 2013 compared to a net loss of $1.9 million in the first quarter of 2012.

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
On August 5, 2011, we and Carrols Restaurant Group entered into new financing arrangements, the proceeds from which were used to distribute funds to Carrols Restaurant Group to enable Carrols Restaurant Group to repay its existing indebtedness, as well as to pay accrued interest and all related fees and expenses. On August 5, 2011 we sold $200.0 million of the 8.875% Senior Secured Second Lien Notes due 2016 (the "Notes") and entered into a $25.0 million senior secured revolving credit facility which was undrawn at closing. Excess cash generated from the financings in August 2011 was approximately $9.5 million. Carrols Restaurant Group transferred $2.5 million of the excess cash from the financings to us in the first quarter of 2012.
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
Operating Activities. Net cash used for operating activities for the first three months of 2013 and 2012 was $0.7 million and $0.6 million, respectively.
Investing Activities. Net cash used for investing activities in the first three months of 2013 and 2012 was $8.4 million and $10.6 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended March 31, 2013
New restaurant development	$4,408	$3,426	$—	$7,834
Restaurant remodeling	344	574	—	918
Other restaurant capital expenditures (1)	527	835	—	1,362
Corporate and restaurant information systems	68	113	1,057	1,238
Total capital expenditures	$5,347	$4,948	$1,057	$11,352
Number of new restaurant openings	2	2		4
Three months ended April 1, 2012:
New restaurant development	$3,701	$1,664	$—	$5,365
Restaurant remodeling	—	1,273	—	1,273
Other restaurant capital expenditures (1)	824	868	—	1,692
Corporate and restaurant information systems	25	95	93	213
Total capital expenditures	$4,550	$3,900	$93	$8,543
Number of new restaurant openings	—	—		—
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 31, 2013 and April 1, 2012, total restaurant repair and maintenance expenses were approximately $2.8 million and $3.2 million, respectively.

In the first quarter of 2013, investing activities also include sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $2.5 million, as well as the sale of an excess Pollo Tropical property, the net proceeds from which were $1.7 million. The net proceeds from the sales were used to fund additional new store development. In the first quarter of 2013, we purchased for $1.3 million one of our existing Taco Cabana restaurant properties to be sold in a future sale-leaseback transaction, and in the first quarter of 2012 we purchased for $2.1 million one of our existing Pollo Tropical restaurant properties to be sold in a future sale-leaseback transaction.
Financing Activities. Net cash provided by financing activities in the first three months of 2012 was $2.3 million, which includes the transfer from Carrols to us of $2.5 million of the excess cash proceeds from the 2011 financings.
Senior Secured Credit Facility. We have a senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit). The senior credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the senior credit facility, and matures on February 5, 2016. On March 31, 2013, there were no outstanding borrowings under our senior credit facility.

Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on our Adjusted Leverage Ratio (with a margin of 2.00% at March 31, 2013); or
2) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on our Adjusted Leverage Ratio (with a margin of 3.00% at March 31, 2013).
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
Our senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of March 31, 2013, we were in compliance with the covenants under our senior credit facility. After reserving $8.4 million for letters of credit guaranteed by the senior credit facility, $16.6 million was available for borrowing at March 31, 2013.
Notes. On August 5, 2011, we issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 pursuant to an indenture dated as of August 5, 2011 governing such Notes. The proceeds from the issuance of the Notes were used by Carrols Restaurant Group to repay amounts outstanding under Carrols LLC's prior senior credit facility and Carrols' 9% senior subordinated notes due 2013, as well as to pay related fees and expenses. The Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15. The Notes are guaranteed by all of our material subsidiaries and are secured by second-priority liens on substantially all of our and our material subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our material subsidiaries).
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of ours having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of March 31, 2013 with the restrictive covenants of the indenture governing the Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
Application of Critical Accounting Policies
Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements for the year ended December 30, 2012 included in our 2012 Annual Report on Form 10-K. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the three months ended March 31, 2013.
Management's Use of Non-GAAP Financial Measures
Adjusted EBITDA is a non-GAAP financial measure. We use Adjusted EBITDA (both on a consolidated basis and on a segment basis with respect to our two brands) in addition to net income, income from operations, and income before income taxes to assess our performance and that of our two brands, and we believe it is important for investors to be able to evaluate the Company using the same measures used by management. We believe this measure is an important indicator of its operational strength and the performance of our business. Adjusted EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies, and should not be considered as an alternative to net income, earnings per share, cash flows from operating activities or other financial information determined under GAAP.
Adjusted EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions. Consolidated Adjusted EBITDA represents the sum of Adjusted EBITDA for both of our Pollo Tropical and Taco Cabana segments.
Management believes that such financial measures, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of Adjusted EBITDA for each of our Pollo Tropical and Taco Cabana segments and Consolidated Adjusted EBITDA to net income (i) provide useful information about our operating performance and period-over-period growth, (ii) provide additional information that is useful for evaluating the operating performance of our business and (iii) permit investors to gain an understanding of the factors and trends affecting our ongoing earnings, from which capital investments are made and debt is serviced. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. Also these measures may not be comparable to similarly titled captions of other companies.
All of such non-GAAP financial measures have important limitations as analytical tools. These limitations include the following:

•	such financial information does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	such financial information does not reflect interest expense or the cash requirements necessary to service principal or interest payments on our debt;

•
although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and such financial information does not reflect the cash required to fund such replacements; and

•
such financial information does not reflect the effect of earning or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges, other income and expense and stock compensation expense) have recurred and may recur.

A reconciliation of Adjusted EBITDA to consolidated net income (loss) follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Adjusted EBITDA:
Pollo Tropical	$9,805	$11,214
Taco Cabana	6,528	6,198
Consolidated	16,333	17,412
Less:
Depreciation and amortization	4,810	4,840
Impairment and other lease charges	95	6,900
Interest expense	5,007	7,969
Provision for (benefit from) income taxes	1,693	(1,482)
Stock-based compensation	426	1,050
Other income	(497)	—
Net income (loss)	$4,799	$(1,865)

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
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 30, 2012 with respect to our market risk sensitive instruments.

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
No change occurred in our internal control over financial reporting during the first quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings
None

Item 1A.    Risk Factors
Part 1 - Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.    Defaults Upon Senior Securities
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

FIESTA RESTAURANT GROUP, INC.

Date: May 7, 2013	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: May 7, 2013	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S.Schweinfurth Vice President, Chief Financial Officer and Treasurer

Date: May 7, 2013	/S/ ANGELA J. NEWELL
(Signature)
Angela J. Newell Vice President, Corporate Controller