Form 10-Q
period 2013-06-30
Fiesta Restaurant Group, Inc.
filed 2013-08-08
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013, Fiesta Restaurant Group, Inc. had 23,645,380 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JUNE 30, 2013

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(unaudited)

	June 30, 2013	December 30, 2012
ASSETS
Current assets:
Cash	$7,268	$15,533
Trade receivables	6,787	5,935
Inventories	2,315	2,750
Prepaid rent	2,321	2,094
Prepaid expenses and other current assets	3,583	2,596
Deferred income taxes	2,294	2,049
Total current assets	24,568	30,957
Property and equipment, net	143,256	126,516
Goodwill	123,484	123,484
Intangible assets, net	161	202
Deferred income taxes	13,004	13,101
Deferred financing costs, net	4,908	5,690
Other assets	3,087	3,779
Total assets	$312,468	$303,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$57	$60
Accounts payable	12,284	10,411
Accrued interest	6,659	6,761
Accrued payroll, related taxes and benefits	11,953	14,719
Accrued real estate taxes	3,129	3,366
Other liabilities	5,379	5,961
Total current liabilities	39,461	41,278
Long-term debt, net of current portion	200,861	200,889
Lease financing obligations (Note 5)	3,033	3,029
Deferred income—sale-leaseback of real estate	34,901	36,096
Other liabilities (Note 3)	12,258	11,933
Total liabilities	290,514	293,225
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares; issued 23,645,580 and 23,514,437 shares, respectively, and outstanding 22,950,773 and 22,748,241 shares, respectively	229	227
Additional paid-in capital	11,934	10,254
Retained earnings	9,791	23
Total stockholders' equity	21,954	10,504
Total liabilities and stockholders' equity	$312,468	$303,729

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND JULY 1, 2012
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues:
Restaurant sales	$140,276	$128,208	$273,366	$253,774
Franchise royalty revenues and fees	604	625	1,138	1,201
Total revenues	140,880	128,833	274,504	254,975
Costs and expenses:
Cost of sales	45,318	41,301	87,729	82,085
Restaurant wages and related expenses (including stock-based compensation expense of $0, $4, $1 and $8, respectively)	35,819	34,136	70,935	67,961
Restaurant rent expense	6,411	5,282	12,846	9,197
Other restaurant operating expenses	17,339	15,761	33,503	31,590
Advertising expense	4,455	3,874	9,004	8,166
General and administrative (including stock-based compensation expense of $595, $169, $1,020 and $1,215, respectively)	11,999	10,586	24,210	21,602
Depreciation and amortization	5,178	4,377	9,988	9,217
Pre-opening costs	958	705	1,789	824
Impairment and other lease charges (Note 2)	456	(39)	551	6,861
Other income	—	—	(497)	—
Total operating expenses	127,933	115,983	250,058	237,503
Income from operations	12,947	12,850	24,446	17,472
Interest expense	5,011	6,329	10,018	14,298
Income before income taxes	7,936	6,521	14,428	3,174
Provision for income taxes (Note 6)	2,967	2,600	4,660	1,118
Net income	$4,969	$3,921	$9,768	$2,056
Basic and diluted net income per share	$0.21	$0.17	$0.41	$0.09
Basic and diluted weighted average common shares outstanding (Note 9)	22,908,191	22,902,944	22,888,542	23,032,383

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2013 AND JULY 1, 2012
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of		Additional	Retained	Total
	Common	Common	Paid-In	Earnings	Stockholders'
	Stock Shares	Stock	Capital	(Deficit)	Equity
Balance at January 1, 2012	23,161,822	$227	$3,345	$(8,244)	$(4,672)
Capital contributions	—	—	4,154	—	4,154
Stock-based compensation	—	—	1,021	—	1,021
Issuance of non-vested shares at spin-off	(434,397)	—	—	—	—
Vesting of restricted shares	14,589	—	—	—	—
Net income	—	—	—	2,056	2,056
Balance at July 1, 2012	22,742,014	$227	$8,520	$(6,188)	$2,559

Balance at December 30, 2012	22,748,241	$227	$10,254	$23	$10,504
Capital contributions			185		185
Stock-based compensation	—	—	1,021	—	1,021
Vesting of restricted shares and related tax benefit	202,532	2	474	—	476
Net income	—	—	—	9,768	9,768
Balance at June 30, 2013	22,950,773	$229	$11,934	$9,791	$21,954

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND JULY 1, 2012
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net income	$9,768	$2,056
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment	(316)	132
Stock-based compensation	1,021	1,021
Impairment and other lease charges	551	6,861
Loss on settlement of lease financing obligations	—	120
Depreciation and amortization	9,988	9,217
Amortization of deferred financing costs	796	841
Amortization of deferred gains from sale-leaseback transactions	(1,728)	(661)
Accretion of interest on lease financing obligations	4	218
Deferred income taxes	(23)	(2,764)
Changes in other operating assets and liabilities	(5,133)	(5,188)
Net cash provided by operating activities	14,928	11,853
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(21,384)	(10,426)
Restaurant remodeling	(1,492)	(2,977)
Other restaurant capital expenditures	(2,679)	(3,491)
Corporate and restaurant information systems	(2,214)	(530)
Total capital expenditures	(27,769)	(17,424)
Properties purchased for sale-leaseback	(2,982)	(2,082)
Proceeds from sale-leaseback transactions	5,394	—
Proceeds from sales of other properties	1,734	—
Net cash used in investing activities	(23,623)	(19,506)
Cash flows from financing activities:
Borrowings from Carrols Restaurant Group, Inc., net	—	500
Capital contribution from Carrols Restaurant Group, Inc.	—	2,500
Excess tax benefit from vesting of restricted shares	476	—
Principal payments on capital leases	(31)	(29)
Deferred financing costs	—	(208)
Settlement of lease financing obligations	—	(6,047)
Other	(15)	—
Net cash provided by (used in) financing activities	430	(3,284)
Net decrease in cash	(8,265)	(10,937)
Cash, beginning of period	15,533	13,670
Cash, end of period	$7,268	$2,733
Supplemental disclosures:
Interest paid on long-term debt	$9,265	$9,654
Interest paid on lease financing obligations	$128	$4,025
Accruals for capital expenditures	$3,547	$732
Income tax payments, net	$5,097	$2,171
Non-cash reduction of lease financing obligations	$—	$114,165
Non-cash reduction of assets subject to lease financing obligations	$—	$80,419
Non-cash capital contribution from former parent	$185	$1,654

The accompanying notes are an integral part of these consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At June 30, 2013, Fiesta operated 96 Pollo Tropical® restaurants, of which 92 were located in Florida, three were located in Georgia and one was located in Tennessee, and franchised a total of 38 Pollo Tropical restaurants, including 19 in Puerto Rico, two in Ecuador, two in Honduras, one in the Bahamas, one in Trinidad & Tobago, three in Venezuela, three in Costa Rica, two in Panama, one in India and four on college campuses in Florida. At June 30, 2013, the Company also owned and operated 164 Taco Cabana® restaurants, of which 161 were located in Texas and three were located in Oklahoma, and franchised a total of eight Taco Cabana restaurants, including four in New Mexico, one in Georgia and three non-traditional locations (two college campuses and one sports arena) in Texas.
Spin-Off from Carrols Restaurant Group, Inc. On May 7, 2012, Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or "Carrols") completed the spin-off of Fiesta through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols Restaurant Group (the "Spin-off"). As a result of the Spin-off, Fiesta Restaurant Group is now an independent public company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
In connection with the Spin-off, Fiesta and Carrols entered into several agreements that govern Carrols' post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement and Transition Services Agreement ("TSA"). See Note 4—Former Related Party Transactions.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared as if the Company was in existence for all periods presented.
Through the date of the Spin-off, these unaudited condensed consolidated financial statements have been prepared on a stand-alone basis from the separate records maintained by Carrols and may not necessarily be indicative of the results of operations or cash flows that would have resulted had allocations and other related-party transactions been consummated with unrelated parties or had the Company been an independent, publicly traded company during all of the periods presented. The unaudited interim condensed consolidated financial statements reflect the historical financial position, results of operations and cash flows of the Company as it has historically operated, in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"). All intercompany transactions have been eliminated in consolidation.
In connection with the Spin-off, the board of directors of the Company authorized a 23,161.8 for one split of its outstanding common stock that was effective on April 19, 2012. Accordingly, all references to share and per share amounts related to common stock included in the unaudited condensed consolidated financial statements and accompanying notes have been adjusted to reflect the stock split and change in the number of authorized shares. The stock split has been retroactively applied to the Company’s financial statements.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2012 contained 52 weeks. The three and six months ended June 30, 2013 and July 1, 2012 each contained thirteen and twenty-six weeks, respectively.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and July 1, 2012 have been prepared without an audit pursuant to the rules and regulations of the Securities Exchange Commission and do not include certain information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2013 and July 1, 2012 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2012 included in the Company's 2012 Annual Report on Form 10-K. The December 30, 2012 balance sheet data is derived from those audited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Allocations. Through the date of the Spin-off, Carrols provided administrative support to the Company for executive management, information systems and certain accounting, legal and other administrative functions. The cost of these services were allocated to the Company based primarily on a pro-rata share of either the Company’s revenues, number of restaurants or number of employees. The allocations may not reflect the expenses the Company would have incurred as an independent, publicly traded company for the periods presented. Following the Spin-off, certain of these functions continue to be provided by Carrols under the TSA, and the Company is performing certain functions using its own resources or purchased services from third parties. Refer to Note 4—Former Related Party Transactions for further discussion related to agreements entered into effective as of the Spin-off.
Management believes that its allocations are reasonable and based on a systematic and rational method; however, they are not necessarily indicative of the actual financial results of the Company, including such expenses that would have been incurred by the Company had it been operating as a separate, stand-alone entity for the periods presented. As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is presented for the historical periods presented in the condensed consolidated financial statements. Consequently, the financial information herein may not reflect the financial position, results of operations and cash flows of the Company in the future or if the Company had been an independent stand-alone entity during all periods presented. In our opinion, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of its results of operations.
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

•
Senior Secured Second Lien Notes. The fair value of outstanding senior secured second lien notes, which was approximately $214.0 million at June 30, 2013, is based on recent trading values, which are considered Level 1. The senior secured second lien notes are recorded in Long-term debt, net of current portion and had a carrying value of $200.0 million at June 30, 2013.

See Note 2 for discussion of the fair value measurement of non-financial assets.
Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include: allocations of Carrols' general and administrative expenses and interest expense on amounts due to Carrols prior to the Spin-off, accrued occupancy costs, insurance liabilities, evaluation for impairment of goodwill and long-lived assets and lease accounting matters. Actual results could differ from those estimates.
Reclassifications. Certain amounts have been reclassified from Restaurant rent expense, Advertising expense and Other restaurant operating expenses to Pre-opening costs in order to conform to the current year presentation.

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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. For those restaurants

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

reviewed for impairment where the Company owns the land and building, the Company also utilized third-party information such as a broker market price opinion to determine the fair value of the property. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the six months ended June 30, 2013 totaled less than $0.1 million.
Impairment on long-lived assets for the Company’s segments and other lease charges recorded were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Pollo Tropical	$(101)	$(42)	$(62)	$5,837
Taco Cabana	557	3	613	1,024
	$456	$(39)	$551	$6,861
During the three and six months ended June 30, 2013, the Company recorded other lease charges, net of recoveries, of $0.1 million and $0.2 million, respectively, related to previously closed locations. The Company also recorded an impairment charge of $0.4 million related to a Taco Cabana restaurant during the three and six months ended June 30, 2013.
During the six months ended July 1, 2012, the Company recorded other lease charges, net of recoveries, of $1.8 million and impairment charges of $4.1 million associated with the closure of the Company’s five Pollo Tropical restaurants in New Jersey in the first quarter of 2012. The Company also recorded an impairment charge of $1.0 million related to two Taco Cabana restaurants during the six months ended July 1, 2012.
3. Other Liabilities, Long-Term
Other liabilities, long-term, consisted of the following:

	June 30, 2013	December 30, 2012
Accrued occupancy costs	$9,048	$8,493
Accrued workers’ compensation and general liability claims	1,180	1,270
Deferred compensation	732	812
Other	1,298	1,358
	$12,258	$11,933
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.3 million and $1.7 million are included in long-term accrued occupancy costs above at June 30, 2013 and December 30, 2012, respectively, with the remainder in other current liabilities:

	Six Months Ended June 30, 2013	Year Ended December 30, 2012
Balance, beginning of period	$2,432	$2,246
Provisions for restaurant closures	—	1,796
Accruals (recoveries) for additional lease charges	155	(377)
Payments, net	(762)	(1,496)
Other adjustments	58	263
Balance, end of period	$1,883	$2,432

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

4. Former Related Party Transactions
Effective upon the completion of the Spin-off, Fiesta Restaurant Group ceased to be a related party of Carrols.
Prior to the date of the Spin-off, the Company's expenses included allocations from Carrols of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting, internal audit and human resources and certain other administrative functions. The Company's allocated administrative expenses from Carrols were $0.9 million and $4.2 million, respectively, for the three and six months ended July 1, 2012.
As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of administrative expenses and stock-based compensation expenses are reasonable. However, such expenses may not be indicative of the actual expenses that would have been or will be incurred by the Company now that it is operating as a stand-alone company. As such, the financial information herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company in the future or if the Company had been a stand-alone entity during the periods presented.
In the first quarter of 2012, Carrols made a capital contribution in cash to the Company of $2.5 million. The capital contribution in cash was a portion of the excess cash proceeds from debt financings completed in August 2011. In 2012, and prior to the Spin-off, Carrols made non-cash contributions of $1.7 million to the Company, which related to the transfer of income tax- related assets and liabilities. In addition, in the second quarter of 2013, Carrols made additional non-cash contributions of $0.2 million to the Company, which also related to the transfer of income tax-related assets and liabilities for periods prior to the Spin-off.
As of June 30, 2013 and December 30, 2012, the Company owed $2.5 million and $2.7 million, respectively, to Carrols, which is included in accounts payable in the accompanying condensed consolidated balance sheets.
All intercompany transactions between the Company and Carrols prior to the Spin-off were included in the Company's historical financial statements and were considered to be effectively settled at the time of the Spin-off.
Relationship Between Fiesta and Carrols After the Spin-Off
For purposes of governing certain of the ongoing relationships between the Company and Carrols at and after the Spin-off, the Company and Carrols have entered into the following agreements:

•
Tax Matters Agreement. The tax matters agreement dated April 24, 2012, (the "Tax Matters Agreement"), (1) governs the allocation of the tax assets and liabilities between Fiesta and Carrols and Carrols Corporation, a subsidiary of Carrols ("Carrols Corp."), (2) provides for certain restrictions and indemnities in connection with the tax treatment of the Spin-off and (3) addresses certain other tax related matters, including, without limitation, those relating to (a) the obligations of Carrols, Carrols Corp. and the Company with respect to the preparation or filing of tax returns for all periods, and (b) the control of any income tax audits and any indemnities with respect thereto. The Tax Matters Agreement provides that if the Company takes any actions after Carrols’ distribution of our shares in the Spin-off that result in or cause the distribution to be taxable to Carrols, the Company will be responsible under the Tax Matters Agreement for any resulting taxes imposed on the Company or on Carrols or Carrols Corp. Further, the Tax Matters Agreement provides that the Company will be responsible for 50% of the losses and taxes of Carrols and its affiliates resulting from the Spin-off not attributable to any such action of the Company or an equivalent action by Carrols.

•
Transition Services Agreement. Under the TSA, Carrols and Carrols Corp. agreed to provide certain support services (including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services) to the Company, and the Company agreed to provide certain limited management services (including certain legal services) to Carrols and Carrols Corp. The charge for transition services is intended to allow Carrols to recover its direct and indirect costs incurred in providing those services. The TSA became effective upon consummation of the Spin-off and will continue for a period of three years provided that the Company may extend the term of the TSA by one additional year upon 90 days prior written notice to Carrols or may terminate the TSA with respect to any service provided thereunder at any time upon 90 days prior written notice to Carrols. During the three and six months ended June 30, 2013, the Company incurred costs of $1.1 million and $2.4 million, respectively, related to the TSA. The Company incurred costs of $1.0 million in the three and six months ended July 1, 2012 related to the TSA.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
For certain of the Company’s historical sale-leaseback transactions, Carrols has guaranteed the lease payments on an unsecured basis or is the primary lessee on the leases associated with certain of the Company’s sale-leaseback transactions. Prior to the Spin-off, Accounting Standards Codification 840-40 “Sale-Leaseback Transactions” required the Company to classify these leases as lease financing transactions in the Company’s consolidated financial statements because the guarantee from a related party constituted continuing involvement and caused the sale to not qualify for sale-leaseback accounting.
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
The interest rates on the remaining lease financing obligations ranged from 8.6% to 8.8% at June 30, 2013. Interest expense associated with lease financing obligations was $0.1 million and $1.4 million, respectively, for the three months ended June 30, 2013 and July 1, 2012 and $0.1 million and $4.4 million, respectively, for the six months ended June 30, 2013 and July 1, 2012.
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
The Company’s income tax provision was comprised of the following for the three and six months ended June 30, 2013 and July 1, 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Current	$3,050	$3,283	$4,683	$3,882
Deferred	(83)	(683)	(23)	(2,764)
	$2,967	$2,600	$4,660	$1,118

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The American Taxpayer Relief Act of 2013 (the "Act") was signed into law on January 2, 2013. The Act included a provision to retroactively restore several expired business tax provisions, including the Work Opportunity Tax Credit, as of January 1, 2012, with a new expiration date of December 31, 2013.  Because a change in tax law is accounted for in the period of enactment, and the Act was enacted after Fiesta's fiscal year-end, the retroactive effect of renewing the Work Opportunity Tax Credit was recorded as a discrete item in the first quarter of 2013.
The provision for income taxes for the three and six months ended June 30, 2013 was derived using an estimated effective annual income tax rate for 2013 of 36.5%, which excludes any discrete tax adjustments. The discrete tax adjustment for the retroactive effect of renewing the Work Opportunity Tax Credit decreased the provision for income taxes by $0.6 million in the six months ended June 30, 2013.
The provision for income taxes for the three and six months ended July 1, 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.7%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $0.2 million for both the three and six months ended July 1, 2012.

7. Stock-Based Compensation
Prior to the Spin-off, certain of the Company's employees participated in the Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, as amended (the "Carrols Plan"). In conjunction with the Spin-off, the Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. For the three and six months ended June 30, 2013 and the period May 7, 2012 through July 1, 2012, the condensed consolidated statements of operations include expenses related to the Company's employees' and directors' participation in both the Carrols Plan and the Fiesta Plan. For the period from January 2, 2012 through the Spin-off, the condensed consolidated statement of operations includes expenses related to the Company's employees' and directors' participation in the Carrols Plan.
Effective as of the completion of the Spin-off, all holders of Carrols non-vested restricted stock (awarded under the Carrols Plan) on April 26, 2012, the record date of the Spin-off, received one share of Fiesta Restaurant Group non-vested restricted stock for every one share of Carrols non-vested restricted stock held, with terms and conditions substantially similar to the terms and conditions applicable to the Carrols non-vested restricted stock. Future stock compensation expense on all non-vested restricted Carrols and Fiesta stock awards held by the Company's employees will be recorded by the Company.
During the three months ended March 31, 2013, the Company granted in the aggregate 152,703 non-vested restricted shares under the Fiesta Plan to certain employees. These shares vest and become non-forfeitable over a four year vesting period and will be expensed according to the vesting period. The weighted average fair value at the grant date for restricted non-vested shares issued during the three months ended March 31, 2013 was $20.54. During the three months ended June 30, 2013, the Company granted 8,843 non-vested restricted shares to directors. The weighted average fair value at the grant date was $35.36. These shares vest and become non-forfeitable over a one year vesting period.
Stock-based compensation expense for the three and six months ended June 30, 2013 was $0.6 million and $1.0 million, respectively. Stock-based compensation expense for the three and six months ended July 1, 2012 was $0.2 million and $1.2 million, respectively, and included $0.4 million of expense in the six months ended July 1, 2012 related to the accelerated vesting of the non-vested restricted shares of the former Chairman of the Company's board of directors upon his departure from the Company's board of directors in the first quarter of 2012. As of June 30, 2013, the total unrecognized stock-based compensation expense relating to non-vested restricted shares was approximately $7.3 million. At June 30, 2013, the remaining weighted average vesting period for non-vested restricted shares was 2.5 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

 Non-vested Shares
 A summary of all non-vested restricted share activity for the six months ended June 30, 2013 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Price
Non-vested at December 30, 2012	766,196	$12.49
Granted	161,546	21.35
Vested	(202,532)	11.49
Forfeited	(30,403)	12.86
Non-vested at June 30, 2013	694,807	$14.83

The fair value of the non-vested restricted shares is based on the closing price on the date of grant.

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
The accounting policies of each segment are the same as those described in the summary of significant accounting policies discussed in Note 1. The Company reports more than one measure of segment profit or loss to the chief operating decision maker for the purposes of allocating resources to the segments and assessing their performance. Prior to January 2013, the primary measure of segment profit or loss used to assess performance and allocate resources was Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt. Beginning in January 2013, the primary measures of segment profit or loss used to assess performance and allocate resources are income before taxes and Adjusted EBITDA. Although the chief operating decision maker continues to use Adjusted EBITDA as a measure of segment profitability, in accordance with Accounting Standards Codification 280, Segment Reporting, the following table includes segment income before taxes, which is the measure of segment profit or loss determined in accordance with the measurement principles that are most consistent with the principles used in measuring the corresponding amounts in the consolidated financial statements. The Company has included the presentation of income before tax for all periods presented.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment and capitalized costs associated with the issuance of indebtedness.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
June 30, 2013:
Restaurant sales	$64,509	$75,767	$—	$140,276
Franchise revenue	483	121	—	604
Cost of sales	21,350	23,968	—	45,318
Restaurant wages and related expenses (1)	14,183	21,636	—	35,819
Restaurant rent expense	2,238	4,173	—	6,411
Other restaurant operating expenses	7,410	9,929	—	17,339
Advertising expense	1,148	3,307	—	4,455
General and administrative expense (2)	6,233	5,766	—	11,999
Depreciation and amortization	2,314	2,864	—	5,178
Pre-opening costs	737	221	—	958
Impairment and other lease charges	(101)	557	—	456
Interest expense	2,247	2,764	—	5,011
Income before taxes	7,233	703	—	7,936
Capital expenditures	9,348	6,145	924	16,417
July 1, 2012:
Restaurant sales	$56,640	$71,568	$—	$128,208
Franchise revenue	550	75	—	625
Cost of sales	18,729	22,572	—	41,301
Restaurant wages and related expenses (1)	13,199	20,937	—	34,136
Restaurant rent expense	1,939	3,343	—	5,282
Other restaurant operating expenses	6,368	9,393	—	15,761
Advertising expense	860	3,014	—	3,874
General and administrative expense (2)	5,154	5,432	—	10,586
Depreciation and amortization	1,960	2,417	—	4,377
Pre-opening costs	570	135	—	705
Impairment and other lease charges	(42)	3	—	(39)
Interest expense	2,689	3,640	—	6,329
Income before taxes	5,761	760	—	6,521
Capital expenditures	4,710	4,089	82	8,881

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Six Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
June 30, 2013:
Restaurant sales	$126,378	$146,988	$—	$273,366
Franchise revenue	896	242	—	1,138
Cost of sales	41,843	45,886	—	87,729
Restaurant wages and related expenses (1)	28,500	42,435	—	70,935
Restaurant rent expense	4,595	8,251	—	12,846
Other restaurant operating expenses	14,613	18,890	—	33,503
Advertising expense	2,722	6,282	—	9,004
General and administrative expense (2)	12,467	11,743	—	24,210
Depreciation and amortization	4,413	5,575	—	9,988
Pre-opening costs	1,230	559	—	1,789
Impairment and other lease charges	(62)	613	—	551
Interest expense	4,499	5,519	—	10,018
Income before taxes	12,951	1,477	—	14,428
Capital expenditures	14,695	11,093	1,981	27,769
July 1, 2012:
Restaurant sales	$113,973	$139,801	$—	$253,774
Franchise revenue	1,051	150	—	1,201
Cost of sales	37,897	44,188	—	82,085
Restaurant wages and related expenses (1)	26,491	41,470	—	67,961
Restaurant rent expense	3,088	6,109	—	9,197
Other restaurant operating expenses	13,341	18,249	—	31,590
Advertising expense	2,117	6,049	—	8,166
General and administrative expense (2)	10,302	11,300	—	21,602
Depreciation and amortization	4,183	5,034	—	9,217
Pre-opening costs	687	137	—	824
Impairment and other lease charges	5,837	1,024	—	6,861
Interest expense	5,975	8,323	—	14,298
Income (loss) before taxes	5,103	(1,929)	—	3,174
Capital expenditures	9,260	7,989	175	17,424
Identifiable Assets:
June 30, 2013:	$137,930	$164,463	$10,075	$312,468
December 30, 2012	128,593	167,348	7,788	303,729
(1) Includes stock-based compensation expense of $0 and $1 for the three and six months ended June 30, 2013, respectively, and $4 and $8 for the three and six months ended July 1, 2012, respectively.
(2) Includes stock-based compensation expense of $595 and $1,020 for the three and six months ended June 30, 2013, respectively, and $169 and $1,215 for the three and six months ended July 1, 2012, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

9. Net Income per Share
 We compute basic net income per share by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares and are thus considered participating securities. The impact of the participating securities is included in the computation of basic net income per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Net income per common share was computed by dividing undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the weighted average shares outstanding during the period.
For 2012, in determining the weighted average number of shares outstanding for basic net income per share, the 23.2 million shares distributed from Carrols on May 7, 2012 were assumed to be outstanding for the period from January 2, 2012 through May 7, 2012.
The computation of basic and diluted net income per share for the three and six months ended June 30, 2013 and July 1, 2012 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Basic and diluted net income per share:
Net income	$4,969	$3,921	$9,768	$2,056
Less: income allocated to participating securities	(154)	(52)	(311)	(14)
Net income available to common stockholders	$4,815	$3,869	$9,457	$2,042
Basic and diluted weighted average common shares outstanding	22,908,191	22,902,944	22,888,542	23,032,383
Basic and diluted net income per share	$0.21	$0.17	$0.41	$0.09

10. Commitments and Contingencies
The Company is a party to various litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we refer to Fiesta Restaurant Group, Inc. as “Fiesta Restaurant Group” or "Fiesta" and, together with its consolidated subsidiaries, as “we,” “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols Restaurant Group” refers to Carrols Restaurant Group, Inc., a Delaware corporation and our former indirect parent company, and its consolidated subsidiaries (other than Fiesta Restaurant Group and its subsidiaries after the distribution date, as defined below), unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to Carrols Corporation, a Delaware corporation and our former direct parent company prior to the Spin-off, as defined below, and its consolidated subsidiaries (other than Fiesta Restaurant Group and its subsidiaries after the distribution date), unless otherwise indicated or the context otherwise requires. Any reference to “Carrols LLC” refers to Carrols’ direct subsidiary, Carrols LLC, a Delaware limited liability company, unless otherwise indicated or the context otherwise requires.
The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report.
On May 7, 2012 (the "distribution date"), Carrols Restaurant Group completed the spin-off of Fiesta through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols (the "Spin-off"). As a result of the Spin-off, we are now an independent public company and our common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2012 contained 52 weeks. The three and six months ended June 30, 2013 and July 1, 2012 each contained thirteen and twenty-six weeks, respectively.

Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 25 years and 35 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, fresh and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru service. As of June 30, 2013, our company-owned restaurants included 96 Pollo Tropical restaurants and 164 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of June 30, 2013, we had 38 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Costa Rica, Panama, India and on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in the existing markets of Venezuela, North India, Trinidad & Tobago, Honduras, Costa Rica and Panama, and we have agreements to develop new restaurants in the additional markets of the Dominican Republic, Aruba, Curacao, Bonaire and Guatemala. While we are currently not actively franchising our Taco Cabana restaurants beyond non-traditional locations such as airports and universities, we had eight Taco Cabana franchised restaurants as of June 30, 2013, located in Texas, New Mexico and Georgia.

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

During the three and six months ended June 30, 2013, we incurred costs of $1.1 million and $2.4 million related to the TSA, which became effective on May 7, 2012. We incurred costs of $1.0 million in the three and six months ended July 1, 2012 related to the TSA.
Lease Financing Obligations
For certain of our sale-leaseback transactions, Carrols Restaurant Group has guaranteed the lease payments on an unsecured basis or is the primary lessee on the leases. Prior to the Spin-off, Accounting Standards Codification 840-40 “Sale-Leaseback Transactions” required us to classify these leases as lease financing transactions because the guarantee from a related party constituted continuing involvement and caused the sale to not qualify for sale-leaseback accounting. Under the financing method, the assets remain on our consolidated balance sheet and continue to be depreciated, and the net proceeds received by us from these transactions are recorded as a lease financing liability. Payments under these leases were applied as payments of imputed interest and deemed principal on the underlying financing obligations rather than as rent expense.
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
As a result of the qualification of these leases discussed above and purchase of the five properties mentioned above, restaurant rent expense was $0.9 million higher, depreciation expense was $0.2 million lower and interest expense was $1.2 million lower in the second quarter of 2013 compared to the second quarter of 2012, and rent expense was $2.8 million higher, depreciation expense was $0.7 million lower and interest expense was $3.9 million lower in the six months ended June 30, 2013 compared to the same period in 2012.
Executive Summary-Consolidated Operating Performance for the Three Months Ended June 30, 2013
Our second quarter 2013 results and highlights include the following:

•Net income increased $1.0 million to $5.0 million in the second quarter of 2013, or $0.21 per diluted share, compared to a net income of $3.9 million, or $0.17 per diluted share in the second quarter of 2012, primarily due to the net impact of the growth in revenues discussed below.

•Total revenues increased 9.4% in the second quarter of 2013 to $140.9 million compared to $128.8 million in the second quarter of 2012, driven primarily by an increase in the number of our company-owned restaurants and an increase in comparable restaurant sales of 6.4% for our Pollo Tropical restaurants and 1.1% for our Taco Cabana restaurants. The growth in comparable restaurant sales resulted primarily from an increase in average check of 3.6% at Pollo Tropical and 1.6% at Taco Cabana and an increase in transactions at Pollo Tropical of 2.8%.

•During the second quarter of 2013, we opened four new Pollo Tropical restaurants and three new Taco Cabana restaurants and closed one Pollo Tropical restaurant (which was relocated within the same trade area) and one Taco Cabana restaurant.

•Adjusted EBITDA increased $1.8 million in the second quarter of 2013 to $19.2 million compared to $17.4 million the second quarter of 2012, primarily due to the net impact of the increase in revenues, partially offset by increased general and administrative expenses as a result of the Spin-off and the negative impact to rent expense of the qualification for sale-leaseback accounting upon the Spin-off. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income, see the heading entitled "Management's Use of Non-GAAP Financial Measures".

Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended July 1, 2012
The following table sets forth, for the three months ended June 30, 2013 and July 1, 2012, selected consolidated operating results as a percentage of consolidated restaurant sales:

	Three Months Ended
	June 30, 2013	July 1, 2012
Restaurant sales:
Pollo Tropical	46.0%	44.2%
Taco Cabana	54.0%	55.8%
Consolidated restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	32.3%	32.2%
Restaurant wages and related expenses	25.5%	26.6%
Restaurant rent expense	4.6%	4.1%
Other restaurant operating expenses	12.4%	12.3%
Advertising expense	3.2%	3.0%
Pre-opening costs	0.7%	0.5%
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants:

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

December 30, 2012	91	35	126	160	8	168
New	2	1	3	2	—	2
Closed	—	—	—	—	—	—
March 31, 2013	93	36	129	162	8	170
New	4	3	7	3	—	3
Closed	(1)	(1)	(2)	(1)	—	(1)
June 30, 2013	96	38	134	164	8	172

January 1, 2012	91	31	122	158	5	163
New	—	2	2	—	—	—
Closed	(5)	—	(5)	(1)	—	(1)
April 1, 2012	86	33	119	157	5	162
New	3	2	5	1	—	1
Closed	—	—	—	—	—	—
July 1, 2012	89	35	124	158	5	163
Consolidated Revenues. Revenues include restaurant sales, which consist of food and beverage sales, net of discounts, at our company-owned restaurants, and franchise royalty revenues and fees, which represent ongoing royalty payments that are determined based on a percentage of franchisee sales, franchise fees associated with new restaurant openings, and development fees associated with the opening of new franchised restaurants in a given market. Restaurant sales are influenced by new restaurant openings and closures of restaurants, and changes in comparable restaurant sales.

Total revenues increased 9.4% to $140.9 million in the second quarter of 2013 from $128.8 million in the second quarter of 2012. Restaurant sales also increased 9.4% to $140.3 million in the second quarter of 2013 from $128.2 million in the second quarter of 2012. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the second quarter of 2013 compared to the second quarter of 2012 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$3.5
Impact of new stores, net of closed stores	4.4
Other	—
Total increase	$7.9

Taco Cabana:
Increase in comparable restaurant sales	$0.8
Impact of new stores, net of closed stores	3.3
Other	0.1
Total increase	$4.2
Comparable restaurant sales for Pollo Tropical increased 6.4% in the second quarter of 2013 compared to the second quarter of 2012. Comparable restaurant sales for Taco Cabana in the second quarter of 2013 increased 1.1% compared to the second quarter of 2012. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases in comparable restaurant sales result from an increase in guest traffic and an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 2.3% in the second quarter of 2013 as compared to the second quarter of 2012. For Taco Cabana, menu price increases drove an increase in restaurant sales of 1.8% in the second quarter of 2013 as compared to the second quarter of 2012.
Franchise revenues were $0.6 million in the second quarter of 2013 and the second quarter of 2012.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the second quarter of 2013 compared to the second quarter of 2012. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Higher commodity costs	0.8%
Menu price increases	(0.8)%
Sales mix and waste	0.1%
Discounts and promotions	(0.2)%
Other	0.1%
Net change in cost of sales as a percentage of restaurant sales	—%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.2)%
Lower workers' compensation claim costs	(1.0)%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(1.3)%

Other operating expenses:
Lower utility costs	(0.3)%
Higher repairs and maintenance costs	0.1%
Higher insurance costs	0.4%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.3%

Advertising expense:
Timing of promotions	0.3%
Net increase in advertising expense as a percentage of restaurant sales	0.3%

Pre-opening expense:
Number of restaurants opened	0.1%
Net increase in pre-opening expense	0.1%

Taco Cabana:
Cost of sales:
Higher commodity costs	0.4%
Menu price increases	(0.6)%
Sales mix and waste	0.4%
Other	(0.1)%
Net increase in cost of sales as a percentage of restaurant sales	0.1%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.3)%
Lower medical and other benefit costs	(0.4)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.7)%

Other operating expenses:
Lower repairs and maintenance costs	(0.2)%
Other	0.2%
Net change in other restaurant operating expenses as a percentage of restaurant sales	—%

Advertising expense:
Timing of promotions	0.2%
Net increase in advertising expense as a percentage of restaurant sales	0.2%

Pre-opening expense:
Number of restaurants opened	0.1%
Net increase in pre-opening expense	0.1%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.6% in the second quarter of 2013 from 4.1% in the second quarter of 2012 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which increased rent expense in the second quarter of 2013 by $0.9 million compared to the second quarter of 2012. This was partially offset by the effect of higher restaurant sales volumes on substantially fixed rental costs at both Pollo Tropical and Taco Cabana.
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
General and administrative expenses increased to $12.0 million in the second quarter of 2013 from $10.6 million in the second quarter of 2012 and, as a percentage of total revenues, increased to 8.5% compared to 8.2% in the second quarter of 2012. The increase was due primarily to Fiesta management additions and other costs related to the transition to a separate infrastructure.
Adjusted EBITDA. Adjusted EBITDA, which is one of the measures of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for our Pollo Tropical restaurants increased to $12.0 million in the second quarter of 2013 from $10.5 million in the second quarter of 2012 due primarily to the net impact of the increase in revenues, partially offset by an increase in rent expense and an increase in general and administrative expense. Adjusted EBITDA for our Taco Cabana restaurants increased to $7.2 million in the second quarter of 2013 from $6.9 million in the second quarter of 2012 primarily due to the net impact of the increase in revenues, partially offset by the increase in rent expense and increase in general and administrative expense. Adjusted EBITDA for our Pollo Tropical and Taco Cabana restaurants was negatively impacted by an increase in rent expense of $0.3 million and $0.6 million, respectively, in the second quarter of 2013 compared to the second quarter of 2012 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above.
Depreciation and Amortization. Depreciation and amortization expense increased to $5.2 million in the second quarter of 2013 from $4.4 million in the second quarter of 2012 due primarily to increased depreciation relating to new company-owned restaurant openings, partially offset by the qualification for sale treatment of the sale-leaseback transactions discussed above, which decreased depreciation expense by $0.2 million in the in the second quarter of 2013 compared to the second quarter of 2012.
Impairment and Other Lease Charges. Impairment and other lease charges in the second quarter of 2013 consisted of a $0.4 million impairment charge for a Taco Cabana location and lease charges related to previously closed locations.
Interest Expense. Interest expense decreased $1.3 million to $5.0 million in the second quarter of 2013 from $6.3 million in the second quarter 2012 due to the elimination of interest expense of $1.2 million in the second quarter of 2013 primarily as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of payments under the related real property leases as rent, as discussed above.
Provision for Income Taxes. The provision for income taxes for the second quarter of 2013 was derived using an estimated effective annual income tax rate for 2013 of 36.5%, excluding discrete items, while the provision for income taxes for the second quarter of 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.7%, also excluding discrete items. The estimated effective annual income tax rate for 2013 is lower than the effective annual income tax rate estimated in the second quarter of 2012, primarily due to the effect of the Work Opportunity Tax Credit that was renewed in early 2013, and adopting a consolidated filing position in the state of Florida in the third quarter of 2012.
Discrete tax adjustments increased the provision for income taxes by $28,000 in the second quarter of 2013 and decreased the provision for income taxes by $0.2 million in the second quarter of 2012.
Net Income. As a result of the foregoing, we had net income of $5.0 million in the second quarter of 2013 compared to net income of $3.9 million in the second quarter of 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended July 1, 2012
The following table sets forth, for the six months ended June 30, 2013 and July 1, 2012, selected consolidated operating results as a percentage of consolidated restaurant sales:

	Six Months Ended
	June 30, 2013	July 1, 2012
Restaurant sales:
Pollo Tropical	46.2%	44.9%
Taco Cabana	53.8%	55.1%
Consolidated restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	32.1%	32.3%
Restaurant wages and related expenses	25.9%	26.8%
Restaurant rent expense	4.7%	3.6%
Other restaurant operating expenses	12.3%	12.4%
Advertising expense	3.3%	3.2%
Pre-opening costs	0.7%	0.3%

Consolidated Revenues. Total revenues increased 7.7% to $274.5 million in the six months ended June 30, 2013 from $255.0 million in the six months ended July 1, 2012. Restaurant sales increased 7.7% to $273.4 million in the six months ended June 30, 2013 from $253.8 million in six months ended July 1, 2012. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the six months ended June 30, 2013 compared to the six months ended July1, 2012 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$5.6
Impact of new stores, net of closed stores	7.1
Other	(0.3)
Total increase	$12.4

Taco Cabana:
Increase in comparable restaurant sales	$2.1
Impact of new stores, net of closed stores	5.0
Other	0.1
Total increase	$7.2
Comparable restaurant sales for Pollo Tropical increased 5.1% in the six months ended June 30, 2013 compared to the six months ended July 1, 2012. Comparable restaurant sales for Taco Cabana increased 1.5% in the six months ended June 30, 2013 compared to the six months ended July 1, 2012. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 2.3% in the six months ended June 30, 2013 as compared to the six months ended July 1, 2012. For Taco Cabana, menu price increases drove an increase in restaurant sales of 2.2% in the six months ended June 30, 2013 as compared to the six months ended July 1, 2012.
Franchise revenues decreased slightly to $1.1 million in the six months ended June 30, 2013 from $1.2 million in the six months ended July 1, 2012.

Operating costs and expenses. The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the six months ended June 30, 2013 compared to the six months ended July 1, 2012. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Higher commodity costs	0.7%
Menu price increases	(0.8)%
Sales mix and waste	0.2%
Discounts and promotions	(0.2)%
Other	(0.1)%
Net decrease in cost of sales as a percentage of restaurant sales	(0.2)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.2)%
Lower workers' compensation claim costs	(0.2)%
Lower medical and other benefit costs	(0.2)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.6)%

Other operating expenses:
Lower utility costs	(0.3)%
Lower repairs and maintenance costs	(0.1)%
Higher insurance costs	0.2%
Other	0.1%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.1)%

Advertising expense:
Timing of promotions	0.3%
Net increase in advertising expense as a percentage of restaurant sales	0.3%

Pre-opening expense:
Number of restaurants opened	0.4%
Net increase in pre-opening expense	0.4%

Taco Cabana:
Cost of sales:
Higher commodity costs	0.1%
Menu price increases	(0.7)%
Sales mix and waste	0.1%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(0.4)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.4)%
Lower medical and other benefit costs	(0.4)%
Net decrease in restaurant wages and related costs as a percentage of	(0.8)%
restaurant sales

Other operating expenses:
Lower repairs and maintenance costs	(0.3)%
Other	0.1%
Net decrease in other restaurant operating expenses as a percentage of	(0.2)%
restaurant sales

Advertising expense:
Net change in advertising expense as a percentage of restaurant sales	—%

Pre-opening expense:
Number of restaurants opened	0.3%
Net increase in pre-opening expense	0.3%
Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.7% in the six months ended June 30, 2013 from 3.6% in the six months ended July 1, 2012 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which increased rent expense in the six months ended June 30, 2013 by $2.8 million compared to the six months ended July 1, 2012. This was partially offset by the effect of higher restaurant sales volumes on substantially fixed rental costs at both Pollo Tropical and Taco Cabana.
Consolidated General and Administrative Expenses. General and administrative expenses increased to $24.2 million in the six months ended June 30, 2013 from $21.6 million in the six months ended July 1, 2012 and, as a percentage of total revenues, increased to 8.8% compared to 8.5% in the six months ended July 1, 2012. The increase is due primarily to Fiesta management additions and related costs and other costs related to the transition to a separate infrastructure. In addition, general and administrative expenses in the six months ended June 30, 2013 includes $0.4 million of expenses associated with the underwritten secondary public equity offering completed in March 2013. General and administrative expenses in the six months ended July 1, 2012 includes stock-based compensation expense and other costs of $1.1 million related to the conversion of Carrols Restaurant Group outstanding stock options into either shares of Carrols Restaurant Group common stock or restricted stock in connection with the Spin-off and the acceleration of vesting of restricted stock awards of our former Chairman upon his departure from our board of directors.
Adjusted EBITDA. Adjusted EBITDA, which is one of the measures of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income, see the heading entitled "Management's Use of Non-GAAP Financial Measures".

Adjusted EBITDA for our Pollo Tropical restaurants increased to $21.8 million in the six months ended June 30, 2013 from $21.7 million in the six months ended July 1, 2012 due primarily to the net impact of the increase in revenue, offset by an increase in rent expense and an increase in general and administrative expense. Adjusted EBITDA for our Taco Cabana restaurants increased to $13.7 million in the six months ended June 30, 2013 from $13.1 million in the six months ended July 1, 2012 also primarily due to the net impact of the increase in revenues, partially offset by the increase in rent expense and the increase in general and administrative expense. Adjusted EBITDA for our Pollo Tropical and Taco Cabana restaurants was negatively impacted by an increase in rent expense of $1.1 million and $1.8 million, respectively, in the six months ended June 30, 2013 compared to the six months ended July 1, 2012 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above.
Depreciation and Amortization. Depreciation and amortization expense increased to $10.0 million in the six months ended June 30, 2013 from $9.2 million in the six months ended July 1, 2012 due primarily to increased depreciation due to new company-owned restaurant openings, partially offset by the qualification for sale treatment of the sale-leaseback transactions discussed above, which decreased depreciation expense by $0.7 million in the six months ended June 30, 2013.
Impairment and Other Lease Charges. Impairment and other lease charges in the six months ended June 30, 2013 consisted of a $0.4 million impairment charge for a Taco Cabana location and lease charges related to previously closed locations. Impairment and other lease charges of $6.9 million in the six months ended July 1, 2012 consisted of asset impairment charges of $4.1 million and lease charges of $1.8 million associated with the closure of our five Pollo Tropical restaurants in New Jersey in the six months ended July 1, 2012 and $1.0 million of asset impairment charges for two Taco Cabana restaurants. Two of the five closed Pollo Tropical restaurants' assets were previously impaired in 2011.
Other Income. Other income of $0.5 million in the six months ended June 30, 2013 consists of the gain on sale of a previously closed location.
Interest Expense. Interest expense decreased $4.3 million to $10.0 million in the six months ended June 30, 2013 from $14.3 million in the six months ended July 1, 2012 primarily due to the elimination of interest expense of $3.9 million in the six months ended June 30, 2013 as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of payments under the related real property leases as rent, as discussed above.
Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2013 was derived using an estimated effective annual income tax rate for 2013 of 36.5%, excluding discrete items, while the provision for income taxes for the six months ended July 1, 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.7%, also excluding discrete items. The estimated effective annual income tax rate for 2013 is lower than the effective annual income tax rate estimated in the prior year period, primarily due to the effect of the Work Opportunity Tax Credit that was renewed in early 2013, and adopting a consolidated filing position in the state of Florida in the third quarter of 2012.
Discrete tax adjustments, which include the retroactive effect of renewing the Work Opportunity Tax Credit in 2013, decreased the provision for income taxes by $0.6 million in the six months ended June 30, 2013. The American Taxpayer Relief Act of 2013 (the "Act") was signed into law on January 2, 2013. The Act included a provision to retroactively restore several expired business tax provisions, including the Work Opportunity Tax Credit, as of January 1, 2012, with a new expiration date of December 31, 2013.  Because a change in tax law is accounted for in the period of enactment, and the Act was enacted after Fiesta's fiscal year-end, the retroactive effect of renewing the Work Opportunity Tax Credit is recorded as a discrete item in the six months ended June 30, 2013.
Discrete tax adjustments decreased the provision for income taxes by $0.2 million in the six months ended July 1, 2012.
Net Income. As a result of the foregoing, we had net income of $9.8 million in the six months ended June 30, 2013 compared to net income of $2.1 million in the six months ended July 1, 2012.

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
On August 5, 2011, we and Carrols Restaurant Group entered into new financing arrangements, the proceeds from which were used to distribute funds to Carrols Restaurant Group to enable Carrols Restaurant Group to repay its existing indebtedness, as well as to pay accrued interest and all related fees and expenses. On August 5, 2011 we sold $200.0 million of our 8.875% Senior Secured Second Lien Notes due 2016 (the "Notes") and entered into a $25.0 million senior secured revolving credit facility which was undrawn at closing. Excess cash generated from the financings in August 2011 was approximately $9.5 million. Carrols Restaurant Group transferred $2.5 million of the excess cash from the financings to us in the first quarter of 2012.
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
Operating Activities. Net cash provided by operating activities for the first six months of 2013 and 2012 was $14.9 million and $11.9 million, respectively. The increase in net cash provided by operating activities was primarily due to the increase in net income, partially offset by the decrease in non-cash items such as impairments.
Investing Activities. Net cash used for investing activities in the first six months of 2013 and 2012 was $23.6 million and $19.5 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Six Months Ended June 30, 2013:
New restaurant development	$12,969	$8,415	$—	$21,384
Restaurant remodeling	394	1,098	—	1,492
Other restaurant capital expenditures (1)	1,249	1,430	—	2,679
Corporate and restaurant information systems	83	150	1,981	2,214
Total capital expenditures	$14,695	$11,093	$1,981	$27,769
Number of new restaurant openings	6	5		11
Six Months Ended July 1, 2012:
New restaurant development	$7,236	$3,190	$—	$10,426
Restaurant remodeling	315	2,662	—	2,977
Other restaurant capital expenditures (1)	1,645	1,846	—	3,491
Corporate and restaurant information systems	64	291	175	530
Total capital expenditures	$9,260	$7,989	$175	$17,424
Number of new restaurant openings	3	1		4
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 30, 2013 and July 1, 2012, total restaurant repair and maintenance expenses were approximately $5.7 million and $6.0 million, respectively.

In the first six months of 2013, investing activities also included sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.4 million, as well as the sale of an excess Pollo Tropical property, the net proceeds from which were $1.7 million. The net proceeds from the sales were used to fund additional new restaurant development. In the first six months of 2013, we purchased for $3.0 million two of our existing Taco Cabana restaurant properties to be sold in future sale-leaseback transactions, and in the first six months of 2012 we purchased for $2.1 million one of our existing Pollo Tropical restaurant properties to be sold in a future sale-leaseback transaction.
Financing Activities. Net cash provided by financing activities was $0.4 million and included the excess tax benefit from vesting of restricted shares of $0.5 million. Net cash used in financing activities in the first six months of 2012 was $3.3 million, and included the purchase of five restaurant properties previously accounted for as lease financing obligations from the lessor for $6.0 million, net borrowings on intercompany debt of $0.5 million prior to the Spin-off and the transfer from Carrols to us of $2.5 million of the excess cash proceeds from the 2011 financings.
Senior Secured Credit Facility. We have a senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit). The senior credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the senior credit facility, and matures on February 5, 2016. On June 30, 2013, there were no outstanding borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either the (all terms as defined in the senior credit facility):
1) Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on our Adjusted Leverage Ratio (with a margin of 2.00% at June 30, 2013); or
2) LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on our Adjusted Leverage Ratio (with a margin of 3.00% at June 30, 2013).
Our obligations under our senior credit facility are guaranteed by all of our material subsidiaries and are secured by a first priority lien on substantially all of our assets and our material subsidiaries (including a pledge of all of the capital stock and equity interests of our material subsidiaries).
Our senior credit facility contains certain covenants, including without limitation, those limiting our and our guarantor subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of our business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the senior credit facility).
Our senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of June 30, 2013, we were in compliance with the covenants under our senior credit facility. After reserving $8.4 million for letters of credit guaranteed by the senior credit facility, $16.6 million was available for borrowing under the senior credit facility at June 30, 2013.
Notes. On August 5, 2011, we issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 ("Notes") pursuant to an indenture dated as of August 5, 2011 governing such Notes. The proceeds from the issuance of the Notes were used by Carrols Restaurant Group to repay amounts outstanding under Carrols LLC's prior senior credit facility and Carrols' 9% senior subordinated notes due 2013, as well as to pay related fees and expenses. The Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15. The Notes are guaranteed by all of our material subsidiaries and are secured by second-priority liens on substantially all of our and our material subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our material subsidiaries).
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
The Notes are jointly and severally guaranteed, unconditionally and in full by all of our material subsidiaries which are directly or indirectly wholly-owned by us. Separate condensed consolidating information is not included because we are a holding company with all of our operations conducted through the guarantor subsidiaries. There are no significant restrictions on our ability or the ability of any of the guarantor subsidiaries to obtain funds from our respective subsidiaries. All consolidated amounts in our financial statements are representative of the combined guarantors.
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of ours having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of June 30, 2013 with the restrictive covenants of the indenture governing the Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements for the year ended December 30, 2012 included in our 2012 Annual Report on Form 10-K. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the six months ended June 30, 2013.
Management's Use of Non-GAAP Financial Measures
Adjusted EBITDA is a non-GAAP financial measure. We use Adjusted EBITDA in addition to net income, income from operations, and income before income taxes to assess our performance, and we believe it is important for investors to be able to evaluate the Company using the same measures used by management. We believe this measure is an important indicator of our operational strength and the performance of our business. Adjusted EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies, and should not be considered as an alternative to net income, earnings per share, cash flows from operating activities or other financial information determined under GAAP.
Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions.
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

•
although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and such financial information does not reflect the cash required to fund such replacements; and

•
such financial information does not reflect the effect of earning or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges, other income and expense and stock-based compensation expense) have recurred and may recur.

A reconciliation of Adjusted EBITDA to consolidated net income follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Adjusted EBITDA:
Pollo Tropical	$11,973	$10,450	$21,778	$21,664
Taco Cabana	7,203	6,911	13,731	13,109
Consolidated	19,176	17,361	35,509	34,773
Less:
Depreciation and amortization	5,178	4,377	9,988	9,217
Impairment and other lease charges	456	(39)	551	6,861
Interest expense	5,011	6,329	10,018	14,298
Provision for income taxes	2,967	2,600	4,660	1,118
Stock-based compensation expense	595	173	1,021	1,223
Other income	—	—	(497)	—
Net income	$4,969	$3,921	$9,768	$2,056

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
No change occurred in our internal control over financial reporting during the second quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIESTA RESTAURANT GROUP, INC.

Date: August 8, 2013	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: August 8, 2013	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Vice President, Chief Financial Officer and Treasurer

Date: August 8, 2013	/S/ ANGELA J. NEWELL
(Signature)
Angela J. Newell Vice President, Corporate Controller