Form 10-Q
period 2013-09-29
Fiesta Restaurant Group, Inc.
filed 2013-11-05
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, Fiesta Restaurant Group, Inc. had 23,638,885 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 29, 2013

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(unaudited)

	September 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash	$5,886	$15,533
Trade receivables	6,997	5,935
Inventories	2,457	2,750
Prepaid rent	2,388	2,094
Prepaid expenses and other current assets	4,617	2,596
Deferred income taxes	2,424	2,049
Total current assets	24,769	30,957
Property and equipment, net	144,407	126,516
Goodwill	123,484	123,484
Intangible assets, net	141	202
Deferred income taxes	12,642	13,101
Deferred financing costs, net	4,511	5,690
Other assets	3,308	3,779
Total assets	$313,262	$303,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$56	$60
Accounts payable	8,966	10,411
Accrued interest	2,303	6,761
Accrued payroll, related taxes and benefits	12,871	14,719
Accrued real estate taxes	4,648	3,366
Other liabilities	5,968	5,961
Total current liabilities	34,812	41,278
Long-term debt, net of current portion	200,847	200,889
Lease financing obligations (Note 5)	3,035	3,029
Deferred income—sale-leaseback of real estate	34,696	36,096
Other liabilities (Note 3)	11,957	11,933
Total liabilities	285,347	293,225
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares; issued 23,643,983 and 23,514,437 shares, respectively, and outstanding 22,999,917 and 22,748,241 shares, respectively	230	227
Additional paid-in capital	12,852	10,254
Retained earnings	14,833	23
Total stockholders' equity	27,915	10,504
Total liabilities and stockholders' equity	$313,262	$303,729

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenues:
Restaurant sales	$140,069	$127,648	$413,435	$381,422
Franchise royalty revenues and fees	609	525	1,747	1,726
Total revenues	140,678	128,173	415,182	383,148
Costs and expenses:
Cost of sales	45,162	41,021	132,891	123,106
Restaurant wages and related expenses (including stock-based compensation expense of $1, $1, $2 and $9, respectively)	36,979	33,860	107,914	101,821
Restaurant rent expense	6,853	6,224	19,699	15,421
Other restaurant operating expenses	18,283	16,529	51,786	48,119
Advertising expense	4,271	3,757	13,275	11,923
General and administrative (including stock-based compensation expense of $657, $379, $1,677 and $1,594, respectively)	11,685	11,198	35,895	32,800
Depreciation and amortization	5,129	4,486	15,117	13,703
Pre-opening costs	590	232	2,379	1,056
Impairment and other lease charges (Note 2)	(312)	(45)	239	6,816
Other income	(57)	—	(554)	—
Total operating expenses	128,583	117,262	378,641	354,765
Income from operations	12,095	10,911	36,541	28,383
Interest expense	4,457	5,036	14,475	19,334
Income before income taxes	7,638	5,875	22,066	9,049
Provision for income taxes (Note 6)	2,596	2,226	7,256	3,344
Net income	$5,042	$3,649	$14,810	$5,705
Basic and diluted net income per share	$0.21	$0.16	$0.63	$0.25
Basic and diluted weighted average common shares outstanding (Note 9)	22,986,615	22,747,044	22,921,233	22,937,270

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of		Additional	Retained	Total
	Common	Common	Paid-In	Earnings	Stockholders'
	Stock Shares	Stock	Capital	(Deficit)	Equity
Balance at January 1, 2012	23,161,822	$227	$3,345	$(8,244)	$(4,672)
Capital contributions	—	—	4,154	—	4,154
Stock-based compensation	—	—	1,400	—	1,400
Issuance of non-vested shares at spin-off	(434,397)	—	—	—	—
Vesting of restricted shares	20,799	—	—	—	—
Net income	—	—	—	5,705	5,705
Balance at September 30, 2012	22,748,224	$227	$8,899	$(2,539)	$6,587

Balance at December 30, 2012	22,748,241	$227	$10,254	$23	$10,504
Capital contributions			96		96
Stock-based compensation	—	—	1,679	—	1,679
Vesting of restricted shares and related tax benefit	251,676	3	823	—	826
Net income	—	—	—	14,810	14,810
Balance at September 29, 2013	22,999,917	$230	$12,852	$14,833	$27,915

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$14,810	$5,705
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment	(261)	101
Stock-based compensation	1,679	1,401
Impairment and other lease charges	239	6,816
Loss on settlement of lease financing obligations	—	120
Depreciation and amortization	15,117	13,703
Amortization of deferred financing costs	1,194	1,234
Amortization of deferred gains from sale-leaseback transactions	(2,588)	(1,493)
Accretion of interest on lease financing obligations	6	220
Deferred income taxes	34	(1,221)
Changes in other operating assets and liabilities	(9,921)	(5,308)
Net cash provided by operating activities	20,309	21,278
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(28,442)	(16,790)
Restaurant remodeling	(2,602)	(5,931)
Other restaurant capital expenditures	(4,152)	(5,300)
Corporate and restaurant information systems	(3,595)	(849)
Total capital expenditures	(38,791)	(28,870)
Properties purchased for sale-leaseback	(4,438)	(2,082)
Proceeds from sale-leaseback transactions	10,774	1,491
Proceeds from sales of other properties	1,734	934
Net cash used in investing activities	(30,721)	(28,527)
Cash flows from financing activities:
Borrowings from Carrols Restaurant Group, Inc., net	—	500
Capital contribution from Carrols Restaurant Group, Inc.	—	2,500
Excess tax benefit from vesting of restricted shares	826	—
Borrowings on revolving credit facility	—	2,100
Repayments on revolving credit facility	—	(2,100)
Principal payments on capital leases	(46)	(45)
Deferred financing costs	—	(231)
Settlement of lease financing obligations	—	(6,047)
Other	(15)	—
Net cash provided by (used in) financing activities	765	(3,323)
Net decrease in cash	(9,647)	(10,572)
Cash, beginning of period	15,533	13,670
Cash, end of period	$5,886	$3,098
Supplemental disclosures:
Interest paid on long-term debt	$18,172	$18,668
Interest paid on lease financing obligations	$191	$4,143
Accruals for capital expenditures	$2,123	$579
Income tax payments, net	$7,106	$2,601
Non-cash reduction of lease financing obligations	$—	$114,165
Non-cash reduction of assets subject to lease financing obligations	$—	$80,419
Non-cash capital contribution from former parent	$96	$1,654

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At September 29, 2013, Fiesta operated 100 Pollo Tropical® restaurants, of which 94 were located in Florida, four were located in Georgia and two were located in Tennessee, and franchised a total of 38 Pollo Tropical restaurants, including 18 in Puerto Rico, one in Ecuador, two in Honduras, one in the Bahamas, two in Trinidad & Tobago, three in Venezuela, three in Costa Rica, two in Panama, one in the Dominican Republic, one in India and four on college campuses in Florida. At September 29, 2013, the Company also owned and operated 164 Taco Cabana® restaurants, of which 161 were located in Texas and three were located in Oklahoma, and franchised a total of eight Taco Cabana restaurants, including four in New Mexico, one in Georgia and three non-traditional locations (two college campuses and one sports arena) in Texas.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2012 contained 52 weeks. The three and nine months ended September 29, 2013 and September 30, 2012 each contained thirteen and thirty-nine weeks, respectively.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 29, 2013 and September 30, 2012 have been prepared without an audit pursuant to the rules and regulations of the Securities Exchange Commission and do not include certain information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 29, 2013 and September 30, 2012 are not necessarily indicative of the results to be expected for the full year.
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

•
Senior Secured Second Lien Notes. The fair value of outstanding senior secured second lien notes, which was approximately $212.5 million at September 29, 2013, is based on recent trading values, which are considered Level 1. The senior secured second lien notes are recorded in Long-term debt, net of current portion and had a carrying value of $200.0 million at September 29, 2013.

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. For those restaurants reviewed for impairment where the Company owns the land and building, the Company also utilized third-party information such as a broker market price opinion to determine the fair value of the property. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the nine months ended September 29, 2013 totaled less than $0.1 million.
Impairment of long-lived assets for the Company’s segments and other lease charges recorded were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Pollo Tropical	$(37)	$94	$(99)	$5,931
Taco Cabana	(275)	(139)	338	885
	$(312)	$(45)	$239	$6,816
During the three and nine months ended September 29, 2013, the Company recorded lease charge recoveries, net of other lease charges, of $(0.3) million and $(0.2) million, respectively, related to previously closed locations. The Company also recorded an impairment charge of $0.4 million related to a Taco Cabana restaurant during the nine months ended September 29, 2013.
During the nine months ended September 30, 2012, the Company recorded other lease charges, net of recoveries, of $1.5 million and impairment charges of $4.1 million associated with the closure of the Company’s five Pollo Tropical restaurants in New Jersey in the first quarter of 2012. The Company also recorded an impairment charge of $0.5 million related to a Pollo Tropical restaurant and $1.0 million related to two Taco Cabana restaurants and a recovery of other lease charges of $(0.2) million related to a non-operating Pollo Tropical restaurant during the nine months ended September 30, 2012.
3. Other Liabilities, Long-Term
Other liabilities, long-term, consisted of the following:

	September 29, 2013	December 30, 2012
Accrued occupancy costs	$9,288	$8,493
Accrued workers’ compensation and general liability claims	935	1,270
Deferred compensation	487	812
Other	1,247	1,358
	$11,957	$11,933
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.2 million and $1.7 million are included in long-term accrued occupancy costs above at September 29, 2013 and December 30, 2012, respectively, with the remainder in other current liabilities:

	Nine Months Ended September 29, 2013	Year Ended December 30, 2012
Balance, beginning of period	$2,432	$2,246
Provisions for restaurant closures	—	1,796
Recoveries, net of additional lease charges	(158)	(377)
Payments, net	(834)	(1,496)
Other adjustments	105	263
Balance, end of period	$1,545	$2,432

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

4. Former Related Party Transactions
Effective upon the completion of the Spin-off, Fiesta Restaurant Group ceased to be a related party of Carrols.
Prior to the date of the Spin-off, the Company's expenses included allocations from Carrols of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting, internal audit and human resources and certain other administrative functions. The Company's allocated administrative expenses from Carrols were $4.2 million for the pre-spin period in 2012.
As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of administrative expenses are reasonable. However, such expenses may not be indicative of the actual expenses that would have been or will be incurred by the Company now that it is operating as a stand-alone company. As such, the financial information herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company in the future or if the Company had been a stand-alone entity during the periods presented.
In the first quarter of 2012, Carrols made a capital contribution in cash to the Company of $2.5 million. The capital contribution in cash was a portion of the excess cash proceeds from debt financings completed in August 2011. In 2012, and prior to the Spin-off, Carrols made non-cash contributions of $1.7 million to the Company, which related to the transfer of income tax- related assets and liabilities. In 2013, Carrols made additional non-cash contributions of $0.1 million to the Company, which also related to the transfer of income tax-related assets and liabilities for periods prior to the Spin-off.
As of September 29, 2013 and December 30, 2012, the Company owed $0.8 million and $2.7 million, respectively, to Carrols, which is included in accounts payable in the accompanying condensed consolidated balance sheets.
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

•
Transition Services Agreement. Under the TSA, Carrols and Carrols Corp. agreed to provide certain support services (including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services) to the Company, and the Company agreed to provide certain limited management services (including certain legal services) to Carrols and Carrols Corp. The charge for transition services is intended to allow Carrols to recover its direct and indirect costs incurred in providing those services. The TSA became effective upon consummation of the Spin-off and will continue for a period of three years provided that the Company may extend the term of the TSA by one additional year upon 90 days prior written notice to Carrols or may terminate the TSA with respect to any service provided thereunder at any time upon 90 days prior written notice to Carrols. During the three and nine months ended September 29, 2013, the Company recognized expenses of $0.3 million and $2.7 million, respectively, related to the TSA. The Company incurred costs of $1.5 million and $2.6 million in the three and nine months ended September 30, 2012 related to the TSA.

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
The interest rates on the remaining lease financing obligations ranged from 8.6% to 8.8% at September 29, 2013. Interest expense associated with lease financing obligations was $0.1 million for the three months ended September 29, 2013 and September 30, 2012 and $0.2 million and $4.4 million, respectively, for the nine months ended September 29, 2013 and September 30, 2012.
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
The Company’s income tax provision was comprised of the following for the three and nine months ended September 29, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Current	$2,539	$683	$7,222	$4,565
Deferred	57	1,543	34	(1,221)
	$2,596	$2,226	$7,256	$3,344

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
The provision for income taxes for the three and nine months ended September 29, 2013 was derived using an estimated effective annual income tax rate for 2013 of 36.5%, which excludes any discrete tax adjustments. The discrete tax adjustment for the retroactive effect of renewing the Work Opportunity Tax Credit decreased the provision for income taxes by $0.6 million in the nine months ended September 29, 2013. Other discrete tax adjustments decreased the provision for income taxes by $0.2 million in the three and nine months ended September 29, 2013.
The provision for income taxes for the three and nine months ended September 30, 2012 was derived using an estimated effective annual income tax rate for 2012 of 39.3%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $25 thousand for three months ended September 30, 2012 and decreased the provision for income taxes by $0.2 million in the nine months ended September 30, 2012.

7. Stock-Based Compensation
Prior to the Spin-off, certain of the Company's employees participated in the Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, as amended (the "Carrols Plan"). In conjunction with the Spin-off, the Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. For the three and nine months ended September 29, 2013 and the period May 7, 2012 through September 30, 2012, the condensed consolidated statements of operations include expenses related to the Company's employees' and directors' participation in both the Carrols Plan and the Fiesta Plan. For the period from January 2, 2012 through the Spin-off, the condensed consolidated statement of operations includes expenses related to the Company's employees' and directors' participation in the Carrols Plan.
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
Stock-based compensation expense for the three and nine months ended September 29, 2013 was $0.7 million and $1.7 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2012 was $0.4 million and $1.6 million, respectively, and included $0.4 million of expense in the nine months ended September 30, 2012 related to the accelerated vesting of the non-vested restricted shares of the former Chairman of the Company's board of directors upon his departure from the Company's board of directors in the first quarter of 2012. As of September 29, 2013, the total unrecognized stock-based compensation expense relating to non-vested restricted shares was approximately $6.6 million. At September 29, 2013, the remaining weighted average vesting period for non-vested restricted shares was 2.3 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

 Non-vested Shares
 A summary of all non-vested restricted share activity for the nine months ended September 29, 2013 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Price
Non-vested at December 30, 2012	766,196	$12.49
Granted	161,546	21.35
Vested	(251,676)	12.07
Forfeited	(32,000)	12.98
Non-vested at September 29, 2013	644,066	$14.85

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

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 29, 2013:
Restaurant sales	$65,994	$74,075	$—	$140,069
Franchise revenue	484	125	—	609
Cost of sales	21,960	23,202	—	45,162
Restaurant wages and related expenses (1)	14,966	22,013	—	36,979
Restaurant rent expense	2,625	4,228	—	6,853
Other restaurant operating expenses	8,236	10,047	—	18,283
Advertising expense	1,710	2,561	—	4,271
General and administrative expense (2)	6,106	5,579	—	11,685
Depreciation and amortization	2,367	2,762	—	5,129
Pre-opening costs	476	114	—	590
Impairment and other lease charges	(37)	(275)	—	(312)
Interest expense	1,937	2,520	—	4,457
Income before taxes	6,132	1,506	—	7,638
Capital expenditures	6,832	2,892	1,298	11,022
September 30, 2012:
Restaurant sales	$57,354	$70,294	$—	$127,648
Franchise revenue	430	95	—	525
Cost of sales	18,998	22,023	—	41,021
Restaurant wages and related expenses (1)	13,254	20,606	—	33,860
Restaurant rent expense	2,298	3,926	—	6,224
Other restaurant operating expenses	6,893	9,636	—	16,529
Advertising expense	1,846	1,911	—	3,757
General and administrative expense (2)	5,550	5,648	—	11,198
Depreciation and amortization	2,008	2,473	5	4,486
Pre-opening costs	48	184	—	232
Impairment and other lease charges	94	(139)	—	(45)
Interest expense	2,274	2,762	—	5,036
Income before taxes	4,523	1,357	(5)	5,875
Capital expenditures	4,149	7,045	252	11,446

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Nine Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 29, 2013:
Restaurant sales	$192,372	$221,063	$—	$413,435
Franchise revenue	1,380	367	—	1,747
Cost of sales	63,803	69,088	—	132,891
Restaurant wages and related expenses (1)	43,466	64,448	—	107,914
Restaurant rent expense	7,220	12,479	—	19,699
Other restaurant operating expenses	22,849	28,937	—	51,786
Advertising expense	4,432	8,843	—	13,275
General and administrative expense (2)	18,573	17,322	—	35,895
Depreciation and amortization	6,780	8,337	—	15,117
Pre-opening costs	1,706	673	—	2,379
Impairment and other lease charges	(99)	338	—	239
Interest expense	6,436	8,039	—	14,475
Income before taxes	19,083	2,983	—	22,066
Capital expenditures	21,527	13,985	3,279	38,791
September 30, 2012:
Restaurant sales	$171,327	$210,095	$—	$381,422
Franchise revenue	1,481	245	—	1,726
Cost of sales	56,895	66,211	—	123,106
Restaurant wages and related expenses (1)	39,745	62,076	—	101,821
Restaurant rent expense	5,386	10,035	—	15,421
Other restaurant operating expenses	20,234	27,885	—	48,119
Advertising expense	3,963	7,960	—	11,923
General and administrative expense (2)	15,852	16,948	—	32,800
Depreciation and amortization	6,191	7,507	5	13,703
Pre-opening costs	735	321	—	1,056
Impairment and other lease charges	5,931	885	—	6,816
Interest expense	8,249	11,085	—	19,334
Income (loss) before taxes	9,626	(572)	(5)	9,049
Capital expenditures	13,409	15,034	427	28,870
Identifiable Assets:
September 29, 2013:	$139,505	$162,393	$11,364	$313,262
December 30, 2012	128,593	167,348	7,788	303,729

(1) Includes stock-based compensation expense of $1 and $2 for the three and nine months ended September 29, 2013, respectively, and $1 and $9 for the three and nine months ended September 30, 2012, respectively.
(2) Includes stock-based compensation expense of $657 and $1,677 for the three and nine months ended September 29, 2013, respectively, and $379 and $1,594 for the three and nine months ended September 30, 2012, respectively.

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
The computation of basic and diluted net income per share for the three and nine months ended September 29, 2013 and September 30, 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Basic and diluted net income per share:
Net income	$5,042	$3,649	$14,810	$5,705
Less: income allocated to participating securities	(140)	(82)	(451)	(96)
Net income available to common stockholders	$4,902	$3,567	$14,359	$5,609
Basic and diluted weighted average common shares outstanding	22,986,615	22,747,044	22,921,233	22,937,270
Basic and diluted net income per share	$0.21	$0.16	$0.63	$0.25

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2012 contained 52 weeks. The three and nine months ended September 29, 2013 and September 30, 2012 each contained thirteen and thirty-nine weeks, respectively.

Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 25 years and 35 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, fresh and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru service. As of September 29, 2013, our company-owned restaurants included 100 Pollo Tropical restaurants and 164 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of September 29, 2013, we had 38 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Costa Rica, Panama, the Dominican Republic, India and on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in the existing markets of Venezuela, North India, Trinidad & Tobago, Honduras, Costa Rica and Panama, and we have agreements to develop new restaurants in the additional markets of Aruba, Curacao, Bonaire and Guatemala. While we are currently not actively franchising our Taco Cabana restaurants beyond non-traditional locations such as airports and universities, we had eight Taco Cabana franchised restaurants as of September 29, 2013, located in Texas, New Mexico and Georgia.

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

During the three and nine months ended September 29, 2013, we incurred costs of $0.3 million and $2.7 million related to the TSA, which became effective on May 7, 2012. We recognized expenses of $1.5 million and $2.6 million in the three and nine months ended September 30, 2012 related to the TSA. In October 2013, the Company terminated the TSA with respect to substantially all of the remaining services provided under the TSA with the exception of certain information technology services and other miscellaneous services. We currently expect to terminate the remaining services under the TSA by December 29, 2013.
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
As a result of the qualification of these leases discussed above and purchase of the five properties mentioned above, restaurant rent expense was $2.8 million higher, depreciation expense was $0.7 million lower and interest expense was $3.9 million lower in the nine months ended September 29, 2013 compared to the same period in 2012.
Executive Summary-Consolidated Operating Performance for the Three Months Ended September 29, 2013
Our third quarter 2013 results and highlights include the following:

•Net income increased $1.4 million to $5.0 million in the third quarter of 2013, or $0.21 per diluted share, compared to a net income of $3.6 million, or $0.16 per diluted share in the third quarter of 2012, primarily due to the net impact of the growth in revenues discussed below.

•Total revenues increased 9.8% in the third quarter of 2013 to $140.7 million compared to $128.2 million in the third quarter of 2012, driven primarily by an increase in the number of our company-owned restaurants and an increase in comparable restaurant sales of 6.5% for our Pollo Tropical restaurants and 1.8% for our Taco Cabana restaurants. The growth in comparable restaurant sales resulted primarily from an increase in average check of 3.3% at Pollo Tropical and 1.9% at Taco Cabana and an increase in transactions at Pollo Tropical of 3.2% and a decrease in transactions at Taco Cabana of 0.1%.

•During the third quarter of 2013, we opened four new company-owned Pollo Tropical restaurants.

•Adjusted EBITDA increased $1.8 million in the third quarter of 2013 to $17.5 million compared to $15.7 million in the third quarter of 2012, primarily due to the net impact of the increase in revenues, partially offset by increased general and administrative expenses as a result of the Spin-off. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income, see the heading entitled "Management's Use of Non-GAAP Financial Measures".

Results of Operations
Three Months Ended September 29, 2013 Compared to Three Months Ended September 30, 2012
The following table sets forth, for the three months ended September 29, 2013 and September 30, 2012, selected consolidated operating results as a percentage of consolidated restaurant sales:

	Three Months Ended
	September 29, 2013	September 30, 2012
Restaurant sales:
Pollo Tropical	47.1%	44.9%
Taco Cabana	52.9%	55.1%
Consolidated restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	32.2%	32.1%
Restaurant wages and related expenses	26.4%	26.5%
Restaurant rent expense	4.9%	4.9%
Other restaurant operating expenses	13.1%	12.9%
Advertising expense	3.0%	2.9%
Pre-opening costs	0.4%	0.2%
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants:

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

December 30, 2012	91	35	126	160	8	168
New	2	1	3	2	—	2
Closed	—	—	—	—	—	—
March 31, 2013	93	36	129	162	8	170
New	4	3	7	3	—	3
Closed	(1)	(1)	(2)	(1)	—	(1)
June 30, 2013	96	38	134	164	8	172
New	4	2	6	—	—	—
Closed	—	(2)	(2)	—	—	—
September 29, 2013	100	38	138	164	8	172

January 1, 2012	91	31	122	158	5	163
New	—	2	2	—	—	—
Closed	(5)	—	(5)	(1)	—	(1)
April 1, 2012	86	33	119	157	5	162
New	3	2	5	1	—	1
Closed	—	—	—	—	—	—
July 1, 2012	89	35	124	158	5	163
New	1	—	1	2	—	2
Closed	—	—	—	—	—	—
September 30, 2012	90	35	125	160	5	165

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
Total revenues increased 9.8% to $140.7 million in the third quarter of 2013 from $128.2 million in the third quarter of 2012. Restaurant sales increased 9.7% to $140.1 million in the third quarter of 2013 from $127.6 million in the third quarter of 2012. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the third quarter of 2013 compared to the third quarter of 2012 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$3.5
Impact of new stores, net of closed stores	5.1
Total increase	$8.6

Taco Cabana:
Increase in comparable restaurant sales	$1.2
Impact of new stores, net of closed stores	2.6
Total increase	$3.8
Comparable restaurant sales for Pollo Tropical increased 6.5% in the third quarter of 2013. Comparable restaurant sales for Taco Cabana in the third quarter of 2013 increased 1.8%. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases in comparable restaurant sales result from an increase in guest traffic and an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 2.3% in the third quarter of 2013 as compared to the third quarter of 2012. For Taco Cabana, menu price increases drove an increase in restaurant sales of 1.9% in the third quarter of 2013 as compared to the third quarter of 2012.
Franchise revenues increased slightly to $0.6 million in the third quarter of 2013 from $0.5 million in the third quarter of 2012.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the third quarter of 2013 compared to the third quarter of 2012. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Higher commodity costs	0.9%
Menu price increases	(0.8)%
Sales mix and waste	0.2%
Discounts and promotions	(0.2)%
Other	0.1%
Net increase in cost of sales as a percentage of restaurant sales	0.2%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.3)%
Lower workers' compensation claim costs	(0.3)%
Other	0.2%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.4)%

Other operating expenses:
Lower utility costs	(0.1)%
Higher insurance costs	0.6%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.5%

Advertising expense:
Timing of promotions	(0.6)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.6)%

Pre-opening expense:
Increase in number of restaurants opened	0.6%
Net increase in pre-opening expense as a percentage of restaurant sales	0.6%

Taco Cabana:
Cost of sales:
Higher commodity costs	0.3%
Menu price increases	(0.6)%
Sales mix and waste	0.5%
Other	(0.2)%
Net change in cost of sales as a percentage of restaurant sales	—%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.4)%
Higher medical and other benefit costs	0.7%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.4%

Other operating expenses:
Lower repairs and maintenance costs	(0.1)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.1)%

Advertising expense:
Timing of promotions	0.8%
Net increase in advertising expense as a percentage of restaurant sales	0.8%

Pre-opening expense:
Decrease in number of restaurants opened	(0.1)%
Net decrease in pre-opening expense as a percentage of restaurant sales	(0.1)%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, was 4.9% in the third quarter of 2013 and 4.9% the third quarter of 2012.
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
General and administrative expenses increased to $11.7 million in the third quarter of 2013 from $11.2 million in the third quarter of 2012 but, as a percentage of total revenues, decreased to 8.3% compared to 8.7% in the third quarter of 2012. The increase was due primarily to Fiesta management additions and other costs related to the transition to a separate infrastructure.
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
Adjusted EBITDA for Pollo Tropical increased to $10.7 million in the third quarter of 2013 from $9.1 million in the third quarter of 2012 due primarily to the net impact of the increase in revenues, partially offset by an increase in pre-opening costs and insurance costs and an increase in general and administrative expense. Adjusted EBITDA for Taco Cabana increased to $6.8 million in the third quarter of 2013 from $6.7 million in the third quarter of 2012 primarily due to the net impact of the increase in revenues and a decrease in general and administrative expense.

Depreciation and Amortization. Depreciation and amortization expense increased to $5.1 million in the third quarter of 2013 from $4.5 million in the third quarter of 2012 due primarily to increased depreciation relating to new company-owned restaurant openings.
Impairment and Other Lease Charges. Impairment and other lease charges in the third quarter of 2013 consisted of $0.3 million of lease charge recoveries related to previously closed locations. Impairment and other lease charges for the third quarter of 2012 included an impairment charge of $0.5 million related to a Pollo Tropical restaurant, offset by recoveries of additional sub-lease income related to two Pollo Tropical restaurants and one Taco Cabana restaurant totaling $0.6 million.
Interest Expense. Interest expense decreased $0.6 million to $4.5 million in the third quarter of 2013 from $5.0 million in the third quarter 2012 primarily due to the year-to-date capitalization of interest in the third quarter of 2013 driven by an increase in new store construction.
Provision for Income Taxes. The provision for income taxes for the third quarter of 2013 was derived using an estimated effective annual income tax rate for 2013 of 36.5%, excluding discrete items, while the provision for income taxes for the third quarter of 2012 was derived using an estimated effective annual income tax rate for 2012 of 39.3%, also excluding discrete items. The estimated effective annual income tax rate for 2013 is lower than the effective annual income tax rate estimated in the third quarter of 2012, primarily due to the effect of the Work Opportunity Tax Credit that was renewed in early 2013.
Discrete tax adjustments decreased the provision for income taxes by $0.2 million in the third quarter of 2013 and increased the provision for income taxes by $25,000 in the third quarter of 2012.
Net Income. As a result of the foregoing, we had net income of $5.0 million in the third quarter of 2013 compared to net income of $3.6 million in the third quarter of 2012.

Nine Months Ended September 29, 2013 Compared to Nine Months Ended September 30, 2012
The following table sets forth, for the nine months ended September 29, 2013 and September 30, 2012, selected consolidated operating results as a percentage of consolidated restaurant sales:

	Nine Months Ended
	September 29, 2013	September 30, 2012
Restaurant sales:
Pollo Tropical	46.5%	44.9%
Taco Cabana	53.5%	55.1%
Consolidated restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	32.1%	32.3%
Restaurant wages and related expenses	26.1%	26.7%
Restaurant rent expense	4.8%	4.0%
Other restaurant operating expenses	12.5%	12.6%
Advertising expense	3.2%	3.1%
Pre-opening costs	0.6%	0.3%

Consolidated Revenues. Total revenues increased 8.4% to $415.2 million in the nine months ended September 29, 2013 from $383.1 million in the nine months ended September 30, 2012. Restaurant sales also increased 8.4% to $413.4 million in the nine months ended September 29, 2013 from $381.4 million in the nine months ended September 30, 2012. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$9.1
Impact of new stores, net of closed stores	12.2
Other	(0.3)
Total increase	$21.0

Taco Cabana:
Increase in comparable restaurant sales	$3.3
Impact of new stores, net of closed stores	7.6
Other	0.1
Total increase	$11.0
Comparable restaurant sales for Pollo Tropical increased 5.5% in the nine months ended September 29, 2013. Comparable restaurant sales for Taco Cabana increased 1.6% in the nine months ended September 29, 2013. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 2.3% in the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012. For Taco Cabana, menu price increases drove an increase in restaurant sales of 2.1% in the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012.
Franchise revenues were $1.7 million in the nine months ended September 29, 2013 and September 30, 2012.

Operating costs and expenses. The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Higher commodity costs	0.8%
Menu price increases	(0.8)%
Sales mix and waste	0.2%
Discounts and promotions	(0.2)%
Net change in cost of sales as a percentage of restaurant sales	—%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.2)%
Lower workers' compensation claim costs	(0.3)%
Lower medical and other benefit costs	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.6)%

Other operating expenses:
Lower utility costs	(0.2)%
Lower repairs and maintenance costs	(0.1)%
Higher insurance costs	0.3%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.1%

Advertising expense:
Net change in advertising expense as a percentage of restaurant sales	—%

Pre-opening expense:
Increase in number of restaurants opened	0.5%
Net increase in pre-opening expense as a percentage of restaurant sales	0.5%

Taco Cabana:
Cost of sales:
Higher commodity costs	0.2%
Menu price increases	(0.5)%
Sales mix and waste	0.2%
Other	(0.1)%
Net decrease in cost of sales as a percentage of restaurant sales	(0.2)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.4)%
Higher workers' compensation claim costs	0.1%
Net decrease in restaurant wages and related costs as a percentage of	(0.3)%
restaurant sales

Other operating expenses:
Lower repairs and maintenance costs	(0.3)%
Other	0.1%
Net decrease in other restaurant operating expenses as a percentage of	(0.2)%
restaurant sales

Advertising expense:
Timing of promotions	0.2%
Net increase in advertising expense as a percentage of restaurant sales	0.2%

Pre-opening expense:
Increase in number of restaurants opened	0.1%
Net increase in pre-opening expense as a percentage of restaurant sales	0.1%
Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.8% in the nine months ended September 29, 2013 from 4.0% in the nine months ended September 30, 2012 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which increased rent expense in the nine months ended September 29, 2013 by $2.8 million compared to the nine months ended September 30, 2012.
Consolidated General and Administrative Expenses. General and administrative expenses increased to $35.9 million in the nine months ended September 29, 2013 from $32.8 million in the nine months ended September 30, 2012 and, as a percentage of total revenues, was 8.6% in the nine months ended September 29, 2013 and September 30, 2012. The increase is due primarily to Fiesta management additions and related costs and other costs related to the transition to a separate infrastructure. In addition, general and administrative expenses in the nine months ended September 29, 2013 includes $0.4 million of expenses associated with the underwritten secondary public equity offering completed in March 2013. General and administrative expenses in the nine months ended September 30, 2012 includes stock-based compensation expense and other costs of $1.1 million related to the conversion of Carrols Restaurant Group outstanding stock options into either shares of Carrols Restaurant Group common stock or restricted stock in connection with the Spin-off and the acceleration of vesting of restricted stock awards of our former Chairman upon his departure from our board of directors.
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

Adjusted EBITDA for Pollo Tropical increased to $32.5 million in the nine months ended September 29, 2013 from $30.7 million in the nine months ended September 30, 2012 due primarily to the net impact of the increase in revenue, offset by an increase in rent expense, insurance costs and pre-opening costs and an increase in general and administrative expense. Adjusted EBITDA for Taco Cabana increased to $20.5 million in the nine months ended September 29, 2013 from $19.8 million in the nine months ended September 30, 2012 also primarily due to the net impact of the increase in revenues, partially offset by the increase in rent expense and the increase in general and administrative expense. Adjusted EBITDA for Pollo Tropical and Taco Cabana was negatively impacted by an increase in rent expense of $1.1 million and $1.8 million, respectively, in the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above.
Depreciation and Amortization. Depreciation and amortization expense increased to $15.1 million in the nine months ended September 29, 2013 from $13.7 million in the nine months ended September 30, 2012 due primarily to increased depreciation due to new company-owned restaurant openings, partially offset by the qualification for sale treatment of the sale-leaseback transactions discussed above, which decreased depreciation expense by $0.7 million in the nine months ended September 29, 2013.
Impairment and Other Lease Charges. Impairment and other lease charges in the nine months ended September 29, 2013 consisted of a $0.4 million impairment charge for a Taco Cabana location and recoveries, net of other lease charges related to previously closed locations of $0.2 million. Impairment and other lease charges of $6.8 million in the nine months ended September 30, 2012 consisted of asset impairment charges of $4.1 million and lease charges, net of recoveries, of $1.3 million associated with the closure of our five Pollo Tropical restaurants in New Jersey in the first quarter of 2012, a recovery of other lease charges of $0.2 million related to a non-operating Pollo Tropical restaurant and $1.0 million of asset impairment charges for two Taco Cabana restaurants and $0.5 million for one Pollo Tropical restaurant. Two of the five closed Pollo Tropical restaurants' assets were previously impaired in 2011.
Other Income. Other income of $0.6 million in the nine months ended September 29, 2013 consists primarily of the gain on sale of a previously closed location.
Interest Expense. Interest expense decreased $4.9 million to $14.5 million in the nine months ended September 29, 2013 from $19.3 million in the nine months ended September 30, 2012 primarily due to the elimination of interest expense of $3.9 million in the nine months ended September 29, 2013 as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of payments under the related real property leases as rent, as discussed above and the capitalization of interest driven by the increase in new store construction.
Provision for Income Taxes. The provision for income taxes for the nine months ended September 29, 2013 was derived using an estimated effective annual income tax rate for 2013 of 36.5%, excluding discrete items, while the provision for income taxes for the nine months ended September 30, 2012 was derived using an estimated effective annual income tax rate for 2012 of 39.3%, also excluding discrete items. The estimated effective annual income tax rate for 2013 is lower than the effective annual income tax rate estimated in the prior year period, primarily due to the effect of the Work Opportunity Tax Credit that was renewed in early 2013.
Discrete tax adjustments, which include the retroactive effect of renewing the Work Opportunity Tax Credit in 2013, decreased the provision for income taxes by $0.8 million in the nine months ended September 29, 2013. The American Taxpayer Relief Act of 2013 (the "Act") was signed into law on January 2, 2013. The Act included a provision to retroactively restore several expired business tax provisions, including the Work Opportunity Tax Credit, as of January 1, 2012, with a new expiration date of December 31, 2013.  Because a change in tax law is accounted for in the period of enactment, and the Act was enacted after Fiesta's fiscal year-end, the retroactive effect of renewing the Work Opportunity Tax Credit is recorded as a discrete item in the nine months ended September 29, 2013.
Discrete tax adjustments decreased the provision for income taxes by $0.2 million in the nine months ended September 30, 2012.
Net Income. As a result of the foregoing, we had net income of $14.8 million in the nine months ended September 29, 2013 compared to net income of $5.7 million in the nine months ended September 30, 2012.

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
Operating Activities. Net cash provided by operating activities for the first nine months of 2013 and 2012 was $20.3 million and $21.3 million, respectively. The decrease in net cash provided by operating activities was driven by the change in operating assets and liabilities primarily as a result of the timing of tax payments and payments under the TSA, partially offset by the increase in net income before impairments.
Investing Activities. Net cash used for investing activities in the first nine months of 2013 and 2012 was $30.7 million and $28.5 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Nine Months Ended September 29, 2013:
New restaurant development	$19,169	$9,273	$—	$28,442
Restaurant remodeling	496	2,106	—	2,602
Other restaurant capital expenditures (1)	1,707	2,445	—	4,152
Corporate and restaurant information systems	155	161	3,279	3,595
Total capital expenditures	$21,527	$13,985	$3,279	$38,791
Number of new restaurant openings	10	5		15
Nine Months Ended September 30, 2012:
New restaurant development	$10,317	$6,473	$—	$16,790
Restaurant remodeling	557	5,374	—	5,931
Other restaurant capital expenditures (1)	2,442	2,858	—	5,300
Corporate and restaurant information systems	93	329	427	849
Total capital expenditures	$13,409	$15,034	$427	$28,870
Number of new restaurant openings	4	3		7
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 29, 2013 and September 30, 2012, total restaurant repair and maintenance expenses were approximately $8.8 million in both periods.

For the full year 2013, we anticipate that total capital expenditures will range from $45 million to $50 million which includes costs to open 18 company-owned restaurants, although the actual amount of capital expenditures may differ from these estimates. In 2014, we anticipate that total capital expenditures will range from $60 million to $65 million which includes costs to open 22 to 26 additional company-owned restaurants.
In the first nine months of 2013, investing activities also included four sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $10.8 million, as well as the sale of an excess Pollo Tropical property, the net proceeds from which were $1.7 million. In the first nine months of 2012, investing activities included sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $1.5 million, and the sale of an excess property, the net proceeds from which were $0.9 million. The net proceeds from the sales were used to fund additional new restaurant development. In the first nine months of 2013, we purchased for $4.4 million two of our existing Taco Cabana restaurant properties and one of our existing Pollo Tropical properties to be sold in future sale-leaseback transactions, and in the first nine months of 2012 we purchased for $2.1 million one of our existing Pollo Tropical restaurant properties to be sold in a future sale-leaseback transaction.
Financing Activities. Net cash provided by financing activities in the first nine months of 2013 was $0.8 million and included the excess tax benefit from vesting of restricted shares of $0.8 million. Net cash used in financing activities in the first nine months of 2012 was $3.3 million, and included the purchase of five restaurant properties previously accounted for as lease financing obligations from the lessor for $6.0 million, net borrowings on intercompany debt of $0.5 million prior to the Spin-off and the transfer from Carrols to us of $2.5 million of the excess cash proceeds from the 2011 financings.
Senior Secured Credit Facility. We have a senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit). The senior credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the senior credit facility, and matures on February 5, 2016. On September 29, 2013, there were no outstanding borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either the (all terms as defined in the senior credit facility):
1) Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on our Adjusted Leverage Ratio (with a margin of 2.00% at September 29, 2013); or
2) LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on our Adjusted Leverage Ratio (with a margin of 3.00% at September 29, 2013).
Our obligations under our senior credit facility are guaranteed by all of our material subsidiaries and are secured by a first priority lien on substantially all of our assets and of our material subsidiaries (including a pledge of all of the capital stock and equity interests of our material subsidiaries).
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
Our senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of September 29, 2013, we were in compliance with the covenants under our senior credit facility. After reserving $8.4 million for letters of credit guaranteed by the senior credit facility, $16.6 million was available for borrowing under the senior credit facility at September 29, 2013.
Notes. On August 5, 2011, we issued $200.0 million of Notes pursuant to an indenture dated as of August 5, 2011 governing such Notes. The proceeds from the issuance of the Notes were used by Carrols Restaurant Group to repay amounts outstanding under Carrols LLC's prior senior credit facility and Carrols' 9% senior subordinated notes due 2013, as well as to pay related fees and expenses. The Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15. The Notes are guaranteed by all of our material subsidiaries and are secured by second-priority liens on substantially all of our and our material subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our material subsidiaries).
The indenture governing the Notes and the security agreement provide that any capital stock and equity interests of any of our material subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the Notes then outstanding.
The Notes are redeemable at our option in whole or in part at any time after February 15, 2014 at a price of 104.438% of the principal amount plus accrued and unpaid interest, if any, if redeemed before February 15, 2015, 102.219% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2015 but before February 15, 2016 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2016. Prior to February 15, 2014, we may redeem some or all of the Notes at a redemption price of 100% of the principal amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, at any time prior to February 15, 2014, we may redeem up to 35% of the Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 108.875% of the principal amount of each note to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of ours having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of September 29, 2013 with the restrictive covenants of the indenture governing the Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements for the year ended December 30, 2012 included in our 2012 Annual Report on Form 10-K. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the nine months ended September 29, 2013.
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

A reconciliation of Adjusted EBITDA to consolidated net income follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Adjusted EBITDA:
Pollo Tropical	$10,709	$9,079	$32,487	$30,743
Taco Cabana	6,804	6,653	20,535	19,762
Consolidated	17,513	15,732	53,022	50,505
Less:
Depreciation and amortization	5,129	4,486	15,117	13,703
Impairment and other lease charges	(312)	(45)	239	6,816
Interest expense	4,457	5,036	14,475	19,334
Provision for income taxes	2,596	2,226	7,256	3,344
Stock-based compensation expense	658	380	1,679	1,603
Other income	(57)	—	(554)	—
Net income	$5,042	$3,649	$14,810	$5,705

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are any statements that are not based on historical information. Statements other than statements of historical facts included herein, including, without limitation, statements regarding our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2013.
No change occurred in our internal control over financial reporting during the third quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Subsequent to September 29, 2013, the Company completed the implementation of its enterprise resource planning system as part of the transition from Carrols.

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

FIESTA RESTAURANT GROUP, INC.

Date: November 5, 2013	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: November 5, 2013	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Vice President, Chief Financial Officer and Treasurer

Date: November 5, 2013	/S/ ANGELA J. NEWELL
(Signature)
Angela J. Newell Vice President, Corporate Controller