Form 10-K
period 2013-12-29
Fiesta Restaurant Group, Inc.
filed 2014-02-25
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes    ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on their Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 21, 2014, Fiesta Restaurant Group, Inc. had 26,780,728 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of June 30, 2013 of Fiesta Restaurant Group, Inc. was $762,237,876.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Fiesta Restaurant Group, Inc.'s 2014 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Fiesta Restaurant Group, Inc.'s fiscal year ended December 29, 2013 are incorporated by reference into Part III of this annual report.

FIESTA RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 29, 2013

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
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, through our wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). We were incorporated in April 2011. In May 2011, Carrols contributed all of the outstanding capital stock of Pollo Tropical and Taco Cabana to Fiesta Restaurant Group in exchange for all of its outstanding capital stock, and Fiesta Restaurant Group became a wholly-owned subsidiary of Carrols. On May 7, 2012, which we refer to as the "distribution date", Carrols Restaurant Group completed the spin-off of Fiesta, and Fiesta became an independent public company, through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols Restaurant Group (the "Spin-off"). As a result of the Spin-off, as of the distribution date we became an independent public company and our common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.” The consolidated financial information discussed and contained in this Annual Report on Form 10-K has been prepared as if Fiesta Restaurant Group was in existence for all periods presented. In addition, unless otherwise expressly stated or the context otherwise requires, the information in this Annual Report on Form 10-K gives effect to a 23,161.822 for one split of our outstanding common stock, which occurred on April 19, 2012.
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
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal year ended January 3, 2010 contained 53 weeks. The fiscal years ended January 2, 2011, January 1, 2012, December 30, 2012 and December 29, 2013 each contained 52 weeks. We anticipate that our next fiscal year to contain 53 weeks will be 2015.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic, Inc. (“Technomic”) report titled “2013 Technomic Top 500 Chain Restaurant Report.” In this Annual Report on Form 10-K we also refer to information, forecasts and statistics from the U.S. Census Bureau and the U.S. Department of Agriculture. The information, forecasts and statistics we have used from Technomic may reflect rounding adjustments.
Use of Non-GAAP Financial Measures
Adjusted EBITDA, Adjusted EBITDA margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA margin are all non-GAAP financial measures. Adjusted EBITDA is defined as earnings before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our Pollo Tropical and Taco Cabana segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues. Restaurant-Level Adjusted EBITDA represents Adjusted EBITDA excluding franchise royalty revenues and fees and general and administrative expenses (including corporate-level general and administrative expenses). Restaurant-Level Adjusted EBITDA margin represents Restaurant-Level Adjusted EBITDA divided by restaurant sales.
Management believes that such financial measures, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of Restaurant-Level Adjusted EBITDA and Adjusted EBITDA to net income (i) provide useful information about our operating performance and period-over-period growth (including at the restaurant level), (ii) provide additional information that is useful for evaluating the operating performance of our business and (iii) permit investors to gain an understanding of the factors and trends affecting our ongoing earnings, from which capital investments are made and debt is serviced. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. Also these measures may not be comparable to similarly titled captions of other companies.
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

•
although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and such financial information does not reflect the cash required to fund such replacements; and

•
such financial information does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges, other income and expense and stock-based compensation expense) have recurred and may recur.

See Item 6—"Selected Financial Data” for a quantitative reconciliation of Restaurant-Level Adjusted EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which we believe is net income.
Forward-Looking Statements
This 2013 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward looking statements. These statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements reflect management's current views with respect to future events and are subject to risk and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, and that actual results may differ materially from what is expressed or forecasted in such forward-looking statements. For more information, please see Item 1A—Risk Factors. We believe important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include the following, in addition to other risks and uncertainties discussed herein:

•	The effect of the Spin-off;

•	The potential tax liability associated with the Spin-off;

•	Increases in food and other commodity costs;

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Risks associated with the expansion of our business;

•	Our borrowing costs;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism, insurrection or armed conflict involving the United States or any other national or international calamity;

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

ITEM 1. BUSINESS
Overview
Our Company
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 25 and 35 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly-prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, fresh and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows.
For the fiscal year ended December 29, 2013, the average annual sales per restaurant for our company-owned Pollo Tropical restaurants was approximately $2.7 million and approximately $1.8 million for our company-owned Taco Cabana restaurants, which we believe are among the highest in the fast-casual and quick-service segments based on industry data from Technomic. As of December 29, 2013, we owned and operated 102 Pollo Tropical and 165 Taco Cabana restaurants for a total of 267 restaurants across five states. We franchise our Pollo Tropical restaurants primarily in international markets, and as of December 29, 2013, we had 39 franchised Pollo Tropical restaurants. As of December 29, 2013, we had four Taco Cabana franchised restaurants located in New Mexico and three non-traditional Taco Cabana licensed locations in Texas. For the fiscal year ended December 29, 2013, we generated consolidated revenues of $551.3 million, and comparable restaurant sales for 2013 increased 5.9% for Pollo Tropical and 0.5% for Taco Cabana.
Our Brands. Our restaurants operate in the fast-casual restaurant segment, combining the convenience and value in an appealing atmosphere of quick-service restaurants with the menu variety, use of fresh ingredients, food quality and decor more typical of casual dining restaurants with limited table service and competitive pricing.
Pollo Tropical. Our Pollo Tropical restaurants offer Caribbean inspired menu items, featuring our bone-in chicken marinated in our proprietary blend of tropical fruit juices and grilled over an open flame. Our diverse menu also includes a line of TropiChops® (a casserole bowl of grilled chicken breast, roast pork or grilled vegetables served over white, brown or yellow rice and red or black beans and topped with a variety of freshly-made sauces and salsas), a variety of sandwiches, wraps, salads, grilled ribs and wings offered with an array of freshly-made salsas, sauces and Caribbean style made-from-scratch side dishes, including black beans and rice, Yucatan fries and sweet plantains, as well as more traditional menu items such as french fries and corn. We also offer a self-service salsa bar which includes a wide selection of made-from-scratch salsas, sauces, jalapeños, cilantro, onions and other items which allows our guests to further customize their orders. Our restaurants offer Caribbean dessert favorites, such as flan and tres leches, and at certain locations, we offer sangria and beer. Most menu items are prepared daily in each of our restaurants, which feature open display cooking on large, open-flame grills. We offer both individual and family meal-sized portions which enable us to provide a home meal replacement for our guests. We also offer catering for parties and corporate events.
Our Pollo Tropical restaurants feature dining areas designed to create an inviting, festive and tropical atmosphere. We also provide our guests the option of take-out, and nearly all of our restaurants provide the convenience of drive-thru windows. Our Pollo Tropical restaurants are generally open for lunch, dinner and late night seven days a week. As of December 29, 2013, substantially all of our company-owned Pollo Tropical restaurants were freestanding buildings. Our typical free-standing Pollo Tropical restaurant ranges from 2,800 to 3,500 square feet and provides interior seating for approximately 70 guests. For the year ended December 29, 2013, the average sales transaction at our company-owned Pollo Tropical restaurants was $10.03, with dinner representing the largest day-part at 53.4%. For the year ended December 29, 2013, our Pollo Tropical brand generated total revenues of $259.7 million, Adjusted EBITDA of $43.7 million and Restaurant-Level Adjusted EBITDA of $65.7 million, including pre-opening costs of $2.0 million (which include costs incurred prior to opening a restaurant, including restaurant employee wages and related expenses, travel expenditures, recruiting, training and rent, in addition to promotional costs associated with the restaurant opening).
Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. As of December 29, 2013, we owned and operated a total of 102 Pollo Tropical restaurants, of which 95 were located in Florida, five were located in Georgia and two were located in Tennessee. In 2009, through a select upgrade strategy, we introduced an elevated Pollo Tropical concept at certain locations. This elevated format provides guests the same Caribbean inspired menu items with an elevated fast-casual experience that we believe better positions the brand for a broader target audience and growth outside our existing markets. In addition to remodeling the restaurant, key enhancements include guests ordering at the counter and having the food brought to their table, hand held menus, reusable tableware, Wi-Fi and additional menu items. This format serves as our new restaurant model for Pollo Tropical’s expansion outside of its core South Florida market.
We are franchising our Pollo Tropical restaurants primarily internationally, and as of December 29, 2013, we had 39 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Costa Rica, Panama, the Dominican Republic, India and on college campuses in Florida. We also have agreements for additional development of franchised Pollo Tropical restaurants in Guatemala, Venezuela, North India, Trinidad & Tobago, Honduras, Costa Rica and Panama.
Taco Cabana. Our Taco Cabana restaurants serve fresh, authentic Mexican food, including flame-grilled beef and chicken fajitas served on sizzling iron skillets, quesadillas, hand-rolled flautas, enchiladas, burritos, tacos, fresh-made flour tortillas, a selection of made-from-scratch salsas and sauces, customizable salads served in our Cabana Bowl®, and traditional Mexican and American breakfasts. We also offer a self-service salsa bar which includes a wide selection of made-from-scratch salsas, sauces, jalapeños, cilantro, onions and other items which allows our guests to further customize their orders. We also offer a variety of beverage choices that include soft drinks, our signature frozen margaritas and beer. Most of the menu items are freshly-prepared at each restaurant daily.
Taco Cabana restaurants feature open display cooking that enables guests to observe fajitas cooking on an open grill, a tortilla machine pressing and grilling fresh flour tortillas and the fresh preparation of other menu items. Our Taco Cabana restaurants feature interior dining areas as well as semi-enclosed and outdoor patio areas, which provide a vibrant, contemporary decor and relaxing atmosphere. Additionally, we provide our guests the option of take-out, as well as the convenience of drive-thru windows and catering. Our typical freestanding Taco Cabana restaurants average approximately 3,500 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 guests, with additional outside patio seating for approximately 50 guests. As of December 29, 2013, substantially all of our company-owned Taco Cabana restaurants were freestanding buildings.
Taco Cabana pioneered the Mexican patio cafe concept with its first restaurant in San Antonio, Texas in 1978. As of December 29, 2013, we owned and operated 165 Taco Cabana restaurants, of which 162 are located in Texas and three in Oklahoma, and we also have four Taco Cabana franchised restaurants located in New Mexico and three non-traditional Taco Cabana licensed locations in Texas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating guest traffic and restaurant sales balanced across multiple day-parts, with dinner sales representing the largest day-part at 26.1% for the year ended December 29, 2013. For the year ended December 29, 2013, the average sales transaction at our company-owned Taco Cabana restaurants was $8.50. For the year ended December 29, 2013, our Taco Cabana brand generated total revenues of $291.6 million, Adjusted EBITDA of $26.1 million and Restaurant-Level Adjusted EBITDA of $48.0 million, including pre-opening costs of $0.7 million.
In 2010 we began initiatives to enhance the Taco Cabana concept in certain existing markets with the goal of providing guests with an elevated fast-casual experience and to better position the brand for sustainable growth both within and outside our existing markets. In addition to remodeling the restaurant, service enhancements included our guests ordering at the counter and having their food brought to the table, hand held menus, and Wi-Fi, as well as new menu items. As of December 29, 2013, we had upgraded a total of 90 Taco Cabana restaurants. As a continuation of our brand positioning efforts, we plan to bring these brand elevating enhancements to additional Taco Cabana restaurants in 2014. The cost of these enhancements has been, and is expected to be, approximately $50,000 to $250,000 per restaurant.

We believe the success of our Pollo Tropical and Taco Cabana brands is a result of the following key attributes:

•	A variety of made-from-scratch signature dishes with differentiated Caribbean and Mexican flavor profiles designed to appeal to consumers’ desire for freshly-prepared food and healthful menu options;

•	Balanced sales by day-part with the dinner day-part representing the largest sales day-part, providing a higher average check than our other day-parts;

•	Broad appeal that attracts consumers that desire differentiated and ethnic flavor profiles and customized and varied quality product offerings at competitive prices in an appealing atmosphere;

•	Healthful dining options which include grilled entrée choices and freshly-made menu items;

•	Operating primarily company-owned restaurants which gives us the ability to control the consistency and quality of the guest experience and the strategic growth of our restaurant operations;

•
Significant brand recognition due to high market penetration of company-owned restaurants in our core markets, which provides operating, marketing and distribution efficiencies, convenience for our guests and the ability to effectively manage and enhance brand awareness;

•	Established infrastructure to manage operations and develop and introduce new menu offerings, positioning us to build guest frequency and broaden our customer base;

•	Ability to capitalize on the continuing trend towards the fast-casual segment, home meal replacement and the increasing popularity and acceptance of Latin food; and

•	A strong and well defined corporate culture at all levels based on a commitment to provide high quality food and service at competitive prices.
The Restaurant Industry
According to Technomic, in 2012 total restaurant industry revenue in the United States was $435 billion, which represents an increase of 5.2% over the prior year. The historical growth of sales in the U.S. restaurant industry may not be indicative of future growth, and there can be no assurance that sales in the U.S. restaurant industry will grow in the future. In 2012, 47.0% of food dollars were spent on food away from home, and demand for out-of-home dining continues to outpace at-home dining, according to the U.S. Department of Agriculture.
We operate in the fast-casual restaurant segment in which the convenience and value of quick-service restaurants is combined with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. We believe that the fast-casual restaurant segment is one of the fastest growing segments of the restaurant industry. According to Technomic, 2012 sales growth as compared to 2011 for fast-casual chains in the Technomic Top 500 restaurant chains was 13.2% as compared to 4.9% for the overall Top 500 restaurant chains.
Our Competitive Strengths
We believe we have the following competitive strengths:
Leading Brands in the Attractive Fast-Casual Segment. As of December 29, 2013, we owned, operated and franchised 313 fast-casual restaurants under our Pollo Tropical and Taco Cabana brands which have over 25 and 35 years, respectively, of operating history and loyal customer bases. We offer a variety of signature dishes with Caribbean and Mexican flavor profiles designed to appeal to consumers’ desire for distinctive and flavorful freshly-prepared food and healthful menu options. According to Technomic, the fast-casual segment is one of the fastest growing segments of the restaurant industry with sales growth of 13.2% in 2012 over 2011 for fast-casual chains in the Technomic Top 500 restaurant chains as compared to 4.9% growth for the overall Top 500 restaurant chains. We believe our brands are well positioned to benefit from the growing consumer demand for fast-casual restaurants because of our high quality, freshly-prepared food, value and differentiation of flavor profiles. In addition, we believe our brand elevation initiatives and remodeling programs have enhanced our Pollo Tropical and Taco Cabana restaurants in certain existing and new markets by providing our guests with an elevated fast-casual experience while better positioning our brands for successful and sustainable future growth.
Commitment to Serving Fresh, High Quality Foods With Broad Appeal. Our Pollo Tropical and Taco Cabana brands are differentiated from other dining options and offer distinct flavor profiles and healthful menu choices that we believe have broad consumer appeal, attract a more diverse customer base and drive guest frequency and loyalty. Pollo Tropical and Taco Cabana are committed to serving made-from-scratch, freshly-prepared food using quality ingredients that are made-to-order and customized for each guest. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Pollo Tropical’s menu offers dishes inspired from multiple regions throughout the Caribbean, including our featured bone-in chicken marinated in our proprietary blend of tropical fruit juices and grilled over an open flame. Taco Cabana’s menu offers favorites such as sizzling fajitas served hot on an iron skillet and other authentic Mexican dishes. In order to provide variety to our guests and to address changes in consumer preferences, we frequently enhance our menu with seasonal and limited time offerings at our Pollo Tropical restaurants and new menu items such as brisket tacos and Shrimp Tampico® at our Taco Cabana restaurants. Additionally, our menus include a number of options to address consumers’ increasing focus on healthful eating, convenience and home meal replacement.
Differentiated Menus Offering a Compelling Value Proposition. We believe our fresh, flavorful, high quality food at affordable prices provides guests with a compelling value proposition, enabling us to benefit from consumers’ desire for a more value-oriented fast-casual experience. We believe that the inviting atmosphere, great tasting made-from-scratch menu items, modified table service in our elevated concept and open display cooking format offer guests freshly-prepared food and a quality dining experience comparable to casual dining, but with the convenience and affordability similar to that of quick-service restaurants. Both of our brands offer a wide range of menu offerings with regional taste profiles and home meal replacement options in generous portion sizes and at price points which appeal to a broad customer base. For the year ended December 29, 2013, the average sales transaction at our company-owned Pollo Tropical and Taco Cabana restaurants was $10.03 and $8.50, respectively, with dinner sales (including home meal replacement) representing the largest day-part at both of our brands and contributing to a higher average transaction. In addition to our every-day value pricing, we selectively use promotions and limited time offers which are intended to reinforce our value proposition. Additionally, we offer our guests drive-thru service at the majority of our restaurants in order to provide an additional convenience option and capture more meal occasions for people on-the-go.
Industry Leading AUVs, Comparable Restaurant Sales Growth and Restaurant-Level Operating Margins. For the year ended December 29, 2013, the average annual sales per restaurant for our company-owned Pollo Tropical restaurants was approximately $2.7 million and $1.8 million for our company-owned Taco Cabana restaurants, which we believe are among the highest in the fast-casual and quick-service segments based on industry data from Technomic. Our comparable restaurant sales increased 5.9% and 0.5% at our Pollo Tropical and Taco Cabana restaurants, respectively, for the year ended December 29, 2013. For the year ended December 29, 2013, our company-owned Pollo Tropical restaurants generated an Adjusted EBITDA margin of 16.8% and a Restaurant-Level Adjusted EBITDA margin of 25.5%, including pre-opening costs of $2.0 million, and our company-owned Taco Cabana restaurants generated an Adjusted EBITDA margin of 8.9% and a Restaurant-Level Adjusted EBITDA margin of 16.5%, including pre-opening costs of $0.7 million.
Significant New Restaurant Growth Potential. Since our Spin-off from Carrols Restaurant Group in May 2012, we have refocused our strategy on growing both of our brands which we believe have significant growth potential. We have achieved attractive average restaurant sales volumes in our recently opened company-owned restaurants in both new and existing markets which we believe validates our growth strategy. As a part of our expansion strategy for both concepts, we have enhanced our site selection criteria, implemented new initiatives to lower development costs and elevated the format of our restaurants, which we believe will be attractive to a broad customer base as we continue to open new restaurants. We plan to develop at least three to four restaurants in a new market within 24 months of entering such new market. During the year ended December 29, 2013, we opened three additional Pollo Tropical restaurants in the Atlanta, Georgia market, bringing the total in the market to five, and we opened two initial Pollo Tropical restaurants in the Nashville, Tennessee market. We opened a total of 18 new company-owned restaurants in 2013. In 2014, we anticipate opening 20 to 22 new company-owned Pollo Tropical restaurants and two to four new company-owned Taco Cabana restaurants. In addition to growth within their existing markets, we believe both brands can operate successfully in the same markets as we move the Pollo Tropical brand west from Florida and Taco Cabana brand east from Texas, thereby leveraging the real estate knowledge and operating infrastructure already in place in our core markets. In early 2014, we plan on opening the first of up to ten company-owned Pollo Tropical restaurants in Texas using the new format. Also in 2014, we plan on opening the first company-owned new elevated Taco Cabana concept, Cabana Grill®, in the Atlanta, Georgia market. Additionally, we believe there is significant expansion potential outside of the core markets based upon the initial performance of our restaurants opened in new markets.
Well Positioned to Continue to Benefit From a Growing Influence of Hispanic Brands on the General U.S. Population. We expect sales from our restaurants to benefit from the increased popularity and acceptance of Hispanic food in the United States by non-Hispanic consumers. The U.S. Census Bureau forecasts that the growth of the Hispanic population is expected to outpace overall population growth, and the Hispanic population, as a percentage of the total U.S. population, is expected to increase from 17.0% in 2012 to 21.9% by 2030. We believe that the continued growth of the Hispanic population has contributed to an increased acceptance of Hispanic food by the general population.
Well Positioned to Capitalize on Long-Term Population Growth in Markets Served by Our Brands. We expect sales from our restaurants in Florida and Texas to benefit from the projected long-term overall population growth in these markets. The U.S. Census Bureau forecasts these markets to grow at a faster rate than the national average. According to the U.S. Census Bureau, the U.S. population is forecasted to grow by 8.0% from 2012 to 2022, while the populations in Florida and Texas are forecasted to grow by 21.6% and 16.2%, respectively, during the 10 years from 2010 to 2020.

Multiple Levers to Drive Comparable Restaurant Sales and Restaurant-Level Adjusted EBITDA. In 2009, we commenced the launch of a brand elevation program with the intent to increase comparable restaurant sales, maximize profitability and broaden our customer base. With a focus on elevating the guest experience and driving comparable restaurant sales, we have completed restaurant renovations and enhancements based on site specific needs, added portable menu items and new innovative products to drive guest traffic and increase guest frequency, reconfigured indoor/outdoor menu boards to drive average check and product mix and enhanced our brand positioning through our elevated service platform. In addition, we recently enhanced our advertising strategy to build brand awareness and position both brands as preferred fast-casual destinations. Concurrent with our sales growth strategy, we implemented profit enhancement initiatives focused on reducing food and labor costs and leveraging our scale. We have also enhanced our supply chain expertise resulting in reduced costs and improved food quality, consistency and yield.
Experienced Management Team. We believe that our senior management team’s extensive experience in the restaurant industry, its history of developing and operating quick-service and fast-casual restaurants and deep brand-level operating teams with extensive experience provide us with a competitive advantage. Our Chief Executive Officer Timothy P. Taft has been with us since August 2011 and has over 30 years of experience in the restaurant and hospitality industry, including more than a decade in various senior management positions at Whataburger, Inc., including as President and Chief Operating Officer from 2001 to 2005.
Growth Strategies
Our strategies for growth primarily include:
Develop New Restaurants Within and Outside of Our Existing Markets. We believe that we have significant opportunities to develop additional Pollo Tropical and Taco Cabana restaurants within our existing markets in Florida and Texas, as well as expansion opportunities into other regions of the United States that match our targeted demographic and site selection criteria, which initially include markets in the Southeast. We are currently seeking new restaurant openings in high profile areas with high household incomes and target population density. We plan to develop at least three to four restaurants within 24 months of entering a new market which we believe will increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing initiatives. In 2013, we opened 18 new company-owned restaurants comprised of 12 new company-owned Pollo Tropical restaurants and six new company-owned Taco Cabana restaurants. In addition, in 2014, we are currently planning to open 20 to 22 new company-owned Pollo Tropical restaurants, including up to ten in Texas, and two to four new company-owned Taco Cabana restaurants, including the first new elevated Taco Cabana concept, Cabana Grill, in the Atlanta, Georgia market. Pollo Tropical has developed an elevated format which we believe will allow it to be accepted as a general market concept with a broad target audience. This format includes a more upscale décor; an elevated service platform where food is ordered and then brought to the guest at the table; new menu offerings including sangria and beer; and numerous other enhancements. The elevated format serves as the model for Pollo Tropical’s expansion outside its core South Florida markets. In 2013, Pollo Tropical opened its third, fourth and fifth restaurants in Georgia and two restaurants in Tennessee utilizing this format. Similarly, we believe we have an opportunity to expand our Taco Cabana concept outside our core Texas market using our new elevated Taco Cabana concept, Cabana Grill.
We target opening free-standing company-owned restaurant locations in order to provide drive-thru service which is an important convenience and sales element for our brands. For our new company-owned Pollo Tropical free-standing restaurants we are targeting average annual unit volumes of approximately $2.2 million by the end of the second operating year. We estimate that our new company-owned Pollo Tropical restaurant prototype will require a total cash investment, excluding costs incurred to lease or acquire land, of approximately $1.5 million to $1.8 million depending on the market and whether we construct a new building or convert an existing building. We target a cash-on-cash return at the end of the second operating year of such restaurants of approximately 25% or greater. For our new company-owned Taco Cabana restaurants we are targeting average annual unit volumes of approximately $1.9 million by the end of the second operating year. We estimate that our new company-owned Taco Cabana restaurant prototype will require a total cash investment, excluding costs incurred to lease or acquire land, of approximately $1.4 million to $1.6 million depending on whether we construct a new building or convert an existing building. We target a cash-on-cash return at the end of the second operating year of such restaurants of approximately 20% or greater. Our strategy as we enter new markets has been to invest in the guest experience including additional promotional activity and labor, which may impact our ability to achieve our targeted returns until we reach additional scale in these markets. We may utilize sale-leaseback financing where possible which we anticipate will reduce investment costs.
Increase Comparable Restaurant Sales. We intend to continue to increase comparable restaurant sales by attracting new customers and increasing guest frequency through the following strategies:

•
Focus on consistency of operations and food quality: We believe the quality, consistency and accuracy of our operations result in an enjoyable guest experience, which drives guest frequency. We will continue to refine our menu offering, supply chain and food preparation processes to ensure high quality, freshness and consistency of our food which we believe are critical components to the continued success of our brands.

•
New product innovation: Across both brands, our menus are centered on fresh, high quality food offerings that we believe have both broad appeal and provide everyday value. Pollo Tropical and Taco Cabana each have separate teams of product research and development professionals that enables us to continually refine our menu offerings and develop new products. Maintaining a strong product pipeline is critical to keeping our offerings compelling, and we intend to introduce innovative new items and enhancements to existing menu favorites throughout the year to drive further guest traffic and maximize guest frequency. Also, the addition of portable menu items, such as wraps, sandwiches, bowls and salads, as well as home meal replacement/family meals will continue to be a key focus for both brands as we look to capture more meal occasions for people on the go.

•
Focus on effective advertising to highlight our everyday value proposition: We plan to continue to refine our advertising and media strategy to continue to reinforce the key attributes of our brands which include high quality, freshly-prepared food, an enhanced guest experience and everyday value. We have experienced success emphasizing the attractive price points of our menu items and believe the reconfiguration of our indoor/outdoor menu boards will continue to drive average check and product mix. Additionally, we recently revamped our Pollo Tropical and Taco Cabana websites as part of our initiative to elevate our brand positioning across all guest touch points and seek to leverage social media marketing. Through our websites, we now provide guests with the opportunity to sign up for our respective eClubs to stay informed regarding product and promotional launches.

•
Continue our brand elevation and remodel program: We believe that our elevated brand position continues to resonate with guests by enhancing the quality of the guest experience at our restaurants by aligning our image and service with our high quality food offerings. We continue to implement restaurant enhancement initiatives to elevate the dining experience at our Pollo Tropical and Taco Cabana restaurants in select markets. We believe these enhancements improve our brands’ positioning in the fast-casual segment while appealing to a broader demographic. Our restaurant enhancements create an updated, contemporary look that we believe is more relevant to today’s consumers and include changes to both the interior and exterior of our restaurants with the addition of new tables and chairs, upgraded salsa bars and the addition of photos and murals to create a more inviting feel and highlight our fresh ingredients. Our new Pollo Tropical and Taco Cabana enhanced store models also feature modified table service, Wi-Fi and new menu items, as well as hand-held menus and real plates and silverware in certain locations. We believe our elevated Pollo Tropical and Taco Cabana restaurants continue to differentiate us from our competitors. Additionally, we plan to continue our restaurant remodeling efforts as we refresh and upgrade our entire system. As of December 29, 2013, we have completed all of the planned facility renovations within our Pollo Tropical system and over 50% of planned Taco Cabana renovations have been completed, with additional renovations to be completed in 2014.

Improve Profitability and Optimize Our Infrastructure. Through new restaurant development, growing comparable restaurant sales and growing franchise revenues, we believe we will increase our Adjusted EBITDA and improve our Adjusted EBITDA margins. We also believe that our large restaurant base, skilled management team, operating systems and training and development programs support our strategy of enhancing operating efficiencies for our existing restaurants while concurrently growing our restaurant base. We continue to focus on maximizing cost efficiencies, including optimizing our labor model and supply chain initiatives. In addition, as we continue to grow our restaurant base we believe that we will be able to further leverage our size to realize certain benefits from economies of scale.
Franchise Our Pollo Tropical Restaurants Internationally and Expand Domestic Non-Traditional Licensing. We believe that there are a number of markets outside the United States with the appropriate demographics and consumer preferences to support additional strategic franchising of the Pollo Tropical brand. Internationally, our franchisees are currently operating restaurants in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Costa Rica, Panama, the Dominican Republic and India. We also have agreements for additional development of franchised Pollo Tropical restaurants in Venezuela, North India, Trinidad & Tobago, Honduras, Costa Rica and Panama. We believe there will be further opportunities to expand outside of our traditional franchise footprint in the Caribbean and Central America. We intend to be selective with our franchise partners and ensure that our growth is strategically aligned with our overall business objectives. We are still in the early stages of franchise development and plan to add to our international presence in 2014. We opened seven new Pollo Tropical franchised restaurants in 2013. Since restaurant development in foreign jurisdictions requires certain local knowledge and expertise that we do not necessarily possess, we utilize franchisees to expand in international markets. This permits us to leverage the local knowledge and expertise of our franchisees and also provides a lower cost method of penetrating foreign markets. We also believe that there are opportunities in the United States for licensing both the Pollo Tropical and Taco Cabana brands to concessionaires operating in non-traditional venues such as college campuses, airports and sports arenas where we already have a modest presence.

Restaurant Operating Data
Selected restaurant operating data for our two restaurant concepts is as follows:

	Year ended
	December 29, 2013	December 30, 2012	January 1, 2012
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands) (1)	$2,666	$2,538	$2,287
Average sales transaction	$10.03	$9.68	$9.56
Drive-through sales as a percentage of total sales	44.7%	45.0%	44.8%
Day-part sales percentages:
Lunch	46.6%	46.6%	46.5%
Dinner and late night	53.4%	53.4%	53.5%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands) (1)	$1,783	$1,768	$1,690
Average sales transaction	$8.50	$8.36	$8.14
Drive-through sales as a percentage of total sales	52.8%	52.6%	52.0%
Day-part sales percentages:
Breakfast	18.8%	18.1%	17.5%
Lunch	22.6%	22.7%	22.9%
Dinner	26.1%	26.3%	26.0%
Late night (9pm to midnight)	12.6%	12.8%	13.1%
Afternoon (2pm to 5pm)	12.4%	12.2%	12.1%
Overnight (midnight to 6am)	7.5%	7.9%	8.4%
(1) Average annual sales for company-owned restaurants are derived by dividing restaurant sales for such year for the applicable segment by the average number of company-owned restaurants for the applicable segment for such year.
Restaurant Site Selection and Capital Costs
We believe that the location of our restaurants is a critical component of each restaurant’s success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management determines the acceptability of all new sites, based upon analyses prepared by our real estate, financial and operations professionals as well as a third party vendor that employs proprietary location research technology and performs site evaluations on our behalf. Historically, this process has resulted in either acquisition of the land or entering into a long-term lease for the land, in either case followed by construction of the building using cash generated from our operations or with borrowings under our senior credit facility. If we acquire the land, we may consider seeking to include the land and building in a sale and leaseback arrangement as a form of financing in order to reinvest the proceeds in additional restaurants.
The following table includes the historical initial interior cost (including equipment, seating, signage and other interior costs) of a typical new or converted free-standing restaurant, as well as the historical exterior cost (including building and site improvements) and land if acquired.

	Pollo Tropical	Taco Cabana
Interior costs and signage	$650,000 to $750,000	$475,000 to $525,000
Exterior costs	$0.8 million to $1.2 million	$1.1 million to $1.2 million
Land	$0.9 million to $1.4 million	$1.0 million to $1.3 million
The cost of securing real estate and building and equipping new restaurants can vary significantly and depends on a number of factors, including the local economic conditions and the characteristics of a particular site. Accordingly, the cost of opening new restaurants in the future may differ substantially from the historical cost of restaurants previously opened.

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
Restaurant Locations
As of December 29, 2013, we owned and operated 102 Pollo Tropical restaurants, of which 95 were located in Florida, five were located in Georgia and two were located in Tennessee. In addition we franchised 39 Pollo Tropical restaurants as of December 29, 2013, comprised of 18 in Puerto Rico, one in Ecuador, two in Honduras, one in the Bahamas, two in Trinidad & Tobago, three in Venezuela, three in Costa Rica, three in Panama, one in the Dominican Republic, one in India, and four on college campuses in Florida.
As of December 29, 2013, we owned and operated 165 Taco Cabana restaurants, of which 162 were located in Texas and three were located in Oklahoma. In addition, as of December 29, 2013, we franchised four locations in New Mexico and licensed three non-traditional locations in Texas.
Operations
Management Structure
We conduct substantially all of our marketing and operations support functions from our Pollo Tropical division headquarters in Miami, Florida, and our Taco Cabana division headquarters in San Antonio, Texas. The management structure for Pollo Tropical consists of our Chief Operating Officer, Daniel Meisenheimer, who has over 25 years of experience in the restaurant industry, and a Vice President of Operations supported by Regional Directors, a Senior District Manager and 15 District Managers. The management structure of Taco Cabana consists of our Chief Operating Officer, Todd Coerver, who has over 20 years of restaurant industry experience, and a Vice President of Operations supported by five Senior District Managers and 26 District Managers. The two Chief Operating Officers report to our Chief Executive Officer and President, and are supported by a number of divisional executives with responsibility for operations, marketing, product development, purchasing, real estate and finance. For each of our brands, a district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants. Regional directors, district managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are typically supervised by a salaried manager and two or three salaried assistant managers.
Our executive management functions are primarily conducted from our corporate headquarters in Addison, Texas. Our management team is led by Timothy P. Taft, who serves as our Chief Executive Officer and President. Lynn Schweinfurth serves as our Chief Financial Officer and Joseph A. Zirkman serves as the Vice President, General Counsel and Secretary. In addition, John Todd is our Chief Development Officer, Jeffery Kent is our Chief Information Officer and Joseph W. Brink is our Vice President, Supply Chain Management. As we built out the Fiesta corporate team, a significant portion of our corporate support functions continued to be conducted by Carrols from their corporate support center in Syracuse, New York pursuant to a Transition Services Agreement ("TSA") which we entered into with Carrols Restaurant Group and Carrols in connection with the Spin-off. Under the TSA, Carrols agreed to provide certain support services, including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services to us. The TSA became effective upon consummation of the Spin-off and could have continued for a period of up to three years with the ability to extend the term of the TSA by one additional year upon 90 days prior written notice. In October 2013, we terminated the TSA with respect to substantially all of the remaining services provided under the TSA with the exception of certain information technology services and other miscellaneous services. We terminated the remaining information technology services under the TSA in December 2013.
Training
We maintain a comprehensive training and development program for all of our restaurant personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. The program emphasizes system-wide operating procedures, food preparation methods and guest service standards for each of the concepts.
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
These restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs, and other key operating information for each restaurant. These systems also provide the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage our established labor standards on a timely basis;

•	reduce inventory shrinkage using restaurant-level inventory management and centralized standard costing systems;

•	analyze sales and product mix data to help restaurant managers forecast production levels;

•	monitor day-part drive-thru speed of service at each of the restaurants;

•	systematically communicate human resource and payroll data for efficient centralized management of labor costs and payroll processing;

•	employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote management capabilities of our systems;

•	take advantage of electronic commerce including the ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems; and

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial, product mix and operational data.
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
Franchise Operations
As of December 29, 2013, we had ten franchisees operating a total of 39 Pollo Tropical restaurants, 18 of which were located in Puerto Rico, one in Ecuador, two in Honduras, one in the Bahamas, two in Trinidad & Tobago, three in Venezuela, three in Costa Rica, three in Panama, one in the Dominican Republic, one in India, and four on college campuses in Florida. We also have agreements for additional development of franchised Pollo Tropical restaurants in Venezuela, North India, Trinidad & Tobago, Honduras, Costa Rica and Panama. As of December 29, 2013, we had one franchisee operating four Taco Cabana restaurants in New Mexico and one licensee operating three non-traditional Taco Cabana locations in Texas.
We believe that there are significant opportunities to expand Pollo Tropical restaurants outside of the United States, and we are seeking to franchise or license the brand in additional foreign markets and domestic non-traditional locations. Any such expansion would take the form of a franchising or licensing arrangement with one or more companies with relevant experience. Since restaurant development in foreign jurisdictions requires certain local knowledge and expertise that we do not necessarily possess, we utilize franchising to expand in international markets. This permits us to leverage the local knowledge and expertise of our franchisees. Franchising also provides a lower cost method of penetrating foreign markets as we do not commit significant amounts of our own capital, instead, substantially all costs and thus risk of loss are born by the franchisee. In addition to certain minimum financial requirements, the considered criteria for our franchisees includes individuals or entities that have multi-restaurant hospitality industry experience and have demonstrated local commercial real estate development experience. We believe that there are a number of foreign markets with the requisite population, demographic and income characteristics to support this expansion, as well as consumers with a proclivity to eat foods similar to those offered by Pollo Tropical. We also believe that there are opportunities in the United States for licensing both the Pollo Tropical and Taco Cabana brands to concessionaires operating in non-traditional venues such as college campuses, airports and sports arenas.
Our development agreements generally provide for franchisees to commit to developing a specified number of restaurants within a certain geographic area within a specified time frame. The development agreements generally require franchisees to pay, upon signing of the development agreement, development fees and/or a portion of the franchise fees for each restaurant to be developed, with the balance of the fees due upon the opening of each restaurant. Our current franchisees typically pay a royalty based on restaurant sales and are required to operate their restaurants under the terms of our franchise agreement which dictate compliance with certain methods, standards and specifications developed by us, including those related to menu items, recipes, food preparation, materials, supplies, services, fixtures, furnishings, decor and signage. The franchisees have discretion to determine the menu prices. In addition, all franchisees are required to purchase substantially all food, ingredients, supplies, equipment and materials from suppliers approved by us.

Advertising and Promotion
We believe Pollo Tropical and Taco Cabana are among the most highly recognized fast-casual restaurant brands in their respective markets of Florida and Texas. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing, social media marketing and web-based and other strategies, including the use of radio and television advertising. Combination value meals are also utilized as well as limited-time offer menu item promotions. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical’s advertising expenditures were 2.2% in 2013, 2.5% in 2012 and 2.7% in 2011. As a percentage of Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 3.9% in 2013 and 4.0% in 2012 and 2011.
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
For both our Pollo Tropical and Taco Cabana restaurants, we have long-term service agreements with our primary distributors of food and paper products. We negotiate directly with local and national suppliers for the purchase of food and beverage products and supplies. Our restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Performance Food Group, Inc. is our primary distributor of food and paper products under an agreement that expires on May 13, 2017, while Kelly Food Service is our primary distributor for chicken under an agreement that expires on December 31, 2017. We also currently rely on three suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2014. For our Taco Cabana restaurants, SYGMA Network, Inc. is our primary distributor of food and beverage products and supplies under a distribution services agreement that expires on June 30, 2014.
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
Trademarks
We believe that our trade names and logos for our brands are important to our success. We have registered the principal Pollo Tropical, Taco Cabana and Cabana Grill logos and designs with the U.S. Patent and Trademark Office on the Principal Register as a service mark for our restaurant services. We also have secured or have applied for state and federal registrations of several other advertising or promotional marks, including variations of the Pollo Tropical, Taco Cabana and Cabana Grill principal marks. In connection with our current and potential international franchising activities, we have applied for or been granted registrations in foreign countries of the Pollo Tropical and Taco Cabana principal marks and several other marks. We intend to aggressively protect our trademarks by appropriate legal action whenever necessary. In certain foreign countries, we have been involved in trademark opposition proceedings to defend our rights to register certain trademarks. In that regard, we have discovered that an individual unaffiliated with us has registered, without our knowledge, authorization or consent, a trademark in Spain and the European Community for a name and logo virtually identical to the Pollo Tropical name and logo. We have pursued various legal actions to invalidate this individual's rights to our marks, and although we have not been successful to date, we intend to continue to pursue all necessary legal action to invalidate these rights or otherwise protect our marks. Although we believe we will ultimately be successful, there can be no assurance in this regard.

Other than the Pollo Tropical, Taco Cabana, and Cabana Grill trademarks and the logo and trademark of Fiesta Restaurant Group (including Internet domain names and addresses), we have no proprietary intellectual property.
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
Taco Cabana and Pollo Tropical are subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each location where they sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant’s records and procedures. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our Taco Cabana restaurants and certain of our Pollo Tropical restaurants, including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing.
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
Pollo Tropical’s competitors include national and regional chicken-based concepts, as well as quick-service hamburger restaurant chains and other types of quick-service and fast-casual restaurants.
Taco Cabana’s restaurants, although part of the fast-casual segment of the restaurant industry, compete with quick-service restaurants, including those in the quick-service Mexican segment, other fast-casual restaurants and traditional casual dining Mexican restaurants.
Employees
As of December 29, 2013, we employed approximately 9,175 persons, of which approximately 175 were administrative personnel and approximately 9,000 were restaurant operations and other supervisory personnel. None of our employees are covered by collective bargaining agreements. We believe that overall relations with our employees are good.
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
The fast-casual restaurant segment is highly competitive and can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices and utility costs;

•	consumer concerns about health, diet and nutrition;

•	increases in the number of, and particular locations of, competing restaurants;

•	changes in discretionary consumer spending;

•	inflation;

•	increases in the cost of food, such as beef, chicken, produce and packaging;

•	increased labor costs, including unemployment insurance, minimum wage requirements, and increases in the cost of providing healthcare, including the impact of the Affordable Care Act;

•	the availability of experienced management and hourly-paid employees; and

•	regional weather conditions.
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
Our continued growth depends on our ability to develop additional Pollo Tropical and Taco Cabana restaurants. Development involves substantial risks, including the following:

•	the inability to fund development;

•	development costs that exceed budgeted amounts;

•	delays in completion of construction;

•	the inability to obtain all necessary zoning and construction permits;

•	the inability to identify, or the unavailability of, suitable sites on acceptable leasing or purchase terms;

•	developed restaurants that do not achieve desired revenue or cash flow levels or other operating and performance targets once opened;

•	incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion or a new restaurant is closed due to poor financial performance;

•	the inability to recruit and retain managers and other employees necessary to staff each new restaurant;

•	changes in or interpretations of governmental rules and regulations; and

•	changes in general economic and business conditions.
We cannot assure you that our growth and development plans can be achieved. Our long-term development plans will require additional management, operational and financial resources. For example, we will be required to recruit managers and other personnel for each new restaurant. We cannot assure you that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, may depend on our continued access to external financing, including borrowing under our new senior secured revolving credit facility, which we refer to as the "new senior credit facility". We cannot assure you that we will have access to the capital we need at acceptable terms or at all, which could materially adversely affect our business. In addition, our need to manage our indebtedness levels to ensure continued compliance with financial leverage ratio covenants under our new senior credit facility may reduce our ability to develop new restaurants.

Additionally, we may encounter difficulties developing restaurants outside of our existing markets. We cannot assure you that we will be able to successfully grow our market presence beyond our existing markets, as we may encounter well-established competitors in new areas. In addition, we may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. We may also not open a sufficient number of restaurants in new markets to adequately leverage distribution, supervision and marketing costs. As a result of the foregoing, we cannot assure you that we will be able to successfully or profitably operate our new restaurants outside our existing markets. In addition, there can be no assurance that we will achieve our operating and performance targets at every new company-owned restaurant opened in existing or new markets.
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
We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered on our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick service restaurants, alleging that they have failed to disclose the health risks associated with high-fat or high sodium foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.

Our franchisees could take actions that harm our reputation.
As of December 29, 2013, a total of 46 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. We expect our number of franchised restaurants to increase in the future as a result of our international franchising strategy for Pollo Tropical and our strategy of expanding domestic non-traditional licensing for both Pollo Tropical and Taco Cabana. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.
If the sale-leaseback market requires significantly higher yields, we may not enter into sale-leaseback transactions and as a result would not receive the related net proceeds.
From time to time, we sell our restaurant properties in sale-leaseback transactions. The net proceeds from such transactions have been used to reduce outstanding debt and fund future capital expenditures for new restaurant development. However, the sale-leaseback market may cease to be a reliable source of additional cash flows for us in the future if capitalization rates become less attractive or other unfavorable market conditions develop. For example, should the sale-leaseback market require significantly higher yields (which may occur as interest rates rise), we may not enter into sale-leaseback transactions, which could adversely affect our ability to reduce outstanding debt and fund capital expenditures for future restaurant development.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the availability of certain food products or price could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation. In 2013, higher commodity costs increased cost of sales for our Pollo Tropical restaurants by 0.8%, as a percentage of Pollo Tropical restaurant sales. Higher commodity costs also increased cost of sales in 2013 for our Taco Cabana restaurants by 0.1%, as a percentage of Taco Cabana restaurant sales. Although we anticipate that overall commodity costs will increase in 2014 as compared to 2013, we do not believe commodity price increases in 2014 will be material to our results of operations, however there can be no assurance in such regard. The type, variety, quality and price of produce, beef and poultry and cheese can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, including higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we are able to utilize purchasing contracts to lock in the prices for certain of the food commodities used in our restaurants, some of the commodities used in our operations cannot be locked in for periods of longer than one month. Currently, we have contracts of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry and beef. We do not use financial instruments to hedge our risk against market fluctuations in the price of commodities at this time. We may not be able to anticipate and react to changing food costs (including anticipated increases in food costs in 2014) through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.
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

We negotiate directly with local and national suppliers for the purchase of food and beverage products and supplies. Our restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Performance Food Group, Inc. is our primary distributor of food and paper products under an agreement that expires on May 13, 2017, while Kelly Food Service is our primary distributor for chicken under an agreement that expires on December 31, 2017. We also currently rely on three suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2014. For our Taco Cabana restaurants, SYGMA Network, Inc. is our primary distributor of food and beverage products and supplies under a distribution services agreement that expires on June 30, 2014. If our distributors or suppliers were unable to service us, this could lead to a material disruption of service or supply until a new distributor or supplier is engaged, which could have a material adverse effect on our business.
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
If our competitors increase spending on advertising and promotions, or the cost of television or radio advertising increases, or our advertising and promotions are less effective than our competitors’, there could be a material adverse effect on our results of operations and financial condition.
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
As of December 29, 2013, excluding our franchised locations, all but seven of our Pollo Tropical restaurants were located in Florida and all but three of our Taco Cabana restaurants were located in Texas. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida and Texas, the tourism industry affecting Florida and other unforeseen events, including war, terrorism and other international conflicts may have a material impact on the success of our restaurants in those locations.
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
Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants. In particular, where our guests’ disposable income is reduced (such as by job losses, credit constraints and higher housing, tax, energy, interest or other costs) or where the perceived wealth of guests has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our restaurants have in the past experienced, and may in the future experience, lower sales and guest traffic as guests choose lower-cost alternatives or choose alternatives to dining out. The resulting decrease in our guest traffic or average sales per transaction has had an adverse effect in the past, and could in the future have a material adverse effect, on our business.

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
The effect of recent changes to U.S. health care laws may increase our health care costs and negatively impact our financial results.
Under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, changes that become effective in 2014, and especially the employer mandate and employer penalties that are scheduled to become effective in 2015, may increase our labor costs significantly. Changes in the law for 2014, including the imposition of a penalty on individuals who do not obtain health care coverage, may result in additional employees electing to participate in our health care plans, which may increase our health care costs. It is also possible that making changes or failing to make changes in the health care plans we offer will make us less attractive to our current or potential employees. Implementing the requirements of the Affordable Care Act may also impose additional administrative costs on us. The costs and other effects of these new health care requirements cannot be determined with certainty and may have a material adverse effect on our results of operations.
Our indebtedness could adversely affect our financial condition.
As of December 29, 2013, we had $74.0 million of outstanding indebtedness comprised of $71.0 million of revolving credit borrowings under our new senior credit facility, lease financing obligations of $1.7 million and capital lease obligations of $1.4 million.
As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness. In addition, to the extent we significantly increase our borrowings and interest rates increase under our new senior credit facility, we may not generate sufficient cash flow from operations to enable us to both repay our indebtedness and fund our other liquidity needs.
 Our indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a portion of our cash flow from operations to payments on our indebtedness and related interest, including indebtedness we may incur in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

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
We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our new senior credit facility, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our new senior credit facility, may limit our ability to pursue any of these alternatives.
Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur additional debt in the future. Although our new senior credit facility contains restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our new senior credit facility contains restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.
Our new senior credit facility restricts our ability to engage in some business and financial transactions.
Our new senior credit facility restricts our ability in certain circumstances to, among other things:

•	incur additional debt;

•	pay dividends and make other distributions on, redeem or repurchase, capital stock;

•	make investments or other restricted payments;

•	enter into transactions with affiliates;

•	sell all, or substantially all, of our assets;

•	create liens on assets to secure debt; or

•	effect a consolidation or merger.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our new senior credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.
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
We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, including the Pollo Tropical, Taco Cabana and Cabana Grill names and logos, and proprietary rights relating to certain of our core menu offerings. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.
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
A significant amount of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their guests has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on us and our restaurants.
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
Our audited and unaudited historical consolidated financial statements for periods prior to the Spin-off have been created from Carrols Restaurant Group’s financial statements using our historical results of operations and historical bases of assets and liabilities as part of Carrols Restaurant Group and reflect certain general corporate overhead and interest expenses allocated by Carrols to us, which are not necessarily indicative of what our financial position, results of operations and cash flows would have been if we had been a separate, standalone entity during the periods presented.
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
Carrols Restaurant Group has received a private letter ruling from the Internal Revenue Service, which we refer to as the “IRS”, to the effect that, among other things, the Spin-off qualified as a tax-free distribution for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code”, and as part of a tax-free reorganization under Section 368(a)(1)(D) of the Code, and the transfer to us of assets and the assumption by us of liabilities in connection with the Spin-off did not result in the recognition of any gain or loss for U.S. federal income tax purposes to Carrols Restaurant Group. Carrols Restaurant Group’s tax advisor also provided Carrols Restaurant Group with a tax opinion covering certain matters not covered in the private letter ruling. Said tax opinion is not binding on the IRS or the courts.
Although a private letter ruling is generally binding on the IRS, the continuing validity of the ruling will be subject to the accuracy of factual representations and assumptions made in connection with obtaining such private letter ruling, including with respect to operations and conduct of the parties after the Spin-off. Also, as part of the IRS’s general policy with respect to rulings on spin-off transactions under Section 355 of the Code, the private letter ruling obtained by Carrols Restaurant Group is based upon representations by Carrols Restaurant Group that certain conditions which are necessary to obtain tax-free treatment under the Code have been satisfied, rather than a determination by the IRS that these conditions have been satisfied. Failure to satisfy such necessary conditions, or any inaccuracy in any representations made by Carrols Restaurant Group in connection with the ruling, could invalidate the ruling.
If the Spin-off does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, Carrols would be subject to tax as if it had sold the common stock of Fiesta Restaurant Group in a taxable sale for its fair market value, and Carrols Restaurant Group’s stockholders would be subject to tax as if they had received a taxable distribution in an amount equal to the fair market value of our common stock at the time it was distributed to them. It is projected that the amount of any such taxes to Carrols Restaurant Group’s stockholders and to Carrols would be substantial. Under applicable law and regulations, Fiesta Restaurant Group and Carrols Restaurant Group would be jointly and severally liable for taxes incurred by them in connection with the Spin-off.
We entered into a Tax Matters Agreement dated as of April 24, 2012 with Carrols Restaurant Group and Carrols, which we refer to as the “tax matters agreement”, in connection with the Spin-off that (1) governs the allocation of the tax assets and liabilities between us, Carrols Restaurant Group and Carrols, (2) provides for certain restrictions and indemnities in connection with the tax treatment of the Spin-off and (3) addresses certain other tax related matters including, without limitation, those relating to (a) the obligations of Carrols Restaurant Group, Carrols and us with respect to the preparation and filing of tax returns, and (b) the control of any income tax audits and any indemnities with respect thereto. Further, in the tax matters agreement we agreed to indemnify Carrols Restaurant Group, without limitation, (1) for losses and taxes of Carrols Restaurant Group and its affiliates resulting from our breach of our representations or covenants or our undertaking not to take certain actions after the Spin-off, including with respect to our stock or assets, that would be inconsistent with or cause to be untrue any material information, covenant, or representation made in connection with the private letter ruling obtained by Carrols Restaurant Group from the IRS and (2) for 50% of the losses and taxes of Carrols Restaurant Group and its affiliates resulting from the Spin-off not attributable to a breach described in (1) or an equivalent breach by Carrols Restaurant Group. However, the tax matters agreement is not the product of arm’s length negotiations. The terms of the tax matters agreement and the structure of the Spin-off may not be as favorable to us as would have resulted from arm’s length negotiations among unrelated parties, and may allocate a greater amount of tax liabilities and indemnification obligations to us than would have resulted from arm’s length negotiations among unrelated parties. Our indemnification obligations to Carrols Restaurant Group and its affiliates will not be limited in amount or subject to any cap. It is expected that the amount of any such indemnification to Carrols Restaurant Group would be substantial.
We agreed to certain restrictions in order to comply with U.S. federal income tax requirements for a tax-free spin-off and may not be able to engage in acquisitions with related parties and other strategic transactions that may otherwise be in our best interests.
Current U.S. federal tax law that applies to spin-offs generally creates a presumption that the Spin-off would be taxable to Carrols Restaurant Group but not to its stockholders if we engage in, or enter into an agreement to engage in, a plan or series of related transactions that would result in the acquisition of a 50% or greater interest (by vote or by value) in our stock during the four-year period beginning on the date that begins two years before the Spin-off, unless it is established that the transaction is not pursuant to a plan related to the Spin-off. United States Treasury Regulations generally provide that whether an acquisition of our stock and the Spin-off are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the regulations. In addition, the regulations provide certain “safe harbors” for acquisitions of our stock that are not considered to be part of a plan related to the Spin-off.
There are other restrictions imposed on us under current U.S. federal tax law for spin-offs and with which we will need to comply in order to preserve the favorable tax treatment of the Spin-off, such as limitations on sales or redemptions of our common stock for cash or other property following the Spin-off.
In the tax matters agreement with Carrols Restaurant Group and Carrols, we agreed that, among other things, we will not take any actions that would result in any tax being imposed on Carrols Restaurant Group as a result of the Spin-off. Further, for the two-year period following the Spin-off, we agreed not to: (1) enter into, approve, agree to enter into, or substantially negotiate any transaction or series of transactions (in whatever form) resulting in a greater than 45% change in ownership of the vote or value of our equity or the equity of the surviving or successor entity, (2) merge, consolidate, liquidate, or partially liquidate ourself or any of the entities conducting the business relied upon in the IRS ruling as the “active business” of Fiesta Restaurant Group (generally the Pollo Tropical business and the Taco Cabana business), (3) permit the termination, sale, or transfer of, or a material change in, the business relied upon in the IRS ruling as the “active business” of Fiesta Restaurant Group (generally the Pollo Tropical business and the Taco Cabana business) or the sale, issuance, or other disposition of the equity of the entities conducting such business, (4) sell or otherwise dispose of assets in a way that would adversely affect the tax-free status of the Spin-off, (5) repurchase any of our stock except in circumstances permitted by IRS guidelines, or (6) take any actions inconsistent with the representations or covenants in the IRS ruling request, inconsistent with the ruling or tax opinion, or that would be reasonably likely to otherwise jeopardize the tax-free status of the Spin-off.
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
Prior to the Spin-off, we operated as part of Carrols Restaurant Group. Accordingly, we have limited experience operating as an independent company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 and with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act”), treasury administration, investor relations, internal audit, insurance, information technology and telecommunications services, as well as the accounting for many items such as lease accounting and stock-based compensation, income taxes and intangible assets. After the Spin-off, our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, all of which could have a material adverse effect on our business.
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
In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business, and could also require us to make substantial payments to satisfy judgments or to settle litigation.
We do not expect to pay any cash dividends for the foreseeable future, and our new senior credit facility limits our ability to pay dividends to our stockholders.
We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. Our new senior credit facility limits, and the debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 29, 2013, we owned or leased the following operating restaurant properties:

	Owned	Leased (1)	Total (2)
Restaurants:
Pollo Tropical	4	98	102
Taco Cabana	9	156	165
Total operating restaurants	13	254	267

(1)	Includes eleven restaurants located in in-line or storefront locations.

(2)
Excludes restaurants operated by our Pollo Tropical and Taco Cabana franchisees. In addition, as of December 29, 2013, we had five restaurants under development, six properties leased to third parties and one property available for sale.

As of December 29, 2013, we leased 96% of our Pollo Tropical restaurants and 95% of our Taco Cabana restaurants. We typically enter into leases (including renewal options) ranging from 35 to 45 years. The average remaining term for all leases, including options, was approximately 26 years as of December 29, 2013. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
Our common stock trades on The NASDAQ Global Select Market under the symbol “FRGI”. The common stock has been quoted on The NASDAQ Global Select Market since May 8, 2012. On February 18, 2014, there were 26,708,837 shares of our common stock outstanding held by 762 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency. The closing price of our common stock on February 18, 2014 was $45.88.
High and low sales prices per share of our common stock as reported by The NASDAQ Global Select Market are not provided for the first quarterly period of 2012 as Fiesta common shares did not begin “regular way” trading on The NASDAQ Global Select Market until May 8, 2012. The following table presents the range of high and low closing prices of our common stock for the periods indicated, as reported by The NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Year Ended December 29, 2013
First Quarter	$26.92	$15.32
Second Quarter	$37.69	$23.59
Third Quarter	$37.56	$30.87
Fourth Quarter	$51.62	$36.71

Year Ended December 30, 2012
First Quarter	n/a	n/a
Second Quarter (since May 8, 2012)	$13.23	$11.10
Third Quarter	$17.00	$13.16
Fourth Quarter	$16.42	$13.07
Dividends
We did not pay any cash dividends during 2013 or 2012. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds to fund the development and growth of our business. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends and distributions to us from our subsidiaries. Our new senior credit facility limits, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
Use of Proceeds
On November 12, 2013, our registration statement on Form S-3 (Registration No. 333-192254) was declared effective pursuant to which we sold in an underwritten public offering an aggregate of 3,105,000 shares of our common stock, which included 2,700,000 shares of common stock issued and sold by us and an aggregate of 405,000 additional shares of common stock that the underwriters purchased from us and certain of our executive officers, as selling stockholders, upon the exercise of their over-allotment option, of which 378,336 shares of common stock were issued and sold by us and 26,664 shares of common stock were sold by certain of our executive officers (the "Selling Stockholder Shares"), at a price of $46.00 per share (excluding underwriting discounts and commissions). The offering closed on November 20, 2013. We did not receive any of the net proceeds from the sale of the Selling Stockholder Shares. The aggregate net proceeds to us from the offering were approximately $135.3 million reflecting gross proceeds of $141.6 million, net of underwriting fees of approximately $5.7 million and other offering costs of approximately $0.7 million. During the period from the date of the closing of the offering through December 29, 2013, we used the net proceeds received by us from the offering (i) to repurchase our outstanding 8.875% Senior Secured Second Lien Notes due 2016 (the "Notes") tendered pursuant to a tender offer, (ii) together with borrowings under our new senior credit facility, to redeem the Notes not tendered in the tender offer and (iii) pay fees and expenses related to the transactions. The joint book running managers of the offering were Jefferies LLC, Wells Fargo Securities, Inc. and Raymond James & Associates, Inc.
No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates except that Brian P. Friedman and

Nicholas Daraviras, members of our Board of Directors, are employed by affiliates of Jefferies LLC, a joint book running manager of the offering. There has been no material change in the planned use of proceeds from the offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act.
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
The initial trading price of our common stock on May 8, 2012 was $11.10 and the closing price of our common stock on December 27, 2013, the last trading day before our fiscal year end date of December 29, 2013, was $51.24. The following graph is based upon the closing price of our common stock from May 8, 2012 through December 31, 2013.

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*

Among Fiesta Restaurant Group, Inc., the NASDAQ Composite Index,
and S&P SmallCap 600 Restaurants

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
5/8/12
5/12
6/12
7/12
8/12
9/12
10/12
11/12
12/12
1/13
2/13
3/13
4/13
5/13
6/13
7/13
8/13
9/13
10/13
11/13
12/13
Fiesta Restaurant Group, Inc.
NASDAQ Composite
S&P SmallCap 600 Restaurants

*$100 invested on 5/8/12 in stock or 4/30/12 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Total Cumulative Shareholder Returns

	5/8/2012	6/30/2012	9/30/2012	12/31/12	03/31/13	06/30/13	9/30/13	12/31/13
Fiesta Restaurant Group, Inc .	$100.00	$115.04	$138.01	$133.22	$231.04	$298.75	$327.22	$454.26
NASDAQ Composite	$100.00	$98.12	$103.24	$99.25	$109.23	$114.4	$127.68	$141.95
S&P Small Cap 600 Restaurants	$100.00	$104.27	$108.77	$107.07	$122.68	$140.43	$148.76	$172.57
The graph and table above provide the cumulative change of $100.00 invested on May 8, 2012, including reinvestment of dividends, if applicable, for the periods indicated.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the years ended January 3, 2010, January 2, 2011, January 1, 2012, December 30, 2012 and December 29, 2013. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of December 30, 2012 and December 29, 2013 and for the years ended January 1, 2012, December 30, 2012 and December 29, 2013, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended January 2, 2011, January 1, 2012, December 30, 2012 and December 29, 2013 each contained 52 weeks. Our fiscal year ended January 3, 2010 contained 53 weeks.

(Dollars in thousands, except share and per share data)	Year ended
	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
Statement of operations data:
Revenues:
Restaurant sales	$430,514	$437,538	$473,249	$507,351	$548,980
Franchise royalty revenues and fees	1,606	1,533	1,719	2,375	2,357
Total revenues	432,120	439,071	474,968	509,726	551,337
Costs and expenses:
Cost of sales	132,070	135,236	152,711	163,514	176,123
Restaurant wages and related expenses (including stock-based compensation expense of $88, $28, $18, $11 and $2, respectively)	120,105	122,519	129,083	136,265	143,392
Restaurant rent expense	17,326	16,620	16,841	21,595	26,849
Other restaurant operating expenses	60,020	59,680	61,398	63,813	69,021
Advertising expense	14,950	15,214	16,082	16,791	17,138
General and administrative (including stock-based compensation expense of $669, $974, $1,690, $2,025 and $2,296, respectively)	32,148	32,865	37,459	43,870	48,521
Depreciation and amortization	19,676	19,075	19,537	18,278	20,375
Pre-opening costs	484	543	750	1,673	2,767
Impairment and other lease charges	2,284	6,614	2,744	7,039	199
Other expense (income) (1)	(799)	—	146	(92)	(554)
Total operating expenses	398,264	408,366	436,751	472,746	503,831
Income from operations	33,856	30,705	38,217	36,980	47,506
Interest expense	20,447	19,898	24,041	24,424	18,043
Loss on extinguishment of debt (2)	—	—	—	—	16,411
Income before income taxes	13,409	10,807	14,176	12,556	13,052
Provision for income taxes	5,045	3,764	4,635	4,289	3,795
Net income	$8,364	$7,043	$9,541	$8,267	$9,257

Per share data:
Basic and diluted net income per share (3)	$0.36	$0.30	$0.41	$0.35	$0.39
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding (3)	23,161,822	23,161,822	23,161,822	22,890,018	23,271,431
Other financial data:
Net cash provided from operating activities	$33,244	$32,529	$43,167	$37,975	$36,176
Net cash used for investing activities	(17,266)	(21,380)	(15,082)	(32,718)	(34,067)
Net cash used for financing activities	(14,649)	(12,420)	(16,998)	(3,394)	(6,664)
Total capital expenditures	(16,127)	(23,398)	(22,865)	(40,996)	(47,025)

	Year ended
(Dollars in thousands)	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
Balance sheet data:
Total assets (4)	$360,125	$357,886	$370,166	$303,729	$318,785
Working capital	(6,744)	(8,453)	(9,064)	(10,321)	(5,162)
Long-term debt:
Due to former parent company	$155,793	$138,756	$1,511	$—	$—
8.875% Senior Secured Second Lien Notes (2)	—	—	200,000	200,000	—
Revolving credit facility	—	—	—	—	71,000
Lease financing obligations (4)	116,651	122,975	123,019	3,029	1,657
Capital leases	1,020	1,064	1,008	949	1,385
Total long-term debt	$273,464	$262,795	$325,538	$203,978	$74,042

Stockholders' equity (deficit)	$50,868	$57,911	$(4,672)	$10,504	$158,306
Operating statistics:
Consolidated:
Restaurant-Level Adjusted EBITDA (5)	$85,647	$87,754	$96,402	$103,711	$113,692
Restaurant-Level Adjusted EBITDA margin (5)	19.9%	20.1%	20.4%	20.4%	20.7%
Adjusted EBITDA (5)	55,774	57,396	62,352	64,241	69,824
Adjusted EBITDA margin (5)	12.9%	13.1%	13.1%	12.6%	12.7%
Total number of restaurants (at end of period)	247	246	249	251	267
Pollo Tropical:
Company-owned restaurants (at end of period)	91	91	91	91	102
Average number of company-owned restaurants	90.8	90.5	91	89.6	96.7
Revenues:
Restaurant sales	$176,525	$186,045	$208,115	$227,428	$257,837
Franchise royalty revenues and fees	1,315	1,248	1,410	1,915	1,865
Total revenues	177,840	187,293	209,525	229,343	259,702
Average annual sales per company-owned restaurant (6)	1,911	2,056	2,287	2,538	2,666
Restaurant-Level Adjusted EBITDA (5)	38,708	44,826	51,748	57,094	65,738
Restaurant-Level Adjusted EBITDA margin (5)	21.9%	24.1%	24.9%	25.1%	25.5%
Adjusted EBITDA (5)	25,322	30,062	35,567	38,592	43,738
Adjusted EBITDA margin (5)	14.2%	16.1%	17.0%	16.8%	16.8%
Change in comparable company-owned restaurant sales (7)	(1.3)%	7.4%	9.9%	8.1%	5.9%
Taco Cabana:
Company-owned restaurants (at end of period)	156	155	158	160	165
Average number of company-owned restaurants	154.6	155.6	156.9	158.3	163.3
Revenues:
Restaurant sales	$253,989	$251,493	$265,134	$279,923	$291,143
Franchise royalty revenues and fees	291	285	309	460	492
Total revenues	254,280	251,778	265,443	280,383	291,635
Average annual sales per company-owned restaurant (6)	1,607	1,616	1,690	1,768	1,783
Restaurant-Level Adjusted EBITDA (5)	46,939	42,928	44,654	46,617	47,954
Restaurant-Level Adjusted EBITDA margin (5)	18.5%	17.1%	16.8%	16.7%	16.5%
Adjusted EBITDA (5)	30,452	27,334	26,785	25,649	26,086
Adjusted EBITDA margin (5)	12.0%	10.9%	10.1%	9.1%	8.9%
Change in comparable company-owned restaurant sales (7)	(3.7)%	0.3%	3.7%	4.7%	0.5%

(1)
Other income in the year ended January 3, 2010 resulted from a Taco Cabana insurance gain of $0.6 million related to Hurricane Ike and $0.2 million gain on the sale of a Taco Cabana non-operating property. Other expense in the year ended January 1, 2012 resulted from a loss of $0.1 million from the sale of a Taco Cabana restaurant property in a sale-leaseback transaction. Other income for the year ended December 30, 2012 resulted from a gain of $0.1 million from the sale of a non-operating Pollo Tropical restaurant property. Other income for the year ended December 29, 2013 also resulted primarily from a gain of $0.5 million from the sale of a non-operating Pollo Tropical restaurant property.

(2)
In the year ended December 29, 2013, we completed a tender offer and consent solicitation for all of our outstanding $200.0 million 8.875% Senior Secured Second Lien Notes due 2016 and called for redemption and redeemed all of our Notes that were not validly tendered and accepted for payment in the tender offer. We recognized a loss on extinguishment of debt of $16.4 million in the fourth quarter of 2013 related to the repurchase and redemption of the Notes. The loss on extinguishment of debt includes the write-off of $3.9 million in deferred financing costs related to the Notes and $12.5 million of debt redemption premiums, consent payments, additional interest and other fees related to the redemption of the Notes.

(3)	Basic and diluted weighted average common shares outstanding reflect a 23,161.822 for one split of our outstanding common stock, which occurred on April 19, 2012.

(4)
Prior to the Spin-off, certain sale-leaseback transactions were classified as lease financing transactions because Carrols guaranteed the related lease payments. Effective upon the Spin-off, the provisions that previously precluded sale-leaseback accounting were cured or eliminated. As a result, the real property leases entered into in connection with these transactions are now recorded as operating leases. Because of this change in accounting treatment, we recorded a decrease in lease financing obligations of $114.2 million, a decrease in assets under lease financing obligations of $80.4 million, and a decrease of $1.6 million in deferred financing fees in 2012.

(5)
Adjusted EBITDA is defined as earnings before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA for each of our Pollo Tropical and Taco Cabana segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions. Adjusted EBITDA margin is derived by dividing Adjusted EBITDA by total revenues.

Restaurant-Level Adjusted EBITDA is defined as Adjusted EBITDA excluding franchise royalty revenue and fees and general and administrative expense (including corporate-level general and administrative expenses). Restaurant-Level Adjusted EBITDA margin is derived by dividing Restaurant-Level Adjusted EBITDA by restaurant sales.
Adjusted EBITDA, Adjusted EBITDA margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA margin are non-GAAP financial measures. Management believes that such financial measures, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of Restaurant-Level Adjusted EBITDA and Adjusted EBITDA to net income (i) provide useful information about our operating performance and period-over-period growth (including at the restaurant level), (ii) provide additional information that is useful for evaluating the operating performance of our business, and (iii) permit investors to gain an understanding of the factors and trends affecting our ongoing earnings, from which capital investments are made and debt is serviced. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. Also these measures may not be comparable to similarly titled captions of other companies.

A reconciliation of Adjusted EBITDA and Restaurant-Level Adjusted EBITDA to consolidated net income is presented below:

	Year ended
(Dollars in thousands)	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
Restaurant-Level Adjusted EBITDA
Pollo Tropical	$38,708	$44,826	$51,748	$57,094	$65,738
Taco Cabana	46,939	42,928	44,654	46,617	47,954
Total	85,647	87,754	96,402	103,711	113,692
Add:
Franchise royalty revenue and fees	1,606	1,533	1,719	2,375	2,357
Less:
General and administrative (excluding stock-based compensation expense of ($974, $1,690, $2,025 and $2,296 respectively)	31,479	31,891	35,769	41,845	46,225
Adjusted EBITDA
Pollo Tropical	$25,322	$30,062	$35,567	$38,592	$43,738
Taco Cabana	30,452	27,334	26,785	25,649	26,086
Total	55,774	57,396	62,352	64,241	69,824
Less:
Depreciation and amortization	19,676	19,075	19,537	18,278	20,375
Impairment and other lease charges	2,284	6,614	2,744	7,039	199
Interest expense	20,447	19,898	24,041	24,424	18,043
Loss on extinguishment of debt	—	—	—	—	16,411
Provision for income taxes	5,045	3,764	4,635	4,289	3,795
Stock-based compensation	757	1,002	1,708	2,036	2,298
Other expense (income)	(799)	—	146	(92)	(554)
Net income	$8,364	$7,043	$9,541	$8,267	$9,257

(6)
Average annual sales per company-owned restaurant are derived by dividing restaurant sales for the applicable segment by the average number of company-owned and operated restaurants. For comparative purposes, the calculation of average annual sales per company-owned restaurant is based on a 52-week fiscal year. For purposes of calculating average annual sales per company-owned restaurant for the year ended January 3, 2010, a 53-week fiscal year, we have excluded restaurant sales data for the extra week in the year ended January 3, 2010.

(7)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of financial condition and results of operations ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying financial statement notes.
On May 7, 2012, Carrols Restaurant Group completed the Spin-off of Fiesta into an independent public company, through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols Restaurant Group. As a result of the Spin-off, we became an independent public company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 each contained 52 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 25 years and 35 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, fresh and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of December 29, 2013, our company-owned restaurants included 102 Pollo Tropical restaurants and 165 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of December 29, 2013, we had 35 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Costa Rica, Panama, the Dominican Republic and India and four non-traditional licensed locations on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in the existing markets of Venezuela, North India, Trinidad & Tobago, Honduras, Costa Rica and Panama, and we have agreements to develop new restaurants in the additional markets of Aruba, Curacao, Bonaire and Guatemala. As of December 29, 2013, we had four Taco Cabana franchised restaurants located in New Mexico and three non-traditional Taco Cabana licensed locations in Texas.
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
During the years ended December 29, 2013 and December 30, 2012, we recognized expenses of $3.0 million and $3.7 million, respectively, related to the TSA, which became effective on May 7, 2012. In October 2013, we terminated the TSA with respect to substantially all of the remaining services provided under the TSA with the exception of certain information technology services and other miscellaneous services. We terminated the remaining services under the TSA in December 2013.
Refinancing, Repurchase and Redemption of Outstanding Indebtedness
On November 12, 2013, we commenced a tender offer and consent solicitation for all of our outstanding $200.0 million aggregate principal amount of Notes. Holders who validly tendered their Notes received total consideration of $1,062.50, payable in cash for each $1,000 principal amount of Notes accepted for payment, which included a consent payment of $30.00 per $1,000 principal amount of Notes tendered and accepted for payment. Accrued and unpaid interest, up to, but not including, the applicable settlement date, was paid in cash on all validly tendered and accepted Notes. The principal amount repurchased in the tender offer totaled $122.7 million.
On November 20, 2013, we sold 3,078,336 shares of Fiesta's common stock in an underwritten public offering at a price of $46.00 per share (excluding underwriting discounts and commissions) pursuant to a Registration Statement on Form S-3

(Registration No. 333-192254). The aggregate net proceeds to us from the offering were approximately $135.3 million, reflecting gross proceeds of $141.6 million, net of underwriting fees of approximately $5.7 million and other offering costs of approximately $0.7 million.
On December 11, 2013, we irrevocably called for redemption the remaining $77.3 million principal amount of Notes that were not validly tendered and accepted for payment in the tender offer. In accordance with the terms of the indenture governing the Notes, the redemption price was equal to 100% of the principal amount of the Notes, plus the Applicable Premium (as defined in the indenture governing the Notes) as of, and accrued and unpaid interest, if any, to, but not including, December 16, 2013, the date of redemption.
On December 11, 2013, we terminated our former senior secured revolving credit facility, which we refer to as our “former senior credit facility”, and entered into a new senior credit facility. The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On December 29, 2013, there was $71.0 million in outstanding borrowings under our new senior credit facility.
We recognized a loss on extinguishment of debt of $16.4 million in the fourth quarter of 2013 related to the repurchase and redemption of the Notes. The loss on extinguishment of debt includes the write-off of $3.9 million in deferred financing costs related to the Notes and $12.5 million of debt redemption premiums, consent payments, additional interest and other fees related to the redemption of the Notes.
Interest expense will decrease significantly in 2014 as a result of the refinancing, repurchase and redemption of our Notes.
Lease Financing Obligations
For certain of our sale-leaseback transactions, Carrols Restaurant Group has guaranteed the lease payments on an unsecured basis or is the primary lessee on the leases. Prior to the Spin-off, Accounting Standards Codification 840-40 “Sale-Leaseback Transactions” required us to classify these leases as lease financing transactions because the guarantee from a related party constituted continuing involvement and caused the sale to not qualify for sale-leaseback accounting. Under the financing method, the assets remained on our consolidated balance sheet and continued to be depreciated, and the net proceeds received by us from these transactions were recorded as a lease financing liability. Payments under these leases were applied as payments of imputed interest and deemed principal on the underlying financing obligations rather than as rent expense.
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
As a result of the qualification of these leases discussed above and purchase of the five properties mentioned above, restaurant rent expense was $2.8 million higher, depreciation expense was $0.7 million lower and interest expense was $3.9 million lower in 2013 compared to the same period in 2012, and restaurant rent expense was $4.4 million higher, depreciation expense was $1.4 million lower and interest expense was $7.1 million lower in 2012 compared to 2011.
Executive Summary-Consolidated Operating Performance for the Year Ended December 29, 2013
Our fiscal year 2013 results and highlights include the following:

•
Net income increased $1.0 million to $9.3 million in 2013, or $0.39 per diluted share, compared to net income of $8.3 million, or $0.35 per diluted share, primarily due to the net impact of the growth in revenues, impairment charges recognized in 2012 related to the closure of five Pollo Tropical restaurants in New Jersey, the positive impact of the qualification for sale treatment of sale-leaseback transactions upon the consummation of the Spin-off, and reduced interest expense as a result of the repurchase of the Notes, offset by the loss on extinguishment of debt in the fourth quarter of 2013.

•
Total revenues increased 8.2% in 2013 to $551.3 million from $509.7 million in 2012, driven primarily by an increase in the number of company-owned restaurants and an increase in comparable restaurant sales of 5.9% for the Pollo Tropical restaurants and 0.5% for the Taco Cabana restaurants. The growth in comparable restaurant sales resulted primarily from an increase in average check of 3.2% at Pollo Tropical and 1.6% at Taco Cabana and an increase in transactions at Pollo Tropical of 2.7%, offset by a decrease in transactions at Taco Cabana of 1.1%.

•
During 2013, we opened twelve new company-owned Pollo Tropical restaurants and six new company-owned Taco Cabana restaurants and permanently closed one company-owned Pollo Tropical restaurant and one company-owned Taco Cabana restaurant.

Results of Operations
The following table sets forth, for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, selected consolidated operating results as a percentage of consolidated restaurant sales:

	December 29, 2013	December 30, 2012	January 1, 2012
Restaurant sales:
Pollo Tropical	46.97%	44.8%	44.0%
Taco Cabana	53.03%	55.2%	56.0%
Consolidated restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.1%	32.2%	32.3%
Restaurant wages and related expenses	26.1%	26.9%	27.3%
Restaurant rent expense	4.9%	4.3%	3.6%
Other restaurant operating expenses	12.6%	12.6%	13.0%
Advertising expense	3.1%	3.3%	3.4%
General and administrative	8.8%	8.6%	7.9%
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants in each fiscal year:

	2013			2012			2011
	Owned	Franchised	Total	Owned	Franchised	Total	Owned	Franchised	Total
Pollo Tropical:
Beginning of year	91	35	126	91	31	122	91	29	120
New	12	7	19	5	5	10	2	2	4
Closed	(1)	(3)	(4)	(5)	(1)	(6)	(2)	—	(2)
End of year	102	39	141	91	35	126	91	31	122

Taco Cabana:
Beginning of year	160	8	168	158	5	163	155	4	159
New	6	—	6	5	1	6	4	1	5
Sold to franchisee	—	—	—	(2)	2	—	—	—	—
Closed	(1)	(1)	(2)	(1)	—	(1)	(1)	—	(1)
End of year	165	7	172	160	8	168	158	5	163
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
Total revenues increased 8.2% to $551.3 million in 2013 from $509.7 million in 2012, while the 2012 revenues represent an increase of 7.3% from $475.0 million in 2011. Restaurant sales also increased 8.2% to $549.0 million in 2013 from $507.4 million in 2012, which represents an increase of 7.2% from $473.2 million in 2011. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana:

	2013 vs. 2012	2012 vs. 2011
Pollo Tropical:
Increase in comparable restaurant sales	$12.8	$15.8
Impact of new stores, net of closed stores, and other	17.6	3.5
Total increase	$30.4	$19.3

Taco Cabana:
Increase in comparable restaurant sales	$1.3	$12.2
Impact of new stores, net of closed stores, and other	9.9	2.6
Total increase	$11.2	$14.8
Comparable restaurant sales for Pollo Tropical increased 5.9% in 2013 and 8.1% in 2012. Comparable restaurant sales for Taco Cabana increased 0.5% in 2013 and 4.7% in 2012. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases in comparable restaurant sales result primarily from an increase in guest traffic and an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 2.2% in 2013 as compared to 2012, and 2.6% in 2012 as compared to 2011. For Taco Cabana, menu price increases drove an increase in restaurant sales of 1.7% in 2013 as compared to 2012, and 2.7% in 2012 as compared to 2011.
Franchise revenues were $2.4 million in 2013 and 2012. Franchise revenues in 2012 increased $0.7 million from $1.7 million in 2011 due primarily to the number of new franchised locations opened during the year and an increase in sales at the franchised locations.
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

	2013 vs. 2012	2012 vs. 2011
Pollo Tropical:
Cost of sales:
Higher commodity costs	0.8%	0.4%
Menu price increases	(0.8)%	(0.9)%
Sales mix	0.1%	(0.2)%
Other	(0.1)%	0.5%
Net decrease in cost of sales as a percentage of restaurant sales	—%	(0.2)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.3)%	(0.5)%
Higher (lower) workers' compensation claim costs	(0.4)%	0.5%
Lower medical benefit costs	(0.2)%	—%
Other	(0.2)%	—%
Net decrease in restaurant wages and related expenses as a percentage of	(1.1)%	—%
restaurant sales

Other operating expenses:
Lower utility costs	(0.2)%	(0.5)%
Higher insurance costs	0.3%	—%
Other	0.1%	(0.1)%
Net increase (decrease) in other restaurant operating expenses as a	0.2%	(0.6)%
percentage of restaurant sales

Advertising expense:
Impact of higher sales volumes	(0.3)%	(0.2)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.3)%	(0.2)%

Pre-opening expense:
Increase in number of restaurants opened	0.3%	0.2%
Net increase in pre-opening expense as a percentage of restaurant sales	0.3%	0.2%

	2013 vs. 2012	2012 vs. 2011
Taco Cabana:
Cost of sales:
Higher commodity costs	0.1%	0.8%
Menu price increases	(0.6)%	(0.9)%
Sales mix	0.1%	(0.3)%
Other	—%	0.5%
Net (decrease) increase in cost of sales as a percentage of restaurant sales	(0.4)%	0.1%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.3)%	(0.3)%
Higher (lower) medical and other benefit and worker's compensation costs	0.2%	(0.4)%
Other	(0.1)%	—%
Net decrease in restaurant wages and related expenses as a percentage of	(0.2)%	(0.7)%
restaurant sales

Other operating expenses:
Higher (lower) utility costs	0.1%	(0.4)%
Lower repairs and maintenance costs	(0.2)%	—%
Other	—%	0.2%
Net decrease in other restaurant operating expenses as a percentage of	(0.1)%	(0.2)%
restaurant sales

Advertising expense:
Net change in advertising expense as a percentage of restaurant sales	—%	—%

Pre-opening expense:
Increase in number of restaurants opened	—%	0.1%
Net increase in pre-opening expense as a percentage of restaurant sales	—%	0.1%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.9% in 2013 from 4.3% in 2012 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which increased rent expense in 2013 by $2.8 million. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.3% in 2012 from 3.6% in 2011 also due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which increased rent expense in 2012 by $4.4 million. This was partially offset by the effect of higher restaurant sales volumes at both Pollo Tropical and Taco Cabana on fixed rental costs.
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
General and administrative expenses increased to $48.5 million in 2013 from $43.9 million in 2012 and, as a percentage of total revenues, increased to 8.8% compared to 8.6% in 2012. The increase is due primarily to Fiesta management additions and related costs and other costs related to the transition from Carrols Restaurant Group to a separate infrastructure. In addition, general and administrative expenses in 2013 includes $0.4 million of expenses associated with the underwritten secondary public equity offering completed in March 2013.
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
Adjusted EBITDA. Adjusted EBITDA, which is one of the measures of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for our Pollo Tropical restaurants increased to $43.7 million in 2013 from $38.6 million in 2012 due primarily to the net impact of the increase in revenue, partially offset by an increase in rent expense, insurance costs and pre-opening costs and an increase in general and administrative expense. Adjusted EBITDA for our Taco Cabana restaurants increased to $26.1 million in 2013 from $25.6 million in 2012 also primarily due to the net impact of the increase in revenues, partially offset by the increase in rent expense and the increase in general and administrative expense. Adjusted EBITDA for Pollo Tropical and Taco Cabana was negatively impacted by an increase in rent expense of $1.1 million and $1.8 million, respectively, in 2013 compared to 2012 due to the qualification for sale treatment of sale-leaseback transactions, as discussed above.
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
Depreciation and Amortization. Depreciation and amortization expense increased to $20.4 million in 2013 from $18.3 million in 2012 due primarily to increased depreciation due to new company-owned restaurant openings, partially offset by the qualification for sale treatment of the sale-leaseback transactions discussed above, which decreased depreciation expense by $0.7 million in 2013. Depreciation and amortization expense decreased to $18.3 million in 2012 from 19.5 million in 2011 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which decreased depreciation expense in 2012 by $1.4 million.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.2 million in 2013 and consisted of a $0.4 million impairment charge for a Taco Cabana location and recoveries, net of other lease charges related to previously closed locations of $0.2 million.
Impairment and other lease charges were $7.0 million in 2012 and consisted of asset impairment charges of $4.1 million and lease charges of $1.5 million associated with the closure of five Pollo Tropical restaurants in New Jersey in the first quarter of 2012 and $1.0 million of asset impairment charges for two Taco Cabana restaurants and an impairment charge of $0.5 million related to a Pollo Tropical restaurant. Two of the five closed Pollo Tropical restaurants' assets were previously impaired in 2011.
In 2011 we recorded total impairment and other lease charges of $2.7 million which included other lease charges of $1.2 million associated with five closed Pollo Tropical restaurants, $0.2 million of lease charges for two closed Taco Cabana restaurants and a $1.3 million impairment charge for an underperforming Pollo Tropical restaurant.
Interest Expense. Interest expense decreased $6.4 million to $18.0 million in 2013 from 2012 due primarily to the elimination of interest expense of $3.9 million in 2013 as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of those payments as rent, as discussed above, the refinancing, repurchase and redemption of our Notes in the fourth quarter of 2013, as discussed above, and the capitalization of interest driven by the increase in new store construction.
Interest expense increased $0.4 million to $24.4 million in 2012 from 2011 due primarily to our refinancing activities in the third quarter of 2011, partially offset by the elimination of interest expense of $7.1 million in 2012 as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of those payments as rent, as discussed above.

Interest expense will decrease significantly in 2014 as a result of the refinancing, repurchase and redemption of our Notes.
Loss on Extinguishment of Debt. In 2013, we recognized a loss on extinguishment of debt of $16.4 million related to the repurchase and redemption of the Notes. The loss on extinguishment includes the write-off of $3.9 million in deferred financing costs related to the Notes and $12.5 million of debt redemption premiums, consent payments, additional interest and other fees related to the redemption of the Notes.
Provision for Income Taxes. The effective tax rate for 2013 of 29.1% decreased as compared to an effective tax rate for 2012 of 34.2%, primarily due to the renewal of the Work Opportunity Tax Credit in 2013. The 2013 effective tax rate also includes the positive impacts of discrete items, which include the effect of renewing the Work Opportunity Tax Credit in 2013 retroactive to 2012, totaling approximately $0.9 million. The American Taxpayer Relief Act of 2013 (the "Act") was signed into law on January 2, 2013. The Act included a provision to retroactively restore several expired business tax provisions, including the Work Opportunity Tax Credit, as of January 1, 2012, with a new expiration date of December 31, 2013. Because a change in tax law is accounted for in the period of enactment, and the Act was enacted after Fiesta's fiscal year-end, the retroactive effect of renewing the Work Opportunity Tax Credit is recorded as a discrete item in 2013.
The effective tax rate for 2012 of 34.2% increased as compared to an effective tax rate for 2011 of 32.7%, primarily due to the expiration of the Work Opportunity Tax Credit and the HIRE Act retention tax credit effective December 31, 2011. The 2012 effective tax rate also includes the positive impacts of discrete items totaling approximately $0.7 million.
Net Income. As a result of the foregoing, we had net income of $9.3 million in 2013 compared to net income of $8.3 million in 2012, and $9.5 million in 2011.
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
Capital expenditures, payments related to our lease obligations and interest payments under debt obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability of borrowings under our new senior credit facility and proceeds from any sale-leaseback transactions which we may choose to do will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided by operating activities for 2013, 2012 and 2011 was $36.2 million, $38.0 million, and $43.2 million, respectively. The $1.8 million decrease in net cash provided by operating activities in 2013 compared to 2012 was driven primarily by the timing of tax and interest payments, partially offset by the increase in net income before impairments and the loss on extinguishment of debt. The decrease of $5.2 million in 2012 as compared to 2011 was due primarily to interest payments of $18.7 million related to the financing activities in the third quarter of 2011, partially offset by an increase in cash from changes in the other components of net working capital.
Investing Activities. Net cash used for investing activities in 2013, 2012 and 2011 was $34.1 million, $32.7 million and $15.1 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Year Ended December 29, 2013
New restaurant development	$21,996	$10,614	$—	$32,610
Restaurant remodeling	491	2,598	—	3,089
Other restaurant capital expenditures (1)	2,227	3,180	—	5,407
Corporate and restaurant information systems	282	217	5,420	5,919
Total capital expenditures	$24,996	$16,609	$5,420	$47,025
Number of new restaurant openings	12	6		18
Year ended December 30, 2012:
New restaurant development	$13,018	$10,596	$—	$23,614
Restaurant remodeling	958	7,715	—	8,673
Other restaurant capital expenditures (1)	3,301	3,616	—	6,917
Corporate and restaurant information systems	204	429	1,159	1,792
Total capital expenditures	$17,481	$22,356	$1,159	$40,996
Number of new restaurant openings	5	5		10
Year ended January 1, 2012:
New restaurant development	$4,956	$7,620	$—	$12,576
Restaurant remodeling	2,547	1,888	—	4,435
Other restaurant capital expenditures (1)	2,210	2,830	—	5,040
Corporate and restaurant information systems	528	185	101	814
Total capital expenditures	$10,241	$12,523	$101	$22,865
Number of new restaurant openings	2	4		6
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended December 29, 2013, December 30, 2012 and January 1, 2012, total restaurant repair and maintenance expenses were approximately $11.7 million, $11.8 million, and $10.7 million, respectively.

In 2014, we anticipate that total capital expenditures will range from $60 million to $65 million. Capital expenditures in 2014 are expected to include $45 million to $50 million for development of new restaurants and purchase of related real estate for the opening of a total of 22 to 26 new Pollo Tropical and Taco Cabana restaurants, including our first new elevated Taco Cabana concept called Cabana Grill. Our capital expenditures in 2014 are also expected to include expenditures of approximately $12.0 million to $14.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $4.0 million to $6.0 million of other expenditures.
In 2013, investing activities also included six sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $15.7 million, as well as the sale of an excess Pollo Tropical property, the net proceeds from which were $1.7 million. In 2013, we purchased for $4.4 million two of our existing Taco Cabana restaurant properties and one of our existing Pollo Tropical properties to be sold in future sale-leaseback transactions. Two of these properties were subsequently sold in two of the sale-leaseback transactions noted above.
In 2012 and 2011, investing activities also included five sale-leaseback transactions in each year related to our restaurant properties, the net proceeds from which were $7.9 million in 2012 and $7.8 million in 2011, as well as the sale of excess properties and the sale of two Taco Cabana restaurants to an existing franchisee in 2012, the net proceeds from which was $2.4 million. The net proceeds from the 2012 sales were used to fund additional new store development, while the net proceeds from the 2011 sales were used to reduce outstanding borrowings under Carrols LLC's prior senior credit facility. In the first quarter of 2012 we purchased for $2.1 million one of our existing Pollo Tropical restaurant properties, which was subsequently sold in one of the sale-leaseback transactions noted above.
Financing Activities. Net cash used for financing activities in 2013, 2012 and 2011 was $6.7 million, $3.4 million and $17.0 million, respectively. Net cash used in financing activities in 2013 included net proceeds from the issuance of stock in the public offering of $135.3 million, $212.5 million in payments to redeem or repurchase our Notes, $71.0 million in net revolving credit borrowings on our new senior credit facility and $1.2 million in deferred financings costs as discussed under the heading "Recent and Future Events Affecting Our Results of Operations".

Net cash used in financing activities in 2012 included the purchase of five restaurant properties previously accounted for as lease financing obligations from the lessor for $6.0 million, net borrowings on intercompany debt of $0.5 million prior to the Spin-off and the transfer from Carrols to us of $2.5 million of the excess cash proceeds from the financing transactions in 2011.
Net cash used for financing activities in 2011 included the proceeds from the issuance of $200.0 million of Notes pursuant to an indenture dated as of August 5, 2011 governing such Notes. As a result of the issuance of the Notes and the administrative services provided to us by Carrols Restaurant Group during 2011, we made payments to Carrols Restaurant Group of $139.0 million in 2011 and a dividend payment to Carrols Restaurant Group of $75.5 million in 2011. In 2011 we also deferred $7.5 million of financing costs pertaining to our financing transactions discussed below, and sold a restaurant property with net proceeds of $1.7 million which was accounted for as a lease financing obligation.
New Senior Credit Facility. In December 2013, we terminated our former senior credit facility and entered into a new senior credit facility. The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On December 29, 2013, there were $71.0 million in outstanding borrowings under our new senior credit facility.
Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the new senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.5% to 1.5% based on our Adjusted Leverage Ratio (with a margin of 0.75% as of December 29, 2013), or
2) the LIBOR Rate plus the applicable margin of 1.5% to 2.5% based on our Adjusted Leverage Ratio (with a margin of 1.75% at December 29, 2013)
In addition, the new senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.3% at December 29, 2013) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
All obligations under the new senior credit facility are guaranteed by all of our material domestic subsidiaries. In general, our obligations under our new senior credit facility and our subsidiaries’ obligations under the guarantees are secured by a first priority lien and security interest on substantially all of our assets and the assets of our material subsidiaries (including a pledge of all of the capital stock and equity interests of our material subsidiaries), other than certain specified assets, including real property owned by us or our subsidiaries.
The outstanding borrowings under the new senior credit facility are prepayable without penalty (other than customary breakage costs). The new senior credit facility requires us to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting our and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests, (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change our business. In addition, the new senior credit facility will require us to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined under the new senior credit facility).
Our new senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount of $5.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.
As of December 29, 2013, we were in compliance with the covenants under our new senior credit facility. After reserving $8.4 million for letters of credit issued under the new senior credit facility, $70.6 million was available for borrowing under the new senior credit facility at December 29, 2013.
Former Senior Credit Facility. We had a senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit), which was terminated on December 11, 2013.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 29, 2013 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit facility debt obligations, including interest(1)	$80,777	$1,971	$3,979	$74,827	$—
Capital lease obligations, including interest(2)	3,083	236	444	440	1,963
Operating lease obligations(3)	364,776	31,541	61,975	58,608	212,652
Lease financing obligations, including interest(4)	3,076	139	281	287	2,369
Total contractual obligations	$451,712	$33,887	$66,679	$134,162	$216,984

(1)
Our credit facility debt obligations at December 29, 2013 totaled $71.0 million. Total interest payments on the obligation of $7.9 million for all years presented are included at a weighted average interest rate of 2.25%. Total credit facility fees of $1.8 million for all years presented are included based on December 29, 2013 rates and balances. Actual interest and fee payments will vary based on our outstanding credit facility balances and the rates in effect during those years. Refer to Note 8 of our consolidated financial statements included in this Annual Report on Form 10-K for details of our debt.

(2)	Includes total interest of $1.7 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property, all of which have been excluded from this table.

(4)	Includes total interest of $1.4 million for all years presented.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and are not recorded on our consolidated balance sheet.
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
Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. Total accrued occupancy costs pertaining to closed restaurant locations was $1.4 million at December 29, 2013.
Insurance liabilities. We are insured for workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At December 29, 2013, we had $4.6 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets as of the last day of our fiscal year. Our review at December 29, 2013 indicated there was no impairment as of that date. In reviewing goodwill for impairment, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis and a market-based approach. Assumptions include our anticipated growth rates and the weighted average cost of capital. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results and market values. We had two reporting units with goodwill balances as of our most recent measurement date. The fair value exceeded the carrying value of our respective reporting units by substantial amounts for both our Pollo Tropical and our Taco Cabana segments. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.
Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition to considering management’s plans, known regulatory/governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), we consider an event indicating that the carrying value may not be recoverable to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.
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
Management's Use of Non-GAAP Financial Measures
Adjusted EBITDA is a non-GAAP financial measure. We use Adjusted EBITDA in addition to net income, income from operations, and income before income taxes to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe this measure is an important indicator of our operational strength and the performance of our business. Adjusted EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies, and should not be considered as an alternative to net income, earnings per share, cash flows from operating activities or other financial information determined under GAAP.
Adjusted EBITDA is defined as earnings before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions.
Management believes that Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of Adjusted EBITDA to net income (i) provide useful information about our operating performance and period-over-period growth, (ii) provide additional information that is useful for evaluating the operating performance of our business and (iii) permit investors to gain an understanding of the factors and trends affecting our ongoing earnings, from which capital investments are made and debt is serviced. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. Also these measures may not be comparable to similarly titled captions of other companies.
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

A reconciliation of Adjusted EBITDA to consolidated net income is presented below:

	Year ended
(Dollars in thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Adjusted EBITDA
Pollo Tropical	$43,738	$38,592	$35,567
Taco Cabana	26,086	25,649	26,785
Less:
Depreciation and amortization	20,375	18,278	19,537
Impairment and other lease charges	199	7,039	2,744
Interest expense	18,043	24,424	24,041
Loss on extinguishment of debt	16,411	—	—
Provision for income taxes	3,795	4,289	4,635
Stock-based compensation	2,298	2,036	1,708
Other expense (income)	(554)	(92)	146
Net income	$9,257	$8,267	$9,541

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our new senior credit facility, which had outstanding borrowings of $71.0 million as of December 29, 2013. Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the new senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.5% to 1.5% based on our Adjusted Leverage Ratio (with a margin of 0.75% as of December 29, 2013), or
2) the LIBOR Rate plus the applicable margin of 1.5% to 2.5% based on our Adjusted Leverage Ratio (with a margin of 1.75% at December 29, 2013).
For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. As of December 29, 2013, we had elected to be charged interest on borrowings under our new senior credit facility at the LIBOR Rate plus the applicable margin. We have elected a twelve-month LIBOR Rate for $51.0 million, a three-month LIBOR Rate for $10.0 million and a one-month LIBOR Rate for the remaining $10.0 million of borrowings under the new senior credit facility as of December 29, 2013. The interest rates applicable to these borrowings as of December 29, 2013 were 2.33%, 2.00% and 1.92% respectively, which would result in interest expense in 2014 of $1.6 million assuming that outstanding borrowings and interest rates remain unchanged during the year. A hypothetical increase of 100 basis points in these variable interest rates would increase interest expense in 2014 by $0.7 million.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2013.
Changes in Internal Control over Financial Reporting. During the fourth quarter of 2013, we completed the transition of our information technology, accounting and finance functions from Carrols, including the implementation of our enterprise resource planning system. No other change occurred in our internal control over financial reporting during the fourth quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 29, 2013 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 29, 2013, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fiesta Restaurant Group, Inc. and subsidiaries
Addison, Texas
We have audited the internal control over financial reporting of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of December 29, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 25, 2014
ITEM 9B. OTHER INFORMATION
None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.frgi.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements - Fiesta Restaurant Group, Inc. and Subsidiaries

(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-23
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

4.5
Supplemental Indenture dated as of November 26, 2013 between Fiesta Restaurant Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of Fiesta's Current Report on Form 8-K filed on November 27, 2013)

10.1
Form of Separation and Distribution Agreement among Fiesta, Carrols Restaurant Group and Carrols' (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

10.2
Form of Tax Matters Agreement between Fiesta, Carrols and Carrols Restaurant Group (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

10.3
Form of Employee Matters Agreement between Fiesta, Carrols and Carrols Restaurant Group (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

10.4
Form of Transition Services Agreement among Fiesta, Carrols Restaurant Group and Carrols (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

10.5	Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan† (incorporated by reference to Exhibit 10.2 to Fiesta's Current Report on Form 8-K filed on May 8, 2012)+

10.6
Credit Agreement, dated as of August 5, 2011, among Fiesta, the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 of Carrols Restaurant Group's and Carrols' Quarterly Report on Form 10-Q for the period ended July 3, 2011)

10.7
First Lien Security Agreement, dated as of August 5, 2011, between Fiesta, the guarantors named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 of Carrols Restaurant Group's and Carrols' Quarterly Report on Form 10-Q for the period ended July 3, 2011)

10.8
Second Lien Security Agreement, dated as of August 5, 2011, between Fiesta, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 of Carrols Restaurant Group's and Carrols' Quarterly Report on Form 10-Q for the period ended July 3, 2011)

10.9
Executive Employment Agreement, dated as of February 20, 2014, between Fiesta Restaurant Group and Timothy P. Taft (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on February 25, 2014)+

10.10
Fiesta Restaurant Group, Inc. and Subsidiaries Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of Fiesta's Amendment No. 1 to Registration Statement on Form 10 filed on January 26, 2012)+

10.11
First Amendment to Credit Agreement, dated as of December 14, 2011, among Fiesta, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Carrols Restaurant Group's Current Report on Form 8-K filed on December 16, 2011)

10.12
Registration Rights Agreement by and among Fiesta, Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC (incorporated by reference to Exhibit 10.1 to Fiesta's Current Report on Form 8-K filed on May 8, 2012)

10.13	Offer letter between Fiesta Restaurant Group, Inc. and Lynn S. Schweinfurth (incorporated by reference to Exhibit 10.1 to Fiesta's Quarterly Report on Form 10-Q for the period ended July 1, 2012)+

10.14
Executive Retirement Agreement, dated as of September 28, 2012, between Michael Biviano and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.1 to Fiesta's Quarterly Report on Form 10-Q for the period ended September 30, 2012)+

10.15
Executive Retirement Agreement, dated as of September 28, 2012, between James Tunnessen and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.2 to Fiesta's Quarterly Report on Form 10-Q for the period ended September 30, 2012)+

10.16
Credit Agreement, dated as of December 11, 2013, between Fiesta Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on December 12, 2013)

10.17
Security Agreement, dated as of December 11, 2013, between Fiesta Restaurant Group, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of Fiesta's Current Report on Form 8-K filed on December 12, 2013)

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

We have audited the accompanying consolidated balance sheets of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of December 29, 2013 and December 30, 2012 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiesta Restaurant Group, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
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

/s/ Deloitte & Touche LLP
Dallas, Texas
February 25, 2014

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)

	December 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash	$10,978	$15,533
Trade receivables	6,011	5,935
Inventories	2,564	2,750
Prepaid rent	2,500	2,094
Income tax receivable	4,497	—
Prepaid expenses and other current assets	3,357	2,596
Deferred income taxes (Note 10)	3,018	2,049
Total current assets	32,925	30,957
Property and equipment, net (Note 2)	144,527	126,516
Goodwill (Note 3)	123,484	123,484
Intangible assets, net	121	202
Deferred income taxes (Note 10)	12,046	13,101
Deferred financing costs, net	1,530	5,690
Other assets	4,152	3,779
Total assets	$318,785	$303,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$61	$60
Accounts payable	10,802	10,411
Accrued interest	118	6,761
Accrued payroll, related taxes and benefits	14,296	14,719
Accrued real estate taxes	4,505	3,366
Other liabilities	8,305	5,961
Total current liabilities	38,087	41,278
Long-term debt, net of current portion (Note 8)	72,324	200,889
Lease financing obligations (Note 9)	1,657	3,029
Deferred income—sale-leaseback of real estate (Note 9)	35,873	36,096
Other liabilities (Note 5)	12,538	11,933
Total liabilities	160,479	293,225
Commitments and contingencies (Note 14)
Stockholders' equity: (Note 11)
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,710,111 and 23,514,437 shares, respectively, and outstanding 26,082,800 and 22,748,241 shares, respectively.	261	227
Additional paid-in capital	148,765	10,254
Retained earnings	9,280	23
Total stockholders' equity	158,306	10,504
Total liabilities and stockholders' equity	$318,785	$303,729

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND JANUARY 1, 2012
(In thousands of dollars, except share and per share amounts)

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Revenues:
Restaurant sales	$548,980	$507,351	$473,249
Franchise royalty revenues and fees	2,357	2,375	1,719
Total revenues	551,337	509,726	474,968
Costs and expenses:
Cost of sales	176,123	163,514	152,711
Restaurant wages and related expenses (including stock-based compensation expense of $2, $11 and $18 respectively)	143,392	136,265	129,083
Restaurant rent expense	26,849	21,595	16,841
Other restaurant operating expenses	69,021	63,813	61,398
Advertising expense	17,138	16,791	16,082
General and administrative (including stock-based compensation expense of $2,296, $2,025 and $1,690, respectively)	48,521	43,870	37,459
Depreciation and amortization	20,375	18,278	19,537
Pre-opening costs	2,767	1,673	750
Impairment and other lease charges (Note 4)	199	7,039	2,744
Other expense (income)	(554)	(92)	146
Total operating expenses	503,831	472,746	436,751
Income from operations	47,506	36,980	38,217
Interest expense	18,043	24,424	24,041
Loss on extinguishment of debt	16,411	—	—
Income before income taxes	13,052	12,556	14,176
Provision for income taxes (Note 10)	3,795	4,289	4,635
Net income	$9,257	$8,267	$9,541
Basic and diluted net income per share	$0.39	$0.35	$0.41
Basic and diluted weighted average common shares outstanding (Note 13)	23,271,431	22,890,018	23,161,822

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND JANUARY 1, 2012
(In thousands of dollars, except share and per share amounts)

					Total
	Number of		Additional	Accumulated	Stockholders'
	Common	Common	Paid-In	Earnings	Equity
	Stock Shares	Stock	Capital	(Deficit)	(Deficit)
Balance at January 2, 2011	23,161,822	$227	$—	$57,684	$57,911
Capital contributions	—	—	3,345	—	3,345
Dividend to former parent	—	—	—	(75,469)	(75,469)
Net income	—	—	—	9,541	9,541
Balance at January 1, 2012	23,161,822	227	3,345	(8,244)	(4,672)
Capital contributions	—	—	5,075	—	5,075
Stock-based compensation	—	—	1,834	—	1,834
Issuance of non-vested shares at spin-off	(434,397)	—	—	—	—
Vesting of restricted shares	20,816	—	—	—	—
Net income	—	—	—	8,267	8,267
Balance at December 30, 2012	22,748,241	227	10,254	23	10,504
Capital contributions	—	—	96	—	96
Stock-based compensation	—	—	2,298	—	2,298
Vesting of restricted shares and related tax benefit	256,223	3	862	—	865
Issuance of shares (Note 11)	3,078,336	31	135,255	—	135,286
Net income	—	—	—	9,257	9,257
Balance at December 29, 2013	26,082,800	$261	$148,765	$9,280	$158,306

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND JANUARY 1, 2012
(In thousands of dollars)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cash flows provided from operating activities:
Net income	$9,257	$8,267	$9,541
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	(208)	186	325
Stock-based compensation	2,298	1,834	1,708
Impairment and other lease charges	199	7,039	2,744
Loss on extinguishment of debt	16,411	—	—
Depreciation and amortization	20,375	18,278	19,537
Amortization of deferred financing costs	1,487	1,628	840
Amortization of deferred gains from sale-leaseback transactions	(3,489)	(2,328)	(270)
Deferred income taxes	(178)	(1,030)	(44)
Other	5	342	48
Changes in other operating assets and liabilities:
Accounts receivable	(77)	(1,093)	(1,361)
Accounts payable	(1,817)	2,398	1,892
Accrued payroll, related taxes and benefits	(423)	2,565	1,718
Accrued interest	(6,643)	(391)	7,152
Accrued real estate taxes	1,139	169	25
Other liabilities - current	2,677	(28)	792
Other liabilities - long term	986	728	(817)
Income tax receivable/payable	(4,423)	522	—
Other	(1,400)	(1,111)	(663)
Net cash provided from operating activities	36,176	37,975	43,167
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(32,610)	(23,614)	(12,576)
Restaurant remodeling	(3,089)	(8,673)	(4,435)
Other restaurant capital expenditures	(5,407)	(6,917)	(5,040)
Corporate and restaurant information systems	(5,919)	(1,792)	(814)
Total capital expenditures	(47,025)	(40,996)	(22,865)
Properties purchased for sale-leaseback	(4,438)	(2,082)	—
Proceeds from sales of other properties	1,734	2,426	—
Proceeds from sale-leaseback transactions	15,662	7,934	7,783
Net cash used for investing activities	(34,067)	(32,718)	(15,082)
Cash flows used for financing activities:
Proceeds from issuance of senior secured second lien notes	—	—	200,000
Senior secured second lien note redemption	(200,000)	—	—
Proceeds from issuance of stock, net of issuance costs	135,286	—	—
Premium and other costs associated with debt redemption	(12,545)	—	—
Excess tax benefit from vesting of restricted shares	865	—	—
Borrowings from (payments to) former parent, net	—	500	(138,953)
Capital contribution from former parent	—	2,500	3,345
Dividend to former parent	—	—	(75,469)
Borrowings on revolving credit facility	81,000	2,100	—
Repayments on revolving credit facility	(10,000)	(2,100)	—
Principal payments on capital leases	(59)	(59)	(56)
Financing costs associated with issuance of debt	(1,196)	(288)	(7,512)
Settlement of lease financing obligations	—	(6,047)	—
Proceeds from lease financing obligations	—	—	1,736
Financing costs associated with issuance of lease financing obligations	—	—	(89)
Other financing costs	(15)	—	—
Net cash used for financing activities	(6,664)	(3,394)	(16,998)
Net increase (decrease) in cash	(4,555)	1,863	11,087
Cash, beginning of year	15,533	13,670	2,583
Cash, end of year	$10,978	$15,533	$13,670

Supplemental disclosures:
Interest paid on long-term debt (including capitalized interest of $600 in 2013)	$23,707	$18,699	$280
Interest paid on lease financing obligations	$137	$4,207	$11,240
Accruals for capital expenditures	$3,009	$802	$161
Income tax payments, net	$7,204	$3,454	$—
Capital lease obligations incurred	$496	$—	$—
Non-cash reduction of lease financing obligations	$1,377	$114,165	$1,740
Non-cash reduction of assets under lease financing obligations	$965	$80,419	$—
Non-cash capital contribution from former parent	$96	$2,575	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2013, DECMEBER 30, 2012 AND JANUARY 1, 2012
(In thousands of dollars)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At December 29, 2013, Fiesta owned and operated 102 Pollo Tropical® restaurants, of which 95 were located in Florida, five were located in Georgia and two in Tennessee, and franchised a total of 39 Pollo Tropical restaurants, 18 in Puerto Rico, one in Ecuador, two in Honduras, one in the Bahamas, two in Trinidad, three in Venezuela, three in Costa Rica, three in Panama, one in the Dominican Republic, one in India, and four on college campuses in Florida. At December 29, 2013, Fiesta also owned and operated 165 Taco Cabana® restaurants, of which 162 were located in Texas and three were located in Oklahoma, and franchised a total of seven Taco Cabana restaurants, including four in New Mexico and three non-traditional locations (two college campuses and one sports arena) in Texas.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 each contained 52 weeks.
Allocations. Through the date of the consummation of the Spin-off, Carrols provided administrative support to the Company for executive management, information systems and certain accounting, legal and other administrative functions. The cost of these services were allocated to the Company based primarily on a pro-rata share of either the Company’s revenues, number of restaurants or number of employees. The allocations may not reflect the expense the Company would have incurred as an independent, publicly traded company for the periods presented. Following the Spin-off, certain of these functions were provided by Carrols under the TSA and the Company performed certain functions using its own resources or purchased services from third parties. Refer to Note 7—Former Related Party Transactions for further discussion related to agreements entered into effective as of the Spin-off.
The consolidated financial statements for the year ended January 1, 2012 also reflect interest expense allocated by Carrols to the Company. Effective with the refinancing discussed in Note 8, on August 5, 2011 the Company secured its own financing and interest allocations from Carrols ceased.
Management believes that its allocations are reasonable and based on a systematic and rational method; however, they are not necessarily indicative of the actual financial results of the Company, including such expenses that would have been incurred by the Company had it been operating as a separate, stand-alone entity for the periods presented. As a stand-alone entity, the

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

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
Reclassifications. Certain amounts have been reclassified from Restaurant rent expense, Advertising expense and Other restaurant operating expenses to Pre-opening costs in order to conform to the current year presentation. In addition, Accrued income taxes were reclassified to Other liabilities in the consolidated balance sheets, and certain amounts were reclassified from Other to Income tax receivable/payable and Accrued real estate taxes in the consolidated statements of cash flows to conform with the current year presentation.
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Inventories. Inventories, primarily consisting of food and paper, are stated at the lower of cost (first-in, first-out) or market.
Property and Equipment. The Company capitalizes all direct costs incurred to construct and substantially improve its restaurants. These costs are depreciated and charged to expense based upon their property classification when placed in service. Property and equipment is recorded at cost. Application development stage costs for significant internally developed software projects are capitalized and depreciated. Repair and maintenance activities are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	5	to	30 years
Equipment	3	to	7 years
Computer hardware and software	3	to	7 years
Assets subject to capital lease	Shorter of useful life or lease term
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
Deferred Financing Costs. Financing costs incurred in obtaining long-term debt, credit facilities and lease financing obligations are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method.
Leases.  All leases are reviewed for capital or operating classification at their inception. The majority of the Company's leases are operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense for leases that contain scheduled rent increases or rent holidays is recognized on a straight-line basis

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

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
Revenue Recognition. Revenues from the Company's owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues are based on a percent of gross sales and are recorded as income when earned. Franchise fees, which are associated with opening new franchised restaurants, are recognized as income when all required activities have been performed by the Company. Area development fees, which are associated with opening new franchised restaurants in a given market, are recognized as income over the term of the related agreement.
Income Taxes. For periods prior to the Spin-off, the Company's taxable income was included in the consolidated U.S. federal income tax return of Carrols and in income tax returns filed by Carrols with certain state taxing jurisdictions. The Company's income tax liability has been computed and presented in these consolidated financial statements for those periods as if it were a separate taxpaying entity.
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
Insurance.  The Company is insured for workers' compensation, general liability and medical insurance claims under policies where it pays all claims, subject to stop-loss limitations both for individual claims and claims in the aggregate. During 2012 and 2011, the Company was insured under policies covering both Carrols and the Company. During 2013, the Company was insured under separate policies. Losses are accrued based upon estimates of the aggregate liability for claims based on the Company's experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.
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

•
Revolving Credit Facility. The fair value of outstanding credit facility borrowings, which is considered Level 2, is based on current LIBOR rates and at December 29, 2013, was approximately $71.0 million.

See Note 4 for discussion of the fair value measurement of non-financial assets.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
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
2. Property and Equipment
Property and equipment consisted of the following:

	December 29, 2013	December 30, 2012
Land	$15,277	$19,904
Owned buildings	13,813	16,706
Leasehold improvements	130,623	113,679
Equipment	136,088	118,489
Assets subject to capital leases	1,647	1,151
	297,448	269,929
Less accumulated depreciation and amortization	(152,921)	(143,413)
	$144,527	$126,516
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain office equipment and had accumulated amortization at December 29, 2013 and December 30, 2012 of $0.5 million and $0.5 million, respectively. At December 29, 2013 and December 30, 2012, land of $0.7 million and $1.3 million, respectively and owned buildings of $0.8 million and $1.5 million, respectively were subject to lease financing obligations accounted for under the lease financing method. See Note 9—Lease Financing Obligations. Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 29, 2013 and December 30, 2012 was $0.3 million and $0.6 million, respectively.
Depreciation and amortization expense for all property and equipment for the years ended December 29, 2013, December 30, 2012 and January 1, 2012 was $20.3 million, $18.2 million, and $19.4 million, respectively.
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
In performing its goodwill impairment test, the Company compared the net book values of its reporting units to their estimated fair values, the latter determined by employing a discounted cash flow analysis, which was corroborated with other value indicators where available, such as comparable company earnings multiples.
There have been no changes in goodwill or goodwill impairment losses recorded during the year ended December 29, 2013 or the year ended December 30, 2012. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Total
Balance, December 29, 2013 and December 30, 2012	$56,307	$67,177	$123,484
4. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. In addition to considering management’s plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. For those restaurants reviewed for impairment where the Company owns the land and building, the Company also utilized third-party information such as a broker market price opinion to determine the fair value of the property. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the year ending December 29, 2013 totaled less than $0.1 million.
Impairment on long-lived assets for the Company’s segments and other lease charges recorded were as follows:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Pollo Tropical	$(116)	$6,035	$2,457
Taco Cabana	315	1,004	287
	$199	$7,039	$2,744
During the year ended December 29, 2013, the Company recorded lease charge recoveries, net of other lease charges, of $0.2 million, related to previously closed locations. The Company also recorded an impairment charge of $0.4 million related to a Taco Cabana restaurant during the year ended December 29, 2013.
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
5. Other Liabilities, Long-Term
Other liabilities, long-term, consisted of the following:

	December 29, 2013	December 30, 2012
Accrued occupancy costs	$9,973	$8,493
Accrued workers’ compensation and general liability claims	729	1,270
Deferred compensation	593	812
Other	1,243	1,358
	$12,538	$11,933
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

The following table presents the activity in the closed-store reserve, of which $1.1 million and $1.7 million are included in long-term accrued occupancy costs above at December 29, 2013 and December 30, 2012, respectively, with the remainder in other current liabilities:

	Year Ended
	December 29, 2013	December 30, 2012
Balance, beginning of period	$2,432	$2,246
Provisions for restaurant closures	—	1,796
Recoveries, net of additional lease charges	(197)	(377)
Payments, net	(937)	(1,496)
Other adjustments	141	263
Balance, end of period	$1,439	$2,432
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
During the years ended December 29, 2013, December 30, 2012 and January 1, 2012 the Company sold six, five and five restaurant properties in each year, respectively, in sale-leaseback transactions for net proceeds of $15.7 million, $7.9 million and $7.8 million, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
Deferred gains on sale-leaseback transactions of $4.0 million, $34.3 million, and $0.4 million were recognized during the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively and are being amortized over the term of the related leases. The amount recognized in 2012 includes $32.1 million resulting from the qualification for sale treatment of certain sale-leaseback transactions upon the Spin-off. (See Note 9 for further discussion.) The amortization of deferred gains on sale-leaseback transactions was $3.5 million, $2.3 million and $0.3 million for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

Minimum rent commitments due under capital and non-cancelable operating leases at December 29, 2013 were as follows:

	Capital	Operating
2014	$236	$31,541
2015	224	31,177
2016	220	30,798
2017	220	29,813
2018	220	28,795
Thereafter	1,963	212,652
Total minimum lease payments (1)	3,083	$364,776
Less amount representing interest	(1,698)
Total obligations under capital leases	1,385
Less current portion	(61)
Long-term debt under capital leases	$1,324
(1) Minimum operating lease payments have not been reduced by minimum sublease rentals of $6.3 million due in the future under noncancelable subleases.
Total rent expense on operating leases, including contingent rentals, was as follows:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Minimum rent on real property, excluding rent included in pre-opening costs	$26,571	$21,349	$16,632
Additional rent based on percentage of sales	278	246	209
Restaurant rent expense	26,849	21,595	16,841
Rent included in pre-opening costs	842	411	89
Administrative and equipment rent	1,004	781	819
	$28,695	$22,787	$17,749
7. Former Related Party Transactions
Effective upon the completion of the Spin-off, Fiesta Restaurant Group ceased to be a related party of Carrols.
Prior to the date of the Spin-off, the Company's expenses included allocations from Carrols of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting, internal audit and human resources and certain other administrative functions and stock-based compensation. Allocated stock-based compensation included equity awards granted to employees of the Company as well as allocated stock-based compensation expense associated with Carrols employees that provided administrative support to the Company. The Company's allocated expenses from Carrols were $4.2 million and $12.7 million for the years ended December 30, 2012 and January 1, 2012, respectively.
Prior to August 5, 2011, interest expense was allocated to the Company based on the amount due to parent company during the year and the weighted average interest rate in effect for the period for Carrols on its long-term debt obligations, excluding lease financing obligations. Effective with the Company’s debt financings on August 5, 2011, intercompany interest allocations from Carrols ceased. Interest expense on the amount due to former parent company was $4.7 million for the year ended January 1, 2012.
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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

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
As of December 29, 2013, Carrols owed $0.3 million to the Company, which is included in receivables in the accompanying consolidated balance sheet, and as of December 30, 2012, the Company owed $2.7 million to Carrols, which is included in accounts payable in the accompanying consolidated balance sheets.
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

•
Transition Services Agreement. Under the TSA, Carrols and Carrols Corp. agreed to provide certain support services (including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services) to the Company, and the Company agreed to provide certain limited management services (including certain legal services) to Carrols and Carrols Corp. During the year ended December 29, 2013, the Company recognized expenses of $3.0 million related to the TSA. The Company incurred costs of $3.7 million in 2012 related to the TSA. In October 2013, the Company terminated the TSA with respect to substantially all of the remaining services provided under the TSA with the exception of certain information technology services and other miscellaneous services. The Company terminated the remaining services under the TSA in December 2013.

8. Long-term Debt
Long term debt at December 29, 2013 and December 30, 2012 consisted of the following:

	December 29, 2013	December 30, 2012
Collateralized:
Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes	$—	$200,000
Revolving Credit Facility	71,000	—
Capital leases	1,385	949
	72,385	200,949
Less: current portion of long-term debt	(61)	(60)
	$72,324	$200,889

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

Repurchase of Notes. On November 12, 2013, the Company commenced a tender offer and consent solicitation for all of its outstanding $200.0 million in aggregate principal amount of 8.875% Senior Secured Second Lien Notes due 2016 (the "Notes"). Holders who validly tendered their Notes received total consideration of $1,062.50, payable in cash for each $1,000 principal amount of Notes accepted for payment, which included a consent payment of $30.00 per $1,000 principal amount of Notes tendered and accepted for payment. Accrued and unpaid interest, up to, but not including, the applicable settlement date, was paid in cash on all validly tendered and accepted Notes. The principal amount repurchased in the tender offer totaled $122.7 million.
On December 11, 2013, the Company irrevocably called for redemption the remaining $77.3 million principal amount of Notes that were not validly tendered and accepted for payment in the tender offer. In accordance with the terms of the indenture governing the Notes, the redemption price was equal to 100% of the principal amount of the Notes, plus the Applicable Premium (as defined in the indenture governing the Notes) as of, and accrued and unpaid interest, if any, to, but not including, December 16, 2013, the date of redemption.
The Notes were issued on August 5, 2011 pursuant to an indenture dated as of August 5, 2011 governing such Notes. The proceeds from the issuance of the Notes were used by Carrols to repay amounts outstanding under Carrols LLC's senior credit facility and Carrols Corp.'s 9% senior subordinated notes due 2013, as well as to pay related fees and expenses. The Notes matured and were payable on August 15, 2016. Interest was payable semi-annually on February 15 and August 15. The Notes were guaranteed by all of the Company’s subsidiaries and were secured by second-priority liens on substantially all of the Company’s and its subsidiaries’ assets (including a pledge of all of the capital stock and equity interests of its material subsidiaries).
The Company recognized a loss on extinguishment of debt of $16.4 million in the fourth quarter of 2013 related to the repurchase and redemption of the Notes. The loss on extinguishment of debt includes the write-off of $3.9 million in deferred financing costs related to the Notes and $12.5 million of debt redemption premiums, consent payments, additional interest and other fees related to the redemption of the Notes.
New Senior Credit Facility. In December 2013, the Company terminated its former senior secured revolving credit facility, referred to as the “former senior credit facility”, and entered into a new senior secured revolving credit facility with a syndicate of lenders, which we refer to as the "new senior credit facility". The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On December 29, 2013, there were $71.0 million in outstanding borrowings under our new senior credit facility.
Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the new senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 0.75% as of December 29, 2013), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.75% at December 29, 2013).
In addition, the new senior credit facility requires the Company to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.3% at December 29, 2013) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
All obligations under the Company's new senior credit facility are guaranteed by all of Company's material domestic subsidiaries. In general, the Company's obligations under the new senior credit facility and its subsidiaries’ obligations under the guarantees are secured by a first priority lien and security interest on substantially all of its assets and the assets of its material subsidiaries (including a pledge of all of the capital stock and equity interests of its material subsidiaries), other than certain specified assets, including real property owned by the Company or its subsidiaries.
The outstanding borrowings under the Company's new senior credit facility are prepayable without penalty (other than customary breakage costs). The new senior credit facility requires the Company to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting the Company's and its subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests, (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change its business. In addition, the new senior credit facility requires the Company to maintain certain financial ratios, including a Fixed Charge Coverage Ratio and an Adjusted Leverage Ratio (all as defined under the new senior credit facility).

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

The Company's new senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of the Company's indebtedness having an outstanding principal amount of $5.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.
As of December 29, 2013, the Company was in compliance with the covenants under its new senior credit facility. After reserving $8.4 million for letters of credit issued under the new senior credit facility, $70.6 million was available for borrowing at December 29, 2013.
Former Senior Credit Facility. The Company entered into the first lien senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit) on August 5, 2011. The facility also provided for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the former senior credit facility, and matured on February 5, 2016. The first lien senior secured credit facility was terminated on December 11, 2013 and replaced with the new senior credit facility discussed above.
Borrowings under the former senior credit facility bore interest at a per annum rate, at the Company’s option, of either (all terms as defined in the former senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on the Company’s Adjusted Leverage Ratio
2) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on the Company’s Adjusted Leverage Ratio
At December 29, 2013, principal payments required on long-term debt were $71.0 million in 2018. The weighted average interest rate on all debt, excluding lease financing obligations, was 2.25% and 8.88% at December 29, 2013 and December 30, 2012, respectively. Interest expense on the Company's long-term debt, excluding lease financing obligations, was $17.9 million, $19.9 million and $8.0 million for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.
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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

In 2013, the Company removed an additional lease financing obligation and the related property and equipment and deferred financing costs from its balance sheet and recognized a deferred gain of $0.4 million on the sale-leaseback transaction related to the expiration of a provision that previously precluded sale-leaseback accounting.
At December 29, 2013, payments required on all lease financing obligations were as follows:

2014	$139
2015	140
2016	141
2017	143
2018	144
Thereafter, through 2030	2,369
Total minimum lease payments	3,076
Less: Interest implicit in obligations	(1,419)
Total lease financing obligations	$1,657
The interest rate on lease financing obligations was 8.6% at December 29, 2013. Interest expense associated with lease financing obligations was $0.1 million, $4.5 million and $11.3 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively.
10. Income Taxes
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
The Tax Matters Agreement governs the methodology for allocating responsibility for federal, state, local and foreign income and other taxes related to taxable periods prior to and subsequent to the Spin-off. Under the Tax Matters Agreement, Carrols is generally responsible for Federal income taxes related to the Company for all periods prior to the date of the Spin-off and the Company is responsible for Federal income taxes for periods after the date of the Spin-off. The Company is also responsible for state taxes that were filed on a consolidated basis both before and after the date of Spin-off, specifically Florida and Texas, and any other states where the Company was filing or will file separate state tax returns.
The Company’s income tax provision was comprised of the following:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Current:
Federal	$2,550	$4,197	$2,761
Foreign	375	365	286
State	1,048	757	1,632
	3,973	5,319	4,679
Deferred (prepaid):
Federal	136	(1,405)	155
State	(11)	230	(324)
	125	(1,175)	(169)
Valuation allowance	(303)	145	125
	$3,795	$4,289	$4,635

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of deferred income tax assets and liabilities at December 29, 2013 and December 30, 2012 were as follows:

	December 29, 2013	December 30, 2012
Current deferred income tax assets (liabilities):
Inventory and other reserves	$(88)	$(173)
Accrued vacation benefits	1,392	1,446
Other accruals	1,714	776
Current deferred income tax assets	3,018	2,049
Long term deferred income tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	13,048	13,126
Lease financing obligations	126	258
Property and equipment depreciation	(3,423)	(2,217)
Amortization of other intangibles, net	(3,136)	(3,031)
Occupancy costs	3,645	3,104
Tax credit carryforwards	516	819
Other	1,786	1,861
Long-term net deferred income tax assets	12,562	13,920
Less: Valuation allowance	(516)	(819)
Total long-term deferred income tax assets	12,046	13,101
Carrying value of net deferred income tax assets	$15,064	$15,150
The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred income tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 29, 2013 and December 30, 2012, the Company had a valuation allowance of $516 and $819 respectively, against net deferred income tax assets due to foreign income tax credit carryforwards where it was determined to be more likely than not that the deferred income tax asset amounts would not be realized. The valuation allowance decreased $303 in 2013 primarily as the result of the expiration of foreign tax credits. The estimation of future taxable income for federal and state purposes and the Company's ability to realize deferred income tax assets can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

The Company's effective tax rate was 29.1%, 34.2%, and 32.7% for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively. A reconciliation of the statutory federal income tax provision to the effective tax provision was as follows:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Statutory federal income tax provision	$4,568	$4,395	$4,962
State income taxes, net of federal benefit	666	520	850
Change in valuation allowance	(303)	145	125
Increase in deferred tax assets at Spin-off	—	(182)	—
Non-deductible expenses	334	94	67
Foreign taxes	654	365	286
Employment tax credits	(1,490)	(202)	(1,321)
Foreign tax credits	(375)	(365)	(229)
Miscellaneous	(259)	(481)	(105)
	$3,795	$4,289	$4,635
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 29, 2013 and December 30, 2012, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
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
11. Stockholders' Equity
Issuance of stock
On November 20, 2013, the Company sold 3,078,336 shares of Fiesta's common stock in an underwritten public offering at a price of $46.00 per share (excluding underwriting discounts and commissions) pursuant to a Registration Statement on Form S-3 (Registration No. 333-192254). The aggregate net proceeds to the Company from the offering were approximately $135.3 million, reflecting gross proceeds of $141.6 million, net of underwriting fees of approximately $5.7 million and other offering costs of approximately $0.7 million. The Company used the proceeds from the offering to repurchase its outstanding Notes tendered pursuant to a tender offer, as discussed in Note 8. The Company used the remaining proceeds from the offering and $81.0 million in borrowings under its new senior credit facility discussed in Note 8 to redeem the Notes not tendered in the tender offer.
Equity compensation
Prior to the Spin-off, certain of the Company's employees participated in the Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, as amended (the "Carrols Plan"). In conjunction with the Spin-off, the Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. The aggregate number of shares of stock authorized for distribution under the Fiesta Plan is 3,300,000. As of December 29, 2013, there were 2,395,650 shares available for future grants under the Fiesta Plan.
For the period from May 7, 2012 through December 29, 2013, the consolidated statement of operations includes expenses related to the Company's employees' and directors' participation in both the Carrols Plan and the Fiesta Plan. For the period from January 1, 2012 through the Spin-off, and the year ended January 1, 2012, the consolidated statement of operations includes expenses related to the Company's employees' and directors' participation in the Carrols Plan.
Effective as of the completion of the Spin-off, all holders of Carrols non-vested stock on April 26, 2012, the record date of the Spin-off, received one share of Fiesta Restaurant Group non-vested stock for every one share of Carrols non-vested stock held, with terms and conditions substantially similar to the terms and conditions applicable to the Carrols non-vested stock. In 2012, a total of 434,397 shares were converted to non-vested shares with a weighted average grant date fair value of $11.10 per share.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

On June 8, 2012, the Company’s Chief Executive Officer was granted 165,563 shares of non-vested Fiesta common stock with an aggregate value of $2.0 million. These non-vested shares of Fiesta common stock vest over four years at the rate of 25% per annum beginning on the first anniversary of the date of grant and are subject to the Fiesta Plan.
Additionally, during the year ended December 30, 2012, the Company granted in the aggregate 203,693 non-vested shares to certain employees and directors. In general, these shares vest and become non-forfeitable over vesting periods ranging from three to five years and will be expensed according to the specific vesting period. The weighted average fair value at the grant date for restricted non-vested shares issued during the year ended December 30, 2012 was $14.00.
During the year ended December 29, 2013, the Company granted in the aggregate 152,703 non-vested restricted shares under the Fiesta Plan to certain employees. These shares vest and become non-forfeitable over a four year vesting period and will be expensed according to the vesting period. The weighted average fair value at the grant date for restricted non-vested shares issued to employees during the year ended December 29, 2013 was $20.54. Also during the year ended December 29, 2013, the Company granted 8,843 non-vested restricted shares to non-employee directors. The weighted average fair value at the grant date for restricted non-vested shares issued to directors was $35.36. These shares vest and become non-forfeitable over a one year vesting period.
Stock-based compensation expense for the years ended December 29, 2013, December 30, 2012 and January 1, 2012 was $2.3 million, $2.0 million and $1.7 million. Included in the year ended December 30, 2012 is $0.4 million of expense related to the accelerated vesting of the non-vested shares of the former Chairman of the Company's board of directors upon his departure from the Company's board of directors in the first quarter of 2012. As of December 29, 2013, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $5.8 million. At December 29, 2013, the remaining weighted average vesting period for non-vested shares was 2.0 years .
A summary of all non-vested shares activity for the year ended December 29, 2013 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Price
Non-vested at December 30, 2012	766,196	$12.49
Granted	161,546	21.35
Vested	(256,223)	12.11
Forfeited	(44,208)	14.22
Non-vested at December 29, 2013	627,311	$14.81
The grant date fair value of each non-vested share award was determined based on the closing price of the Company's stock on the date of grant.
The fair value of the shares vested during the years ended December 29, 2013 and December 30, 2012 was $6.3 million and $0.3 million, respectively. These amounts include shares held by Fiesta and Carrols employees.
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
The accounting policies of each segment are the same as those described in the summary of significant accounting policies discussed in Note 1. The Company reports more than one measure of segment profit or loss to the chief operating decision maker for the purposes of allocating resources to the segments and assessing their performance. Prior to January 2013, the primary measure of segment profit or loss used to assess performance and allocate resources was Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segment before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Beginning in January 2013, the primary measures of segment profit or loss used to assess performance and allocate resources are income before taxes and Adjusted EBITDA. Although the chief operating decision maker continues to use Adjusted EBITDA as a measure of segment profitability, in accordance with Accounting Standards Codification 280, Segment Reporting, the following table includes segment income before taxes, which is the measure of segment profit or loss determined in accordance with the

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

measurement principles that are most consistent with the principles used in measuring the corresponding amounts in the consolidated financial statements. The Company has included the presentation of income before tax for all periods presented.
The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment, a current income tax receivable, miscellaneous prepaid costs, capitalized debt issuance costs associated with the issuance of indebtedness and the loss on extinguishment of debt discussed in Note 8.

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
December 29, 2013:
Restaurant sales	$257,837	$291,143	$—	$548,980
Franchise revenue	1,865	492	—	2,357
Cost of sales	85,532	90,591	—	176,123
Restaurant wages and related expenses (1)	57,893	85,499	—	143,392
Restaurant rent expense	10,110	16,739	—	26,849
Other restaurant operating expenses	30,790	38,231	—	69,021
Advertising expense	5,726	11,412	—	17,138
General and administrative expense (2)	24,966	23,555	—	48,521
Depreciation and amortization	9,248	11,127	—	20,375
Pre-opening costs	2,047	720	—	2,767
Impairment and other lease charges	(116)	315	—	199
Other expense (income)	(497)	(57)	—	(554)
Interest expense	7,954	10,089	—	18,043
Income (loss) before taxes (3)	26,049	3,414	(16,411)	13,052
Capital expenditures	24,996	16,609	5,420	47,025
December 30, 2012:
Restaurant sales	$227,428	$279,923	$—	$507,351
Franchise revenue	1,915	460	—	2,375
Cost of sales	75,388	88,126	—	163,514
Restaurant wages and related expenses (1)	53,624	82,641	—	136,265
Restaurant rent expense	7,688	13,907	—	21,595
Other restaurant operating expenses	26,825	36,988	—	63,813
Advertising expense	5,723	11,068	—	16,791
General and administrative expense (2)	21,358	22,512	—	43,870
Depreciation and amortization	8,153	10,100	25	18,278
Pre-opening costs	1,090	583	—	1,673
Impairment and other lease charges	6,035	1,004	—	7,039
Other expense (income)	(92)		—	(92)
Interest expense	10,501	13,923	—	24,424
Income (loss) before taxes	13,051	(468)	(27)	12,556
Capital expenditures	17,482	22,355	1,159	40,996
January 1, 2012
Restaurant sales	$208,115	$265,134	$—	$473,249
Franchise revenue	1,410	309	—	1,719
Cost of sales	69,466	83,245	—	152,711
Restaurant wages and related expenses (1)	49,025	80,058	—	129,083
Restaurant rent expense	5,945	10,896	—	16,841
Other restaurant operating expenses	25,827	35,571	—	61,398
Advertising expense	5,581	10,501	—	16,082
General and administrative expense (2)	18,355	19,104	—	37,459
Depreciation and amortization	9,121	10,416	—	19,537
Pre-opening costs	528	222	—	750
Impairment and other lease charges	2,457	287	—	2,744

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

Other expense (income)	—	146	—	146
Interest expense	9,214	14,827	—	24,041
Income before taxes	14,005	170	1	14,176
Capital expenditures	10,241	12,523	101	22,865
Identifiable Assets:
December 29, 2013	$140,797	$169,367	$8,621	$318,785
December 30, 2012	128,593	167,348	7,788	303,729
January 1, 2012	156,093	206,807	7,266	370,166
(1) Includes stock-based compensation expense of $2, $11 and $18 for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.
(2) Includes stock-based compensation expense of $2,296, $2,025 and $1,690 for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.
(3) "Other" income (loss) before taxes for the year ended December 29, 2013 includes the loss on extinguishment of debt discussed in Note 8.
13. Net Income per Share
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
For 2012, in determining the weighted average number of shares outstanding for basic income per share, the 23.2 million shares distributed from Carrols on May 7, 2012 were assumed to be outstanding for the period from January 2, 2012 through May 6, 2012. The computation of basic and diluted net income per share for 2011 is calculated assuming the number of shares of Fiesta common stock outstanding on May 7, 2012 had been outstanding at the beginning of the period.
The computation of basic and diluted net income per share is as follows:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Basic and diluted net income per share:
Net income	$9,257	$8,267	$9,541
Less: income allocated to participating securities	264	247	—
Net income available to common stockholders	$8,993	$8,020	$9,541
Weighted average common shares outstanding	23,271,431	22,890,018	23,161,822
Basic and diluted net income per share	$0.39	$0.35	$0.41
14. Commitments and Contingencies
Lease Assignments. As of December 29, 2013, the Company has assigned eight leases with lease terms expiring on various dates through 2029 to various parties. Although the Company is a not a guarantor under these leases, it remains secondarily liable as a surety for these leases. The maximum potential liability for future rental payments the Company could be required to make under these leases at December 29, 2013 was $3.7 million. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it would be required to make any lease payments resulting from its secondary liability for these leases.
The Company is a party to various litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(In thousands of dollars)

15. Retirement Plans
Fiesta offers the Company's salaried employees the option to participate in the Fiesta Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Fiesta may elect to contribute to the Retirement Plan on an annual basis. Fiesta's contribution, if any, is equal to 50% of the employee's contribution to a maximum Fiesta contribution of $0.5 per participating employee annually for any plan year that Fiesta participates in an employee match. Under the Retirement Plan, Fiesta contributions begin to vest after 1 year and fully vest after 5 years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions made by Fiesta to the Retirement Plan for the Company's employees were $0.2 million and $0.1 million for the years ended December 29, 2013 and December 30, 2012, respectively.
Fiesta also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 29, 2013 and December 30, 2012, a total of $0.6 million and $0.8 million, respectively, was deferred by the Company's employees under the Retirement Plan, including accrued interest.
Prior to fiscal 2012, Fiesta employees participated in the Carrols Corporation Retirement Savings Plan (the "Carrols Retirement Plan"), which had provisions similar to the Fiesta Corporation Retirement Savings Plan. Contributions made by Carrols were $0.1 million year ended January 1, 2012.
16. Selected Quarterly Financial and Earnings Data (Unaudited)

	Year Ended December 29, 2013
	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
Revenue	$133,624		$140,880		$140,678	$136,155
Income from operations	11,499		12,947		12,095	10,965
Net income (loss)	4,799		4,969		5,042	(5,553)	(1)
Basic and diluted net income (loss) per share	$0.20		$0.21		$0.21	$(0.22)

	Year Ended December 30, 2012
	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
Revenue	$126,142		$128,833		$128,173	$126,578
Income from operations	4,622	(2)(3)	12,850	(3)	10,911	8,597
Net income (loss)	(1,865)		3,921		3,649	2,562
Basic and diluted net income (loss) per share	$(0.08)		$0.17		$0.16	$0.11

(1) The Company recognized a loss on extinguishment of debt of $16.4 million in the fourth quarter of 2013 (See Note 8).
(2) The Company recorded impairment and other lease charges of $6.9 million in the first quarter of 2012 (see Note 4).
(3) Costs related to the Spin-off of $0.6 million and $0.1 million are included in the first and second quarters of 2012, respectively.

FIESTA RESTAURANT GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND JANUARY 1, 2012
(In thousands of dollars)

	Column B	Column C		Column D	Column E
	Balance at	Charged to	Charged to		Balance
	beginning	costs and	other		at end of
Description	of period	expenses	accounts	Deduction	period
Year Ended December 29, 2013:
Deferred income tax valuation allowance	$819	(303)	—	—	516
Year Ended December 30, 2012:
Deferred income tax valuation allowance	674	145	—	—	819
Year Ended January 1, 2012:
Deferred income tax valuation allowance	549	125	—	—	674

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 25th day of February 2014.

FIESTA RESTAURANT GROUP, INC.

Date:	February 25, 2014	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK A. SMITH	Director and Chairman of the Board of Directors	February 25, 2014
Jack A. Smith
/s/ TIMOTHY P. TAFT	Chief Executive Officer, President and Director	February 25, 2014
Timothy P. Taft
/s/ LYNN S. SCHWEINFURTH	Vice President, Chief Financial Officer and Treasurer	February 25, 2014
Lynn S. Schweinfurth
/s/ ANGELA J. NEWELL	Vice President, Corporate Controller	February 25, 2014
Angela J. Newell
/s/ BRIAN P. FRIEDMAN	Director	February 25, 2014
Brian P. Friedman
/s/ NICHOLAS DARAVIRAS	Director	February 25, 2014
Nicholas Daraviras
/s/ STACEY RAUCH	Director	February 25, 2014
Stacey Rauch
/s/ BARRY J. ALPERIN	Director	February 25, 2014
Barry J. Alperin
/s/ STEPHEN P. ELKER	Director	February 25, 2014
Stephen P. Elker