Form 10-Q
period 2014-03-30
Fiesta Restaurant Group, Inc.
filed 2014-05-06
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2014, Fiesta Restaurant Group, Inc. had 26,786,855 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 30, 2014

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(unaudited)

	March 30, 2014	December 29, 2013
ASSETS
Current assets:
Cash	$2,406	$10,978
Trade receivables	8,434	6,011
Inventories	2,497	2,564
Prepaid rent	2,542	2,500
Income tax receivable	147	4,497
Prepaid expenses and other current assets	3,465	3,357
Deferred income taxes	2,886	3,018
Total current assets	22,377	32,925
Property and equipment, net	149,429	144,527
Goodwill	123,484	123,484
Intangible assets, net	101	121
Deferred income taxes	12,259	12,046
Deferred financing costs, net	1,459	1,530
Other assets	4,165	4,152
Total assets	$313,274	$318,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$61	$61
Accounts payable	8,763	10,802
Accrued interest	165	118
Accrued payroll, related taxes and benefits	10,184	14,296
Accrued real estate taxes	1,668	4,505
Other liabilities	6,042	8,305
Total current liabilities	26,883	38,087
Long-term debt, net of current portion	65,310	72,324
Lease financing obligations	1,658	1,657
Deferred income—sale-leaseback of real estate	36,843	35,873
Other liabilities	13,784	12,538
Total liabilities	144,478	160,479
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,780,381 and 26,710,111 shares, respectively, and outstanding 26,243,588 and 26,082,800 shares, respectively.	262	261
Additional paid-in capital	150,535	148,765
Retained earnings	17,999	9,280
Total stockholders' equity	168,796	158,306
Total liabilities and stockholders' equity	$313,274	$318,785

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 30, 2014 AND MARCH 31, 2013
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Revenues:
Restaurant sales	$144,825	$133,090
Franchise royalty revenues and fees	611	534
Total revenues	145,436	133,624
Costs and expenses:
Cost of sales	45,529	42,411
Restaurant wages and related expenses (including stock-based compensation expense of $9 and $1, respectively)	36,506	35,116
Restaurant rent expense	7,204	6,435
Other restaurant operating expenses	17,885	16,164
Advertising expense	5,419	4,549
General and administrative (including stock-based compensation expense of $712 and $425, respectively)	12,151	12,211
Depreciation and amortization	5,345	4,810
Pre-opening costs	683	831
Impairment and other lease charges	(15)	95
Other income	(6)	(497)
Total operating expenses	130,701	122,125
Income from operations	14,735	11,499
Interest expense	603	5,007
Income before income taxes	14,132	6,492
Provision for income taxes	5,413	1,693
Net income	$8,719	$4,799
Basic net income per share	$0.33	$0.20
Diluted net income per share	$0.33	$0.20
Basic weighted average common shares outstanding (Note 8)	26,201,747	22,868,894
Diluted weighted average common shares outstanding (Note 8)	26,202,309	22,868,894

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 30, 2014 and March 31, 2013
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders'
	Stock Shares	Stock	Capital	Earnings	Equity
Balance at December 30, 2012	22,748,241	$227	$10,254	$23	$10,504
Stock-based compensation	—	—	426	—	426
Vesting of restricted shares	146,392	2	(2)	—	—
Net income	—	—	—	4,799	4,799
Balance at March 31, 2013	22,894,633	$229	$10,678	$4,822	$15,729

Balance at December 29, 2013	26,082,800	$261	$148,765	$9,280	$158,306
Stock-based compensation	—	—	721	—	721
Vesting of restricted shares and related tax benefit	160,788	1	1,049	—	1,050
Net income	—	—	—	8,719	8,719
Balance at March 30, 2014	26,243,588	$262	$150,535	$17,999	$168,796

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 30, 2014 AND MARCH 31, 2013
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$8,719	$4,799
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on disposals of property and equipment	36	(421)
Stock-based compensation	721	426
Impairment and other lease charges	(15)	95
Depreciation and amortization	5,345	4,810
Amortization of deferred financing costs	77	398
Amortization of deferred gains from sale-leaseback transactions	(919)	(863)
Deferred income taxes	(82)	60
Changes in other operating assets and liabilities	(6,985)	(9,980)
Net cash provided by (used in) operating activities	6,897	(676)
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(10,869)	(7,834)
Restaurant remodeling	(1,929)	(918)
Other restaurant capital expenditures	(1,432)	(1,362)
Corporate and restaurant information systems	(1,999)	(1,238)
Total capital expenditures	(16,229)	(11,352)
Properties purchased for sale-leaseback	—	(1,277)
Proceeds from sale-leaseback transactions	5,704	2,523
Proceeds from sales of other properties	1,027	1,734
Net cash used in investing activities	(9,498)	(8,372)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	1,050	—
Borrowings on revolving credit facility	8,000	—
Repayments on revolving credit facility	(15,000)	—
Principal payments on capital leases	(15)	(16)
Other	(6)	(15)
Net cash used in financing activities	(5,971)	(31)
Net decrease in cash	(8,572)	(9,079)
Cash, beginning of period	10,978	15,533
Cash, end of period	$2,406	$6,454
Supplemental disclosures:
Interest paid on long-term debt	$470	$9,161
Interest paid on lease financing obligations	$36	$64
Accruals for capital expenditures	$1,933	$1,107
Income tax payments, net	$94	$91

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At March 30, 2014, the Company owned and operated 106 Pollo Tropical® restaurants, of which 98 were located in Florida, five were located in Georgia, two were located in Tennessee, and one was located in Texas, and franchised a total of 39 Pollo Tropical restaurants, including 18 in Puerto Rico, one in Ecuador, one in Honduras, one in the Bahamas, two in Trinidad & Tobago, three in Venezuela, three in Costa Rica, three in Panama, one in the Dominican Republic, one in India, one in Guatemala and four on college campuses in Florida. At March 30, 2014, the Company also owned and operated 165 Taco Cabana® restaurants, of which 162 were located in Texas and three were located in Oklahoma, and franchised a total of seven Taco Cabana restaurants, including four in New Mexico, and three non-traditional locations (two college campuses and one sports arena) in Texas.
Spin-Off from Carrols Restaurant Group, Inc. On May 7, 2012, Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or "Carrols") completed the spin-off of Fiesta through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols Restaurant Group (the "Spin-off"). As a result of the Spin-off, since May 7, 2012 Fiesta Restaurant Group has been an independent public company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2013 contained 52 weeks. The three months ended March 30, 2014 and March 31, 2013 each contained thirteen weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three months ended March 30, 2014 and March 31, 2013 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 30, 2014 and March 31, 2013 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2013 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2013. The December 29, 2013 balance sheet data is derived from those audited financial statements.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under our new senior credit facility, which is considered Level 2, is based on current LIBOR rates and at March 30, 2014, was approximately $64.0 million.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Long-Lived Assets. The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. In addition to considering management’s plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries.
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
2. Long-term Debt
New Senior Credit Facility. In December 2013, the Company terminated its former senior secured revolving credit facility, referred to as the “former senior credit facility”, and entered into a new senior secured revolving credit facility with a syndicate of lenders, which we refer to as the "new senior credit facility". The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On March 30, 2014, there were $64.0 million in outstanding borrowings under our new senior credit facility.
Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the new senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 0.75% as of March 30, 2014), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.75% at March 30, 2014).
In addition, the new senior credit facility requires the Company to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio (with a margin of 0.30% at March 30, 2014) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
The new senior credit facility requires the Company to comply with customary affirmative, negative and financial covenants. As of March 30, 2014, the Company was in compliance with the covenants under its new senior credit facility.
After reserving $7.5 million for letters of credit issued under the new senior credit facility, $78.5 million was available for borrowing at March 30, 2014.
Former Senior Credit Facility. The former senior credit facility provided for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit). The facility also provided for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the former senior credit facility, and matured on February 5, 2016. The former senior secured credit facility was terminated on December 11, 2013 and replaced with the new senior credit facility discussed above.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Borrowings under the former senior credit facility bore interest at a per annum rate, at the Company’s option, of either (all terms as defined in the former senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on the Company’s Adjusted Leverage Ratio, or
2) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on the Company’s Adjusted Leverage Ratio.
Repurchase of Notes. On November 12, 2013, the Company commenced a tender offer and consent solicitation for all of its outstanding $200.0 million in aggregate principal amount of 8.875% Senior Secured Second Lien Notes due 2016 (the "Notes"). The principal amount of Notes repurchased in the tender offer totaled $122.7 million. On December 11, 2013, the Company irrevocably called for redemption the remaining $77.3 million principal amount of Notes that were not validly tendered and accepted for payment in the tender offer.
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
3. Other Liabilities, Long-Term
Other liabilities, long-term, consisted of the following:

	March 30, 2014	December 29, 2013
Accrued occupancy costs	$10,488	$9,973
Accrued workers’ compensation and general liability claims	660	729
Deferred compensation	830	593
Other	1,806	1,243
	$13,784	$12,538
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.1 million is included in long-term accrued occupancy costs above at March 30, 2014 and December 29, 2013, with the remainder in other current liabilities:

	Three Months Ended March 30, 2014	Year Ended December 29, 2013
Balance, beginning of period	$1,439	$2,432
Provisions for restaurant closures	—	—
Recoveries, net of additional lease charges	(37)	(197)
Payments, net	(95)	(937)
Other adjustments	34	141
Balance, end of period	$1,341	$1,439

4. Former Related Party Transactions
Effective upon the completion of the Spin-off, Fiesta Restaurant Group ceased to be a related party of Carrols.
As of March 30, 2014 and December 29, 2013, Carrols owed $0.2 million and $0.3 million, respectively, to the Company, which is included in receivables in the accompanying condensed consolidated balance sheets.
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

•
Transition Services Agreement. Under the TSA, Carrols and Carrols Corp. agreed to provide certain support services (including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services) to the Company, and the Company agreed to provide certain limited management services (including certain legal services) to Carrols and Carrols Corp. During the three months ended March 31, 2013, the Company recognized expenses of $1.3 million related to the TSA. In October 2013, the Company terminated the TSA with respect to substantially all of the remaining services provided under the TSA with the exception of certain information technology services and other miscellaneous services. The Company terminated the remaining services under the TSA in December 2013.

5. Income Taxes
The Company’s income tax provision was comprised of the following for the three months ended March 30, 2014 and March 31, 2013:

	Three Months Ended
	March 30, 2014	March 31, 2013
Current	$5,495	$1,633
Deferred	(82)	60
	$5,413	$1,693
The provision for income taxes for the three months ended March 30, 2014 was derived using an estimated effective annual income tax rate for 2014 of 38.3%. There were no discrete tax adjustments in the three months ended March 30, 2014.
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
6. Stock-Based Compensation
Prior to the Spin-off, certain of the Company's employees participated in the Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, as amended (the "Carrols Plan"). In conjunction with the Spin-off, the Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. For the three months ended March 30, 2014 and March 31, 2013, the condensed consolidated statements of operations include expenses related to the Company's employees' and directors' participation in both the Carrols Plan and the Fiesta Plan.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

During the three months ended March 30, 2014, the Company granted 71,891 non-vested restricted shares under the Fiesta Plan to certain employees. These shares vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for the non-vested shares issued to employees during the three months ended March 30, 2014 was $45.04.
Also during the three months ended March 30, 2014, the Company granted 24,252 restricted stock units under the Fiesta Plan to certain employees. Certain of the restricted stock units vest and become non-forfeitable over a four year vesting period and certain of the restricted units vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value at grant date for the restricted stock units issued to employees during the three months ended March 30, 2014 was $45.04.
During the three months ended March 31, 2013, the Company granted in the aggregate 152,703 non-vested restricted shares under the Fiesta Plan to certain employees. These shares vest and become non-forfeitable over a four year vesting period. The weighted average fair value at the grant date for restricted non-vested shares issued to employees during the three months ended March 31, 2013 was $20.54.
Stock-based compensation expense for the three months ended March 30, 2014 and March 31, 2013 was $0.7 million and $0.4 million, respectively. As of March 30, 2014, the total unrecognized stock-based compensation expense relating to non-vested restricted shares and non-vested restricted stock units was approximately $8.9 million. At March 30, 2014, the remaining weighted average vesting period for non-vested restricted shares and non-vested restricted stock units was 2.4 years.

 Non-vested Shares
 A summary of all non-vested restricted share activity for the three months ended March 30, 2014 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Price
Non-vested at December 29, 2013	627,311	$14.81
Granted	71,891	45.04
Vested	(160,788)	13.20
Forfeited	(1,621)	17.63
Non-vested at March 30, 2014	536,793	$19.33

The fair value of the non-vested restricted shares is based on the closing price on the date of grant.
7. Business Segment Information
The Company is engaged in the fast-casual restaurant industry, with two restaurant concepts (each of which is an operating segment): Pollo Tropical and Taco Cabana. Pollo Tropical is a fast-casual restaurant brand offering a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food.
The accounting policies of each segment are the same as those described in the summary of significant accounting policies discussed in Note 1. The Company reports more than one measure of segment profit or loss to the chief operating decision maker for the purposes of allocating resources to the segments and assessing their performance. The primary measures of segment profit or loss used to assess performance and allocate resources are income before taxes and Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Although the chief operating decision maker uses Adjusted EBITDA as a measure of segment profitability, in accordance with Accounting Standards Codification 280, Segment Reporting, the following table includes segment income before taxes, which is the measure of segment profit or loss determined in accordance with the measurement principles that are most consistent with the principles used in measuring the corresponding amounts in the consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness and corporate cash accounts.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
March 30, 2014:
Restaurant sales	$71,356	$73,469	$—	$144,825
Franchise revenue	488	123	—	611
Cost of sales	23,229	22,300	—	45,529
Restaurant wages and related expenses (1)	15,265	21,241	—	36,506
Restaurant rent expense	2,917	4,287	—	7,204
Other restaurant operating expenses	8,377	9,508	—	17,885
Advertising expense	1,962	3,457	—	5,419
General and administrative expense (2)	6,240	5,911	—	12,151
Depreciation and amortization	2,577	2,768	—	5,345
Pre-opening costs	533	150	—	683
Impairment and other lease charges	(39)	24	—	(15)
Interest expense	287	316	—	603
Income before taxes	10,496	3,636	—	14,132
Capital expenditures	9,821	4,649	1,759	16,229
March 31, 2013:
Restaurant sales	$61,869	$71,221	$—	$133,090
Franchise revenue	413	121	—	534
Cost of sales	20,493	21,918	—	42,411
Restaurant wages and related expenses (1)	14,317	20,799	—	35,116
Restaurant rent expense	2,357	4,078	—	6,435
Other restaurant operating expenses	7,203	8,961	—	16,164
Advertising expense	1,574	2,975	—	4,549
General and administrative expense (2)	6,234	5,977	—	12,211
Depreciation and amortization	2,099	2,711	—	4,810
Pre-opening costs	493	338	—	831
Impairment and other lease charges	39	56	—	95
Interest expense	2,252	2,755	—	5,007
Income before taxes	5,718	774	—	6,492
Capital expenditures	5,347	4,948	1,057	11,352
Identifiable Assets:
March 30, 2014:	$146,942	$163,194	$3,138	$313,274
December 29, 2013	140,797	169,367	8,621	318,785

(1) Includes stock-based compensation expense of $9 for the three months ended March 30, 2014, and $1 for the three months ended March 31, 2013.
(2) Includes stock-based compensation expense of $712 for the three months ended March 30, 2014, and $425 for the three months ended March 31, 2013.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

8. Net Income per Share
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
Diluted earnings per share reflects the potential dilution that could occur if our restricted stock units were converted into common shares. We compute diluted earnings per share by adjusting the basic weighted average number of common shares by the dilutive effect of the restricted stock units, determined using the treasury stock method.
The computation of basic and diluted net income per share for the three months ended March 30, 2014 and March 31, 2013 is as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
Basic and diluted net income per share:
Net income	$8,719	$4,799
Less: income allocated to participating securities	(175)	(157)
Net income available to common stockholders	$8,544	$4,642
Weighted average common shares, basic	26,201,747	22,868,894
Restricted stock units	562	—
Weighted average common shares, diluted	26,202,309	22,868,894
Basic net income per common share	$0.33	$0.20
Diluted net income per common share	$0.33	$0.20

9. Commitments and Contingencies
The Company is a party to various litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.
10. Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. For the Company, the guidance is effective for the interim and annual periods beginning December 29, 2014. The ASU is applied prospectively; however, early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company intends to early adopt this standard.

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
On May 7, 2012 (the "distribution date"), Carrols Restaurant Group completed the spin-off of Fiesta through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols (the "Spin-off"). As a result of the Spin-off, since the distribution date we have been an independent public company and our common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2013 contained 52 weeks. The three months ended March 30, 2014 and March 31, 2013 each contained thirteen weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 25 years and 35 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru service. As of March 30, 2014, our company-owned restaurants included 106 Pollo Tropical restaurants and 165 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of March 30, 2014, we had 39 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Costa Rica, Panama, the Dominican Republic, India, Guatemala and on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in the existing markets of Venezuela, North India, Trinidad & Tobago, Honduras, Costa Rica, Panama and Guatemala, and we have agreements to develop new restaurants in the additional markets of Aruba, Curacao and Bonaire and commitments for additional non-traditional locations in Florida. As of March 30, 2014, we had four Taco Cabana franchised restaurants located in New Mexico and three non-traditional Taco Cabana licensed locations in Texas.
Recent and Future Events Affecting our Results of Operations
On November 12, 2013, we commenced a tender offer and consent solicitation for all of our outstanding $200.0 million aggregate principal amount of 8.875% Senior Secured Second Lien Notes due 2016 (the "Notes"). The principal amount of Notes repurchased in the tender offer totaled $122.7 million.
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
Also on December 11, 2013, we terminated our former senior secured revolving credit facility, which we refer to as our “former senior credit facility”, and entered into a new senior secured revolving credit facility, which we refer to as our "new senior credit facility". The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million

(including $15 million available for letters of credit) and matures on December 11, 2018. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On March 30, 2014, there was $64.0 million in outstanding borrowings under our new senior credit facility.
Interest expense decreased $4.3 million in the three months ended March 30, 2014 as a result of the refinancing, repurchase and redemption of our Notes.
Executive Summary-Consolidated Operating Performance for the Three Months Ended March 30, 2014
Our first quarter 2014 results and highlights include the following:

•Net income increased $3.9 million to $8.7 million in the first quarter of 2014, or $0.33 per diluted share, compared to net income of $4.8 million, or $0.20 per diluted share in the first quarter of 2013, primarily due to the net impact of the growth in revenues discussed below and the decrease in interest expense as a result of the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our new senior credit facility.

•Total revenues increased 8.8% in the first quarter of 2014 to $145.4 million compared to $133.6 million in the first quarter of 2013, driven primarily by an increase in the number of our company-owned restaurants and an increase in comparable restaurant sales of 6.3% for our Pollo Tropical restaurants and 0.8% for our Taco Cabana restaurants. The growth in comparable restaurant sales resulted primarily from an increase in average check of 1.7% at Pollo Tropical and 2.8% at Taco Cabana and an increase in transactions at Pollo Tropical of 4.6%, partially offset by a decrease in transactions at Taco Cabana of 2.0%.

•During the first quarter of 2014, we opened four new company-owned Pollo Tropical restaurants, including the first Pollo Tropical restaurant in Texas. We expect that approximately half of our Pollo Tropical new restaurant openings in 2014 will be in Texas. During the first quarter of 2013, we opened two new Pollo Tropical restaurants and two new Taco Cabana restaurants.

•Adjusted EBITDA increased $4.4 million in the first quarter of 2014 to $20.8 million compared to $16.3 million in the first quarter of 2013, primarily due to the net impact of the increase in revenues. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
Three Months Ended March 30, 2014 Compared to Three Months Ended March 31, 2013
The following table sets forth, for the three months ended March 30, 2014 and March 31, 2013, selected consolidated operating results as a percentage of consolidated restaurant sales:

	Three Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					49.3%	46.5%
Taco Cabana					50.7%	53.5%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	32.6%	33.1%	30.4%	30.8%	31.4%	31.9%
Restaurant wages and related expenses	21.4%	23.1%	28.9%	29.2%	25.2%	26.4%
Restaurant rent expense	4.1%	3.8%	5.8%	5.7%	5.0%	4.8%
Other restaurant operating expenses	11.7%	11.6%	12.9%	12.6%	12.3%	12.1%
Advertising expense	2.7%	2.5%	4.7%	4.2%	3.7%	3.4%
Pre-opening costs	0.7%	0.8%	0.2%	0.5%	0.5%	0.6%
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants:

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

December 29, 2013	102	39	141	165	7	172
New	4	1	5	—	—	—
Closed	—	(1)	(1)	—	—	—
March 30, 2014	106	39	145	165	7	172

December 30, 2012	91	35	126	160	8	168
New	2	1	3	2	—	2
Closed	—	—	—	—	—	—
March 31, 2013	93	36	129	162	8	170

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
Total revenues increased 8.8% to $145.4 million in the first quarter of 2014 from $133.6 million in the first quarter of 2013. Restaurant sales also increased 8.8% to $144.8 million in the first quarter of 2014 from $133.1 million in the first quarter of 2013. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the first quarter of 2014 compared to the first quarter of 2013 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$3.8
Impact of new stores, net of closed stores, and other	5.7
Total increase	$9.5

Taco Cabana:
Increase in comparable restaurant sales	$0.5
Impact of new stores, net of closed stores, and other	1.7
Total increase	$2.2
Comparable restaurant sales for Pollo Tropical increased 6.3% in the first quarter of 2014. Comparable restaurant sales for Taco Cabana in the first quarter of 2014 increased 0.8%. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases in comparable restaurant sales result from an increase in guest traffic and an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 1.6% in the first quarter of 2014 as compared to the first quarter of 2013. For Taco Cabana, menu price increases drove an increase in restaurant sales of 1.3% in the first quarter of 2014 as compared to the first quarter of 2013, while the remaining increase in average check is primarily driven by a positive change in sales mix due to the implementation of new menu boards.
Franchise revenues increased slightly to $0.6 million in the first quarter of 2014 from $0.5 million in the first quarter of 2013.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the first quarter of 2014 compared to the first quarter of 2013. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Higher commodity costs	0.1%
Menu price increases	(0.5)%
Discounts and promotions	(0.2)%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(0.5)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.2)%
Lower workers' compensation claim costs	(1.3)%
Other	(0.2)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(1.7)%

Other operating expenses:
Higher repairs and maintenance costs	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.1%

Advertising expense:
Increase in advertising and timing of promotions	0.2%
Net increase in advertising expense as a percentage of restaurant sales	0.2%

Pre-opening costs:
Increased sales and timing of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%

Taco Cabana:
Cost of sales:
Higher commodity costs	0.9%
Menu price increases	(0.9)%
Higher rebates and discounts	(0.2)%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(0.4)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.3)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.3)%

Other operating expenses:
Higher insurance costs	0.1%
Higher credit card usage	0.1%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.3%

Advertising expense:
Increase in advertising and timing of promotions	0.5%
Net increase in advertising expense as a percentage of restaurant sales	0.5%

Pre-opening costs:
Decrease in number of restaurants opened	(0.3)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.3)%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.0% in the first quarter of 2014 from 4.8% the first quarter of 2013 primarily as a result of sale-leaseback transactions and new restaurants, which generally have higher rent.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brands and the management oversight of the operation of our restaurants; (2) legal, auditing and other professional fees and stock-based compensation expense; and (3) in 2013, costs incurred under the TSA for administrative support services.
General and administrative expenses were $12.2 million in the first quarter of 2014 and the first quarter of 2013. As a percentage of total revenues, general and administrative expenses decreased to 8.4% in the first quarter of 2014 compared to 9.1% in the first quarter of 2013. The decrease was due primarily to the impact of higher sales on fixed costs.
Adjusted EBITDA. Adjusted EBITDA, which is one of the measures of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for Pollo Tropical increased to $13.7 million in the first quarter of 2014 from $9.8 million in the first quarter of 2013 due primarily to the net impact of the increase in revenues. Adjusted EBITDA for Taco Cabana increased to $7.1 million in the first quarter of 2014 from $6.5 million in the first quarter of 2013 also primarily due to the net impact of the increase in revenues.

Depreciation and Amortization. Depreciation and amortization expense increased to $5.3 million in the first quarter of 2014 from $4.8 million in the first quarter of 2013 due primarily to increased depreciation relating to new company-owned restaurant openings, partially offset by the impact of sale-leaseback transactions.
Interest Expense. Interest expense decreased $4.4 million to $0.6 million in the first quarter of 2014 from $5.0 million in the first quarter 2013 primarily due to the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our new senior credit facility with revolving borrowings at lower interest rates than the Notes, as described above under "Recent and Future Events Affecting our Results of Operations".
Provision for Income Taxes. The provision for income taxes for the first quarter of 2014 was derived using an estimated effective annual income tax rate for 2014 of 38.3%, while the provision for income taxes for the first quarter of 2013 was derived using an estimated effective annual income tax rate for 2013 of 35.8%, excluding discrete items. The estimated effective annual income tax rate for 2014 is higher than the effective annual income tax rate estimated in the first quarter of 2013, primarily due to the expiration of the Work Opportunity Tax Credit on December 31, 2013.
Discrete tax adjustments, which include the retroactive effect of renewing the 2012 Work Opportunity Tax Credit in 2013, decreased the provision for income taxes by $0.6 million in the first quarter of 2013. There were no discrete tax adjustments in the first quarter of 2014.
Net Income. As a result of the foregoing, we had net income of $8.7 million in the first quarter of 2014 compared to net income of $4.8 million in the first quarter of 2013.

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
Operating Activities. Net cash provided by operating activities for the first three months of 2014 was $6.9 million. Net cash used for operating activities for the first three months of 2013 was $0.7 million. The increase in net cash provided by operating activities in the first quarter of 2014 was driven by the increase in net income and the change in operating assets and liabilities primarily as a result of a reduction in interest expense payments as a result of the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our new senior credit facility with revolving borrowings at lower interest rates than the Notes, as described above under "Recent and Future Events Affecting our Results of Operations", partially offset by the timing of payments of worker's compensation and general liability claims and other expenses.
Investing Activities. Net cash used for investing activities in the first three months of 2014 and 2013 was $9.5 million and $8.4 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended March 30, 2014
New restaurant development	$9,040	$1,829	$—	$10,869
Restaurant remodeling	—	1,929	—	1,929
Other restaurant capital expenditures (1)	615	817	—	1,432
Corporate and restaurant information systems	166	74	1,759	1,999
Total capital expenditures	$9,821	$4,649	$1,759	$16,229
Number of new restaurant openings	4	—		4
Three Months Ended March 31, 2013:
New restaurant development	$4,408	$3,426	$—	$7,834
Restaurant remodeling	344	574	—	918
Other restaurant capital expenditures (1)	527	835	—	1,362
Corporate and restaurant information systems	68	113	1,057	1,238
Total capital expenditures	$5,347	$4,948	$1,057	$11,352
Number of new restaurant openings	2	2		4
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 30, 2014 and March 31, 2013, total restaurant repair and maintenance expenses were approximately $3.1 million and $2.8 million, respectively.

In the first three months of 2014, investing activities also included two sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.7 million, as well as the sale of an excess Taco Cabana property, the net proceeds from which were $1.0 million. In the first three months of 2013, investing activities included a sale-leaseback transaction related to our restaurant properties, the net proceeds from which were $2.5 million, and the sale of an excess property, the net proceeds from which were $1.7 million. In the first three months of 2013 we purchased for $1.3 million one of our existing Taco Cabana restaurant properties to be sold in a future sale-leaseback transaction.
Financing Activities. Net cash used by financing activities in the first three months of 2014 was $6.0 million and included net repayments of revolving credit borrowings under our new credit facility of $7.0 million and the excess tax benefit from vesting of restricted shares of $1.1 million.
New Senior Credit Facility. In December 2013, we terminated our former senior credit facility and entered into a new senior credit facility. The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On March 30, 2014, there were $64.0 million in outstanding revolving credit borrowings under our new senior credit facility.
Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the new senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.5% to 1.5% based on our Adjusted Leverage Ratio (with a margin of 0.75% as of March 30, 2014), or
2) the LIBOR Rate plus the applicable margin of 1.5% to 2.5% based on our Adjusted Leverage Ratio (with a margin of 1.75% at March 30, 2014).
In addition, the new senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.3% at March 30, 2014) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
Our new senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount of $5.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of March 30, 2014, we were in compliance with the covenants under our new senior credit facility.
After reserving $7.5 million for letters of credit issued under the new senior credit facility, $78.5 million was available for borrowing under the new senior credit facility at March 30, 2014.
Former Senior Credit Facility. Our former senior secured credit facility, which was terminated on December 11, 2013, provided for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit).
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements for the year ended December 29, 2013 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the three months ended March 30, 2014.
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

A reconciliation of Adjusted EBITDA to consolidated net income follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
Adjusted EBITDA:
Pollo Tropical	$13,677	$9,805
Taco Cabana	7,103	6,528
Consolidated	20,780	16,333
Less:
Depreciation and amortization	5,345	4,810
Impairment and other lease charges	(15)	95
Interest expense	603	5,007
Provision for income taxes	5,413	1,693
Stock-based compensation expense	721	426
Other income	(6)	(497)
Net income	$8,719	$4,799

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

•	The effect of the Spin-off.
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
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 29, 2013 with respect to our market risk sensitive instruments.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2014.
No change occurred in our internal control over financial reporting during the first quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings
None

Item 1A.    Risk Factors
Part 1 - Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.    Defaults Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
None

Item 6.    Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: May 6, 2014	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: May 6, 2014	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Vice President, Chief Financial Officer and Treasurer

Date: May 6, 2014	/S/ ANGELA J. NEWELL
(Signature)
Angela J. Newell Vice President, Corporate Controller