Form 10-Q
period 2014-06-29
Fiesta Restaurant Group, Inc.
filed 2014-08-05
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, Fiesta Restaurant Group, Inc. had 26,784,124 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JUNE 29, 2014

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(unaudited)

	June 29, 2014	December 29, 2013
ASSETS
Current assets:
Cash	$3,867	$10,978
Trade receivables	8,433	6,011
Inventories	2,539	2,564
Prepaid rent	2,603	2,500
Income tax receivable	869	4,497
Prepaid expenses and other current assets	4,245	3,357
Deferred income taxes	2,854	3,018
Total current assets	25,410	32,925
Property and equipment, net	162,207	144,527
Goodwill	123,484	123,484
Intangible assets, net	80	121
Deferred income taxes	12,369	12,046
Deferred financing costs, net	1,382	1,530
Other assets	4,806	4,152
Total assets	$329,738	$318,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$61	$61
Accounts payable	9,174	10,802
Accrued interest	166	118
Accrued payroll, related taxes and benefits	11,970	14,296
Accrued real estate taxes	3,256	4,505
Other liabilities	6,435	8,305
Total current liabilities	31,062	38,087
Long-term debt, net of current portion	67,295	72,324
Lease financing obligations	1,659	1,657
Deferred income—sale-leaseback of real estate	35,912	35,873
Other liabilities	14,386	12,538
Total liabilities	150,314	160,479
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,784,517 and 26,710,111 shares, respectively, and outstanding 26,318,459 and 26,082,800 shares, respectively.	263	261
Additional paid-in capital	151,848	148,765
Retained earnings	27,313	9,280
Total stockholders' equity	179,424	158,306
Total liabilities and stockholders' equity	$329,738	$318,785

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 29, 2014 AND JUNE 30, 2013
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues:
Restaurant sales	$153,515	$140,276	$298,340	$273,366
Franchise royalty revenues and fees	670	604	1,281	1,138
Total revenues	154,185	140,880	299,621	274,504
Costs and expenses:
Cost of sales	48,960	45,318	94,489	87,729
Restaurant wages and related expenses (including stock-based compensation expense of $21, $0, $30 and $1, respectively)	39,116	35,819	75,622	70,935
Restaurant rent expense	7,374	6,411	14,578	12,846
Other restaurant operating expenses	19,466	17,339	37,351	33,503
Advertising expense	4,676	4,455	10,095	9,004
General and administrative (including stock-based compensation expense of $1,058, $595, $1,770 and $1,020, respectively)	12,132	11,999	24,283	24,210
Depreciation and amortization	5,578	5,178	10,923	9,988
Pre-opening costs	1,188	958	1,871	1,789
Impairment and other lease charges	32	456	17	551
Other (income) expense	—	—	(6)	(497)
Total operating expenses	138,522	127,933	269,223	250,058
Income from operations	15,663	12,947	30,398	24,446
Interest expense	568	5,011	1,171	10,018
Income before income taxes	15,095	7,936	29,227	14,428
Provision for income taxes	5,781	2,967	11,194	4,660
Net income	$9,314	$4,969	$18,033	$9,768
Basic net income per share	$0.35	$0.21	$0.67	$0.41
Diluted net income per share	$0.35	$0.21	$0.67	$0.41
Basic weighted average common shares outstanding	26,271,116	22,908,191	26,236,432	22,888,542
Diluted weighted average common shares outstanding	26,271,116	22,908,191	26,236,713	22,888,542

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 29, 2014 and JUNE 30, 2013
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders'
	Stock Shares	Stock	Capital	Earnings	Equity
Balance at December 30, 2012	22,748,241	$227	$10,254	$23	$10,504
Capital contributions			185		185
Stock-based compensation	—	—	1,021	—	1,021
Vesting of restricted shares and related tax benefit	202,532	2	474	—	476
Net income	—	—	—	9,768	9,768
Balance at June 30, 2013	22,950,773	$229	$11,934	$9,791	$21,954

Balance at December 29, 2013	26,082,800	$261	$148,765	$9,280	$158,306
Stock-based compensation	—	—	1,800	—	1,800
Vesting of restricted shares and related tax benefit	235,659	2	1,313	—	1,315
Share issuance costs			(30)		(30)
Net income	—	—	—	18,033	18,033
Balance at June 29, 2014	26,318,459	$263	$151,848	$27,313	$179,424

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 29, 2014 AND JUNE 30, 2013
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$18,033	$9,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on disposals of property and equipment	98	(316)
Stock-based compensation	1,800	1,021
Impairment and other lease charges	17	551
Depreciation and amortization	10,923	9,988
Amortization of deferred financing costs	154	796
Amortization of deferred gains from sale-leaseback transactions	(1,838)	(1,728)
Deferred income taxes	(160)	(23)
Changes in other operating assets and liabilities	(3,082)	(5,129)
Net cash provided by operating activities	25,945	14,928
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(26,604)	(21,384)
Restaurant remodeling	(4,350)	(1,492)
Other restaurant capital expenditures	(2,639)	(2,679)
Corporate and restaurant information systems	(2,431)	(2,214)
Total capital expenditures	(36,024)	(27,769)
Properties purchased for sale-leaseback	—	(2,982)
Proceeds from sale-leaseback transactions	5,692	5,394
Proceeds from sales of other properties	1,027	1,734
Net cash used in investing activities	(29,305)	(23,623)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	1,315	476
Share issuance costs	(30)	—
Borrowings on revolving credit facility	16,000	—
Repayments on revolving credit facility	(21,000)	—
Principal payments on capital leases	(30)	(31)
Other	(6)	(15)
Net cash provided by (used in) financing activities	(3,751)	430
Net decrease in cash	(7,111)	(8,265)
Cash, beginning of period	10,978	15,533
Cash, end of period	$3,867	$7,268
Supplemental disclosures:
Interest paid on long-term debt	$976	$9,265
Interest paid on lease financing obligations	$69	$128
Accruals for capital expenditures	$615	$3,547
Income tax payments, net	$6,411	$5,097
Non-cash capital contribution from former parent	$—	$185

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At June 29, 2014, the Company owned and operated 112 Pollo Tropical® restaurants, of which 104 were located in Florida, five were located in Georgia, two were located in Tennessee, and one was located in Texas, and franchised a total of 35 Pollo Tropical restaurants, including 17 in Puerto Rico, one in Ecuador, one in Honduras, one in The Bahamas, two in Trinidad & Tobago, two in Venezuela, two in Costa Rica, three in Panama, one in Dominican Republic, one in Guatemala and four on college campuses in Florida. At June 29, 2014, the Company also owned and operated 166 Taco Cabana® restaurants, of which 162 were located in Texas, three were located in Oklahoma and one restaurant under the elevated non-24 hour Taco Cabana format, Cabana Grill®, was located in Georgia, and franchised a total of seven Taco Cabana restaurants, including four in New Mexico, and three non-traditional locations on college campuses in Texas.
Spin-Off from Carrols Restaurant Group, Inc. On May 7, 2012, Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or "Carrols") completed the spin-off of Fiesta through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols Restaurant Group (the "Spin-off"). As a result of the Spin-off, since May 7, 2012 Fiesta Restaurant Group has been an independent public company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI”.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2013 contained 52 weeks. The three and six months ended June 29, 2014 and June 30, 2013 each contained thirteen and twenty-six weeks, respectively.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 29, 2014 and June 30, 2013 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 29, 2014 and June 30, 2013 are not necessarily indicative of the results to be expected for the full year.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under our new senior credit facility, which is considered Level 2, is based on current LIBOR rates and at June 29, 2014, was approximately $66.0 million.

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
2. Long-term Debt
New Senior Credit Facility. In December 2013, the Company terminated its former senior secured revolving credit facility, referred to as the “former senior credit facility”, and entered into a new senior secured revolving credit facility with a syndicate of lenders, which we refer to as the "new senior credit facility". The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On June 29, 2014, there were $66.0 million in outstanding borrowings under our new senior credit facility.
Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the new senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 0.75% as of June 29, 2014), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.75% at June 29, 2014).
In addition, the new senior credit facility requires the Company to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio (with a margin of 0.30% at June 29, 2014) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
All obligations under the Company's new senior credit facility are guaranteed by all of the Company's material domestic subsidiaries. In general, the Company's obligations under the new senior credit facility and its subsidiaries’ obligations under the guarantees are secured by a first priority lien and security interest on substantially all of its assets and the assets of its material subsidiaries (including a pledge of all of the capital stock and equity interests of its material subsidiaries), other than certain specified assets, including real property owned by the Company or its subsidiaries.
The new senior credit facility requires the Company to comply with customary affirmative, negative and financial covenants. As of June 29, 2014, the Company was in compliance with the covenants under its new senior credit facility.
After reserving $7.5 million for letters of credit issued under the new senior credit facility, $76.5 million was available for borrowing at June 29, 2014.
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
3. Other Liabilities, Long-Term
Other liabilities, long-term, consisted of the following:

	June 29, 2014	December 29, 2013
Accrued occupancy costs	$11,069	$9,973
Accrued workers’ compensation and general liability claims	716	729
Deferred compensation	1,024	593
Other	1,577	1,243
	$14,386	$12,538
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.1 million is included in long-term accrued occupancy costs above at June 29, 2014 and December 29, 2013, with the remainder in other current liabilities:

	Six Months Ended June 29, 2014	Year Ended December 29, 2013
Balance, beginning of period	$1,439	$2,432
Provisions for restaurant closures	—	—
Recoveries, net of additional lease charges	(68)	(197)
Payments, net	(143)	(937)
Other adjustments	66	141
Balance, end of period	$1,294	$1,439

4. Former Related Party Transactions
Effective upon the completion of the Spin-off, Fiesta Restaurant Group ceased to be a related party of Carrols.
As of December 29, 2013, Carrols owed $0.3 million to the Company, which is included in receivables in the accompanying condensed consolidated balance sheets.
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

•
Transition Services Agreement. Under the TSA, Carrols and Carrols Corp. agreed to provide certain support services (including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services) to the Company, and the Company agreed to provide certain limited management services (including certain legal services) to Carrols and Carrols Corp. During the three and six months ended June 30, 2013, the Company recognized expenses of $1.1 million and $2.4 million, respectively, related to the TSA. In October 2013, the Company terminated the TSA with respect to substantially all of the remaining services provided under the TSA with the exception of certain information technology services and other miscellaneous services. The Company terminated the remaining services under the TSA in December 2013.

5. Income Taxes
The Company’s income tax provision was comprised of the following for the six months ended June 29, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Current	$5,859	$3,050	$11,354	$4,683
Deferred	(78)	(83)	(160)	(23)
	$5,781	$2,967	$11,194	$4,660
The provision for income taxes for the three and six months ended June 29, 2014 was derived using an estimated effective annual income tax rate for 2014 of 38.3%. There were no discrete tax adjustments in the six months ended June 29, 2014.
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
6. Stock-Based Compensation
Prior to the Spin-off, certain of the Company's employees participated in the Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, as amended (the "Carrols Plan"). In conjunction with the Spin-off, the Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. For the three and six months ended June 29, 2014 and June 30, 2013, the condensed consolidated statements of operations include expenses related to the Company's employees' and directors' participation in both the Carrols Plan and the Fiesta Plan.
Effective as of the completion of the Spin-off, all holders of Carrols non-vested restricted stock (awarded under the Carrols Plan) on April 26, 2012, the record date of the Spin-off, received one share of Fiesta Restaurant Group non-vested restricted stock for every one share of Carrols non-vested restricted stock held, with terms and conditions substantially similar to the terms and conditions applicable to the Carrols non-vested restricted stock. Stock compensation expense on all non-vested restricted Carrols and Fiesta stock awards held by the Company's employees is recorded by the Company.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

During the six months ended June 29, 2014, the Company granted 71,891 non-vested restricted shares under the Fiesta Plan to certain employees. These shares vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for the non-vested shares issued to employees during the six months ended June 29, 2014 was $45.04. Also during the six months ended June 29, 2014, the Company granted 24,252 restricted stock units under the Fiesta Plan to certain employees. Certain of the restricted stock units vest and become non-forfeitable over a four year vesting period and certain of the restricted units vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value at grant date for the restricted stock units issued to employees during the six months ended June 29, 2014 was $45.04.
During the three months ended June 29, 2014, the Company granted 8,399 non-vested restricted shares to non-employee directors. The weighted average fair value at the grant date for restricted non-vested shares issued to directors was $37.23. These shares vest and become non-forfeitable over a one year vesting period.
During the six months ended June 30, 2013, the Company granted in the aggregate 152,703 non-vested restricted shares under the Fiesta Plan to certain employees. These shares vest and become non-forfeitable over a four year vesting period. The weighted average fair value at the grant date for restricted non-vested shares issued to employees during the six months ended June 30, 2013 was $20.54. During the three months ended June 30, 2013, the Company granted 8,843 non-vested restricted shares to non-employee directors. The weighted average fair value at the grant date for restricted non-vested shares issued to directors was $35.36. These shares vested and become non-forfeitable over a one year vesting period.
Stock-based compensation expense for the three and six months ended June 29, 2014 was $1.1 million and $1.8 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2013 was $0.6 million and $1.0 million, respectively. As of June 29, 2014, the total unrecognized stock-based compensation expense relating to non-vested restricted shares and non-vested restricted stock units was approximately $8.1 million. At June 29, 2014, the remaining weighted average vesting period for non-vested restricted shares and non-vested restricted stock units was 2.2 years.

 Non-vested Shares
 A summary of all non-vested restricted share activity for the six months ended June 29, 2014 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Price
Non-vested at December 29, 2013	627,311	$14.81
Granted	80,290	44.22
Vested	(235,659)	14.21
Forfeited	(5,884)	17.58
Non-vested at June 29, 2014	466,058	$20.14

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

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
June 29, 2014:
Restaurant sales	$75,253	$78,262	$—	$153,515
Franchise revenue	542	128	—	670
Cost of sales	24,983	23,977	—	48,960
Restaurant wages and related expenses (1)	16,423	22,693	—	39,116
Restaurant rent expense	3,071	4,303	—	7,374
Other restaurant operating expenses	9,422	10,044	—	19,466
Advertising expense	1,639	3,037	—	4,676
General and administrative expense (2)	6,420	5,712	—	12,132
Depreciation and amortization	2,750	2,828	—	5,578
Pre-opening costs	968	220	—	1,188
Impairment and other lease charges	(31)	63	—	32
Interest expense	262	306	—	568
Income before taxes	9,888	5,207	—	15,095
Capital expenditures	14,302	5,122	371	19,795
June 30, 2013:
Restaurant sales	$64,509	$75,767	$—	$140,276
Franchise revenue	483	121	—	604
Cost of sales	21,350	23,968	—	45,318
Restaurant wages and related expenses (1)	14,183	21,636	—	35,819
Restaurant rent expense	2,238	4,173	—	6,411
Other restaurant operating expenses	7,410	9,929	—	17,339
Advertising expense	1,148	3,307	—	4,455
General and administrative expense (2)	6,233	5,766	—	11,999
Depreciation and amortization	2,314	2,864	—	5,178
Pre-opening costs	737	221	—	958
Impairment and other lease charges	(101)	557	—	456
Interest expense	2,247	2,764	—	5,011
Income before taxes	7,233	703	—	7,936
Capital expenditures	9,348	6,145	924	16,417

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Six Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
June 29, 2014:
Restaurant sales	$146,609	$151,731	$—	$298,340
Franchise revenue	1,030	251	—	1,281
Cost of sales	48,212	46,277	—	94,489
Restaurant wages and related expenses (1)	31,688	43,934	—	75,622
Restaurant rent expense	5,988	8,590	—	14,578
Other restaurant operating expenses	17,799	19,552	—	37,351
Advertising expense	3,601	6,494	—	10,095
General and administrative expense (2)	12,660	11,623	—	24,283
Depreciation and amortization	5,327	5,596	—	10,923
Pre-opening costs	1,501	370	—	1,871
Impairment and other lease charges	(70)	87	—	17
Interest expense	549	622	—	1,171
Income before taxes	20,384	8,843	—	29,227
Capital expenditures	24,123	9,771	2,130	36,024
June 30, 2013:
Restaurant sales	$126,378	$146,988	$—	$273,366
Franchise revenue	896	242	—	1,138
Cost of sales	41,843	45,886	—	87,729
Restaurant wages and related expenses (1)	28,500	42,435	—	70,935
Restaurant rent expense	4,595	8,251	—	12,846
Other restaurant operating expenses	14,613	18,890	—	33,503
Advertising expense	2,722	6,282	—	9,004
General and administrative expense (2)	12,467	11,743	—	24,210
Depreciation and amortization	4,413	5,575	—	9,988
Pre-opening costs	1,230	559	—	1,789
Impairment and other lease charges	(62)	613	—	551
Interest expense	4,499	5,519	—	10,018
Income before taxes	12,951	1,477	—	14,428
Capital expenditures	14,695	11,093	1,981	27,769
Identifiable Assets:
June 29, 2014:	$157,671	$166,483	$5,584	$329,738
December 29, 2013	140,797	169,367	8,621	318,785

(1) Includes stock-based compensation expense of $21 and $30 for the three and six months ended June 29, 2014, respectively, and $0 and $1 for the three and six months ended June 30, 2013, respectively.
(2) Includes stock-based compensation expense of $1,058 and $1,770 for the three and six months ended June 29, 2014, respectively, and $595 and $1,020 for the three and six months ended June 30, 2013, respectively.

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
Diluted earnings per share reflects the potential dilution that could occur if our restricted stock units were converted into common shares. We compute diluted earnings per share by adjusting the basic weighted average number of common shares by the dilutive effect of the restricted stock units, determined using the treasury stock method. Weighted average outstanding restricted stock units totaling 23,596 shares were not included in the computation of diluted earnings per share for the three months ended June 29, 2014 because to do so would have been antidilutive.
The computation of basic and diluted net income per share for the three and six months ended June 29, 2014 and June 30, 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Basic and diluted net income per share:
Net income	$9,314	$4,969	$18,033	$9,768
Less: income allocated to participating securities	(178)	(154)	(354)	(311)
Net income available to common stockholders	$9,136	$4,815	$17,679	$9,457
Weighted average common shares, basic	26,271,116	22,908,191	26,236,432	22,888,542
Restricted stock units	—	—	281	—
Weighted average common shares, diluted	26,271,116	22,908,191	26,236,713	22,888,542
Basic net income per common share	$0.35	$0.21	$0.67	$0.41
Diluted net income per common share	$0.35	$0.21	$0.67	$0.41

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

In May 2014, the Financial Accounting Standards Board issued ASU 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and provides for either a full retrospective adoption in which the standard is applied to all of the periods presented or a modified retrospective adoption in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other US GAAP requirements. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The Company is currently evaluating the impact of the provisions of ASC 606. However, the Company currently expects the provisions to primarily impact certain franchise revenues and does not expect the standard to have a material effect on its financial statements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2016.

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
On May 7, 2012 (the "distribution date"), Carrols Restaurant Group, Inc. completed the spin-off of Fiesta through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols Restaurant Group, Inc. (the "Spin-off"). As a result of the Spin-off, since the distribution date we have been an independent public company and our common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI”.
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2013 contained 52 weeks. The three and six months ended June 29, 2014 and June 30, 2013 each contained thirteen and twenty-six weeks, respectively.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 25 years and 35 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, almost all of our restaurants offer the convenience of drive-thru service. As of June 29, 2014, our company-owned restaurants included 112 Pollo Tropical restaurants and 166 Taco Cabana restaurants, including one Cabana Grill® (our elevated non-24 hour Taco Cabana format) restaurant.
We franchise our Pollo Tropical restaurants primarily internationally and, as of June 29, 2014, we had 35 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, The Bahamas, Venezuela, Costa Rica, Panama, Dominican Republic, Guatemala and on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing markets, and we have commitments for additional non-traditional locations in Florida. As of June 29, 2014, we had four Taco Cabana franchised restaurants located in New Mexico and three non-traditional Taco Cabana locations on college campuses in Texas.
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
Also on December 11, 2013, we terminated our former senior secured revolving credit facility, which we refer to as our “former senior credit facility”, and entered into a new senior secured revolving credit facility, which we refer to as our "new senior credit facility". The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On June 29, 2014, there was $66.0 million in outstanding borrowings under our new senior credit facility.

Interest expense decreased $4.3 million and $8.7 million in the three and six months ended June 29, 2014 as a result of the refinancing, repurchase and redemption of our Notes.
Executive Summary-Consolidated Operating Performance for the Three Months Ended June 29, 2014
Our second quarter 2014 results and highlights include the following:

•Net income increased $4.3 million to $9.3 million in the second quarter of 2014, or $0.35 per diluted share, compared to net income of $5.0 million, or $0.21 per diluted share in the second quarter of 2013, primarily due to the net impact of the growth in revenues discussed below and the decrease in interest expense as a result of the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our new senior credit facility.

•Total revenues increased 9.4% in the second quarter of 2014 to $154.2 million compared to $140.9 million in the second quarter of 2013, driven primarily by an increase in the number of our company-owned restaurants and an increase in comparable restaurant sales of 6.7% for our Pollo Tropical restaurants and 2.8% for our Taco Cabana restaurants. The growth in comparable restaurant sales resulted primarily from an increase in average check of 1.1% at Pollo Tropical and 3.0% at Taco Cabana and an increase in transactions at Pollo Tropical of 5.6%, partially offset by a decrease in transactions at Taco Cabana of 0.2%.

•During the second quarter of 2014, we opened six new company-owned Pollo Tropical restaurants and our first restaurant under our elevated non-24 hour Taco Cabana format, Cabana Grill. During the second quarter of 2013, we opened four new Pollo Tropical restaurants and three new Taco Cabana restaurants and closed one Pollo Tropical restaurant (which was relocated within the same trade area) and one Taco Cabana restaurant.

•Adjusted EBITDA increased $3.2 million in the second quarter of 2014 to $22.4 million compared to $19.2 million in the second quarter of 2013, primarily due to the net impact of the increase in revenues. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants:

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

December 29, 2013	102	39	141	165	7	172
New	4	1	5	—	—	—
Closed	—	(1)	(1)	—	—	—
March 29, 2014	106	39	145	165	7	172
New	6	—	6	1	—	1
Closed	—	(4)	(4)	—	—	—
June 29, 2014	112	35	147	166	7	173

December 30, 2012	91	35	126	160	8	168
New	2	1	3	2	—	2
Closed	—	—	—	—	—	—
March 31, 2013	93	36	129	162	8	170
New	4	3	7	3	—	3
Closed	(1)	(1)	(2)	(1)	—	(1)
June 30, 2013	96	38	134	164	8	172

Three Months Ended June 29, 2014 Compared to Three Months Ended June 30, 2013
The following table sets forth, for the three months ended June 29, 2014 and June 30, 2013, selected consolidated operating results as a percentage of consolidated restaurant sales:

	Three Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					49.0%	46.0%
Taco Cabana					51.0%	54.0%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	33.2%	33.1%	30.6%	31.6%	31.9%	32.3%
Restaurant wages and related expenses	21.8%	22.0%	29.0%	28.6%	25.5%	25.5%
Restaurant rent expense	4.1%	3.5%	5.5%	5.5%	4.8%	4.6%
Other restaurant operating expenses	12.5%	11.5%	12.8%	13.1%	12.7%	12.4%
Advertising expense	2.2%	1.8%	3.9%	4.4%	3.0%	3.2%
Pre-opening costs	1.3%	1.1%	0.3%	0.3%	0.8%	0.7%

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
Total revenues increased 9.4% to $154.2 million in the second quarter of 2014 from $140.9 million in the second quarter of 2013. Restaurant sales also increased 9.4% to $153.5 million in the second quarter of 2014 from $140.3 million in the second quarter of 2013. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the second quarter of 2014 compared to the second quarter of 2013 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$4.1
Impact of new stores, net of closed stores, and other	6.6
Total increase	$10.7

Taco Cabana:
Increase in comparable restaurant sales	$2.0
Impact of new stores, net of closed stores, and other	0.5
Total increase	$2.5
Comparable restaurant sales for Pollo Tropical increased 6.7% in the second quarter of 2014. Comparable restaurant sales for Taco Cabana in the second quarter of 2014 increased 2.8%. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases in comparable restaurant sales result from an increase in guest traffic and an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 1.6% in the second quarter of 2014 as compared to the second quarter of 2013. For Taco Cabana, menu price increases drove an increase in restaurant sales of 1.3% in the second quarter of 2014 as compared to the second quarter of 2013, while the remaining increase in average check is primarily driven by a positive change in sales mix due to the implementation of new menu boards.
Restaurants in new markets that haven't reached media efficiency generally have lower sales than restaurants in existing, media efficient markets.
Franchise revenues increased slightly to $0.7 million in the second quarter of 2014 from $0.6 million in the second quarter of 2013.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the second quarter of 2014 compared to the second quarter of 2013. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Menu price increases	(0.5)%
Higher commodity costs	0.2%
Sales mix and higher waste	0.2%
Other	0.2%
Net increase in cost of sales as a percentage of restaurant sales	0.1%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable stores	(0.3)%
Lower medical costs	(0.2)%
Higher labor costs and impact of lower sales volumes for new stores	0.3%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.2)%

Other operating expenses:
Higher repairs and maintenance costs (1)	0.4%
Higher insurance costs	0.2%
Higher credit card fees	0.1%
Other (2)	0.3%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.0%

Advertising expense:
Increase in advertising and timing of promotions	0.4%
Net increase in advertising expense as a percentage of restaurant sales	0.4%

Pre-opening costs:
Increased number of restaurant openings	0.2%
Net increase in pre-opening costs as a percentage of restaurant sales	0.2%
(1) Includes additional costs related to the conversion to Coca-Cola products under a new five year contract.
(2) Includes higher costs related to operating supplies, general and office expense, linen and uniforms and various other costs.

Taco Cabana:
Cost of sales:
Menu board changes, sales mix and lower waste	(1.1)%
Menu price increases	(0.4)%
Higher rebates and discounts	(0.2)%
Higher commodity costs	0.9%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.0)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.3)%
Higher medical costs	0.6%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.4%

Other operating expenses:
Lower utilities	(0.4)%
Higher repairs and maintenance expense (1)	0.4%
Other (2)	(0.3)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.3)%

Advertising expense:
Timing of promotions	(0.5)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.5)%

Pre-opening costs:
Pre-opening costs as a percentage of restaurant sales	—%
(1) Includes costs associated with remodels that are not subject to capitalization.
(2) Includes lower sanitation and various other costs.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.8% in the second quarter of 2014 from 4.6% the second quarter of 2013 primarily as a result of new sale-leaseback transactions and new restaurants, which generally have higher rent.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brands and the management oversight of the operation of our restaurants; (2) legal, auditing and other professional fees and stock-based compensation expense; and (3) in 2013, costs incurred under the transition services agreement with the former parent company for administrative support services.
General and administrative expenses were $12.1 million in the second quarter of 2014 and $12.0 million in the second quarter of 2013. As a percentage of total revenues, general and administrative expenses decreased to 7.9% in the second quarter of 2014 compared to 8.5% in the second quarter of 2013. The decrease was due primarily to the impact of higher sales on fixed costs.
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

Adjusted EBITDA for Pollo Tropical increased to $13.4 million in the second quarter of 2014 from $12.0 million in the second quarter of 2013 due primarily to the net impact of the increase in revenues. Adjusted EBITDA for Taco Cabana increased to $8.9 million in the second quarter of 2014 from $7.2 million in the second quarter of 2013 also primarily due to the net impact of the increase in revenues.
Depreciation and Amortization. Depreciation and amortization expense increased to $5.6 million in the second quarter of 2014 from $5.2 million in the second quarter of 2013 due primarily to increased depreciation relating to new company-owned restaurant openings, partially offset by the impact of new sale-leaseback transactions.
Interest Expense. Interest expense decreased $4.4 million to $0.6 million in the second quarter of 2014 from $5.0 million in the second quarter 2013 primarily due to the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our new senior credit facility with revolving borrowings at lower interest rates than the Notes, as described above under "Recent and Future Events Affecting our Results of Operations".
Provision for Income Taxes. The provision for income taxes for the second quarter of 2014 was derived using an estimated effective annual income tax rate for 2014 of 38.3%, while the provision for income taxes for the second quarter of 2013 was derived using an estimated effective annual income tax rate for 2013 of 36.5%, excluding discrete items. The estimated effective annual income tax rate for 2014 is higher than the effective annual income tax rate estimated in the second quarter of 2013, primarily due to the expiration of the Work Opportunity Tax Credit on December 31, 2013.
Discrete tax adjustments decreased the provision for income taxes by $28,000 in the second quarter of 2013. There were no discrete tax adjustments in the second quarter of 2014.
Net Income. As a result of the foregoing, we had net income of $9.3 million in the second quarter of 2014 compared to net income of $5.0 million in the second quarter of 2013.
Six Months Ended June 29, 2014 Compared to Six Months Ended June 30, 2013
The following table sets forth, for the six months ended June 29, 2014 and June 30, 2013, selected consolidated operating results as a percentage of consolidated restaurant sales:

	Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					49.1%	46.2%
Taco Cabana					50.9%	53.8%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	32.9%	33.1%	30.5%	31.2%	31.7%	32.1%
Restaurant wages and related expenses	21.6%	22.6%	29.0%	28.9%	25.3%	25.9%
Restaurant rent expense	4.1%	3.6%	5.7%	5.6%	4.9%	4.7%
Other restaurant operating expenses	12.1%	11.6%	12.9%	12.9%	12.5%	12.3%
Advertising expense	2.5%	2.2%	4.3%	4.3%	3.4%	3.3%
Pre-opening costs	1.0%	1.0%	0.2%	0.4%	0.6%	0.7%

Total revenues increased 9.1% to $299.6 million in the six months ended June 29, 2014 from $274.5 million in the six months ended June 30, 2013. Restaurant sales also increased 9.1% to $298.3 million in the six months ended June 29, 2014 from $273.4 million in the six months ended June 30, 2013. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the six months ended June 29, 2014 compared to the six months ended June 30, 2013 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$7.9
Impact of new stores, net of closed stores, and other	12.3
Total increase	$20.2

Taco Cabana:
Increase in comparable restaurant sales	$2.5
Impact of new stores, net of closed stores, and other	2.2
Total increase	$4.7
Comparable restaurant sales for Pollo Tropical increased 6.5% in the six months ended June 29, 2014. Comparable restaurant sales for Taco Cabana in the six months ended June 29, 2014 increased 1.8%. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 1.6% in the six months ended June 29, 2014 as compared to the six months ended June 30, 2013. For Taco Cabana, menu price increases drove an increase in restaurant sales of 1.3% in the six months ended June 29, 2014 as compared to the six months ended June 30, 2013, while the remaining increase in average check is primarily driven by a positive change in sales mix due to the implementation of new menu boards.
Restaurants in new markets that haven't reached media efficiency generally have lower sales than restaurants in existing, media efficient markets.
Franchise revenues increased slightly to $1.3 million in the six months ended June 29, 2014 from $1.1 million in the six months ended June 30, 2013.

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the six months ended June 29, 2014 compared to the six months ended June 30, 2013. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Menu price increases	(0.5)%
Higher commodity costs	0.1%
Sales mix and higher waste	0.1%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(0.2)%

Restaurant wages and related expenses:
Lower workers compensation claim costs	(0.6)%
Impact of higher sales volumes on fixed labor costs for comparable stores	(0.4)%
Lower medical benefit cost and employment taxes	(0.3)%
Higher labor costs and impact of lower sales volumes for new stores	0.3%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(1.0)%

Other operating expenses:
Higher repairs and maintenance costs (1)	0.3%
Higher insurance costs	0.2%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.5%

Advertising expense:
Increase in advertising and timing of promotions	0.3%
Net increase in advertising expense as a percentage of restaurant sales	0.3%

Pre-opening costs:
Pre-opening costs as a percentage of restaurant sales	—%
(1) Includes additional costs related to the conversion to Coca-Cola products under a new five year contract.

Taco Cabana:
Cost of sales:
Menu board changes, sales mix and lower waste	(0.8)%
Menu price increases	(0.4)%
Higher rebates and discounts	(0.2)%
Higher commodity costs	0.9%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(0.7)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.3)%
Higher medical costs	0.3%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.1%

Other operating expenses:
Lower utilities	(0.1)%
Higher repairs and maintenance expense (1)	0.2%
Other	(0.1)%
Net change in other restaurant operating expenses as a percentage of restaurant sales	—%

Advertising expense:
Net change in advertising expense as a percentage of restaurant sales	—%

Pre-opening costs:
Decrease in number of restaurants opened	(0.2)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.2)%
(1) Includes costs associated with remodels that are not subject to capitalization.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.9% in the six months ended June 29, 2014 from 4.7% the six months ended of June 30, 2013 primarily as a result of new sale-leaseback transactions and new restaurants, which generally have higher rent.
Consolidated General and Administrative Expenses. General and administrative expenses were $24.3 million in the six months ended June 29, 2014 and $24.2 million in the six months ended June 30, 2013. As a percentage of total revenues, general and administrative expenses decreased to 8.1% in the six months ended June 29, 2014 compared to 8.8% in the six months ended June 30, 2013. The decrease was due primarily to the impact of higher sales on fixed costs.
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
Adjusted EBITDA for Pollo Tropical increased to $27.1 million in the six months ended June 29, 2014 from $21.8 million in the six months ended June 30, 2013 due primarily to the net impact of the increase in revenues. Adjusted EBITDA for Taco Cabana increased to $16.0 million in the six months ended June 29, 2014 from $13.7 million in the six months ended June 30, 2013 also primarily due to the net impact of the increase in revenues.

Depreciation and Amortization. Depreciation and amortization expense increased to $10.9 million in the six months ended June 29, 2014 from $10.0 million in the six months ended June 30, 2013 due primarily to increased depreciation relating to new company-owned restaurant openings, partially offset by the impact of new sale-leaseback transactions.
Interest Expense. Interest expense decreased $8.8 million to $1.2 million in the six months ended June 29, 2014 from $10.0 million in the six months ended June 30, 2013 primarily due to the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our new senior credit facility with revolving borrowings at lower interest rates than the Notes, as described above under "Recent and Future Events Affecting our Results of Operations".
Provision for Income Taxes. The provision for income taxes for the six months ended June 29, 2014 was derived using an estimated effective annual income tax rate for 2014 of 38.3%, while the provision for income taxes for the six months ended June 30, 2013 was derived using an estimated effective annual income tax rate for 2013 of 36.5%, excluding discrete items. The estimated effective annual income tax rate for 2014 is higher than the effective annual income tax rate estimated in the six months ended June 30, 2013, primarily due to the expiration of the Work Opportunity Tax Credit on December 31, 2013.
Discrete tax adjustments, which include the retroactive effect of renewing the 2012 Work Opportunity Tax Credit in 2013, decreased the provision for income taxes by $0.6 million in the six months ended June 30, 2013. There were no discrete tax adjustments in the six months ended June 29, 2014.
Net Income. As a result of the foregoing, we had net income of $18.0 million in the six months ended June 29, 2014 compared to net income of $9.8 million in the six months ended June 30, 2013.
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
Operating Activities. Net cash provided by operating activities for the first six months of 2014 and the first six months of 2013 was $25.9 million and $14.9 million, respectively. The increase in net cash provided by operating activities in the first six months of 2014 was driven by the increase in net income and the change in operating assets and liabilities primarily as a result of a reduction in interest expense payments as a result of the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our new senior credit facility with revolving borrowings at lower interest rates than the Notes, as described herein and above under "Recent and Future Events Affecting our Results of Operations".
Investing Activities. Net cash used for investing activities in the first six months of 2014 and 2013 was $29.3 million and $23.6 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Six Months Ended June 29, 2014
New restaurant development	$22,506	$4,098	$—	$26,604
Restaurant remodeling	—	4,350	—	4,350
Other restaurant capital expenditures (1)	1,496	1,143	—	2,639
Corporate and restaurant information systems	121	180	2,130	2,431
Total capital expenditures	$24,123	$9,771	$2,130	$36,024
Number of new restaurant openings	10	1		11
Six Months Ended June 30, 2013:
New restaurant development	$12,969	$8,415	$—	$21,384
Restaurant remodeling	394	1,098	—	1,492
Other restaurant capital expenditures (1)	1,249	1,430	—	2,679
Corporate and restaurant information systems	83	150	1,981	2,214
Total capital expenditures	$14,695	$11,093	$1,981	$27,769
Number of new restaurant openings	6	5		11
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 29, 2014 and June 30, 2013, total restaurant repair and maintenance expenses were approximately $7.0 million and $5.7 million, respectively.

For the full year 2014, we anticipate that total capital expenditures will range from $65 million to $70 million. Capital expenditures in 2014 are expected to include $50 million to $55 million for development of new restaurants and purchase of related real estate for the opening of a total of 22 to 26 new Pollo Tropical and Taco Cabana restaurants, including our first new elevated non-24 hour Taco Cabana format, Cabana Grill. Our capital expenditures in 2014 are also expected to include expenditures of approximately $12.0 million to $14.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $4.0 million to $6.0 million of other expenditures.
In the first six months of 2014, investing activities also included two sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.7 million, as well as the sale of an excess Taco Cabana property, the net proceeds from which were $1.0 million. In the first six months of 2013, investing activities included two sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.4 million, and the sale of an excess property, the net proceeds from which were $1.7 million. In the first six months of 2013 we purchased for $3.0 million two of our existing Taco Cabana restaurant properties to be sold in future sale-leaseback transactions.
Financing Activities. Net cash used by financing activities in the first six months of 2014 was $3.8 million and included net repayments of revolving credit borrowings under our new credit facility of $5.0 million and the excess tax benefit from vesting of restricted shares of $1.3 million. Net cash provided by financing activities in the first six months of 2013 was $0.4 million and included the excess tax benefit from vesting of restricted shares of $0.5 million.
New Senior Credit Facility. In December 2013, we terminated our former senior credit facility and entered into a new senior credit facility. The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On June 29, 2014, there were $66.0 million in outstanding revolving credit borrowings under our new senior credit facility.
Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the new senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.5% to 1.5% based on our Adjusted Leverage Ratio (with a margin of 0.75% as of June 29, 2014), or
2) the LIBOR Rate plus the applicable margin of 1.5% to 2.5% based on our Adjusted Leverage Ratio (with a margin of 1.75% at June 29, 2014).

In addition, the new senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.3% at June 29, 2014) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
The outstanding borrowings under the new senior credit facility are prepayable without penalty (other than customary breakage costs). The new senior credit facility requires us to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting our and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests, (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change our business. In addition, the new senior credit facility requires us to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined under the new senior credit facility).
Our new senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount of $5.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of June 29, 2014, we were in compliance with the covenants under our new senior credit facility.
After reserving $7.5 million for letters of credit issued under the new senior credit facility, $76.5 million was available for borrowing under the new senior credit facility at June 29, 2014.
Former Senior Credit Facility. Our former senior secured credit facility, which was terminated on December 11, 2013, provided for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit).
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and are not recorded on our consolidated balance sheet.
There have been no significant changes outside the ordinary course of business to our contractual obligations since December 29, 2013. Information regarding our contractual obligations is included under "Contractual Obligations" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements for the year ended December 29, 2013 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the six months ended June 29, 2014.
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

A reconciliation of Adjusted EBITDA to consolidated net income follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Adjusted EBITDA:
Pollo Tropical	$13,425	$11,973	$27,102	$21,778
Taco Cabana	8,927	7,203	16,030	13,731
Consolidated	22,352	19,176	43,132	35,509
Less:
Depreciation and amortization	5,578	5,178	10,923	9,988
Impairment and other lease charges	32	456	17	551
Interest expense	568	5,011	1,171	10,018
Provision for income taxes	5,781	2,967	11,194	4,660
Stock-based compensation expense	1,079	595	1,800	1,021
Other (income) expense	—	—	(6)	(497)
Net income	$9,314	$4,969	$18,033	$9,768

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2014.
No change occurred in our internal control over financial reporting during the second quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIESTA RESTAURANT GROUP, INC.

Date: August 5, 2014	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: August 5, 2014	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Vice President, Chief Financial Officer and Treasurer

Date: August 5, 2014	/S/ ANGELA J. NEWELL
(Signature)
Angela J. Newell Vice President, Corporate Controller