Form 10-Q
period 2014-09-28
Fiesta Restaurant Group, Inc.
filed 2014-11-04
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, Fiesta Restaurant Group, Inc. had 26,783,143 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 28, 2014

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(unaudited)

	September 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash	$1,879	$10,978
Trade receivables	8,163	6,011
Inventories	2,392	2,564
Prepaid rent	2,816	2,500
Income tax receivable	1,892	4,497
Prepaid expenses and other current assets	3,368	3,357
Deferred income taxes	2,699	3,018
Total current assets	23,209	32,925
Property and equipment, net	180,170	144,527
Goodwill	123,484	123,484
Intangible assets, net	60	121
Deferred income taxes	12,263	12,046
Deferred financing costs, net	1,305	1,530
Other assets	2,889	4,152
Total assets	$343,380	$318,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$61	$61
Accounts payable	7,721	10,802
Accrued interest	146	118
Accrued payroll, related taxes and benefits	13,733	14,296
Accrued real estate taxes	4,958	4,505
Other liabilities	7,232	8,305
Total current liabilities	33,851	38,087
Long-term debt, net of current portion	67,279	72,324
Lease financing obligations	1,659	1,657
Deferred income—sale-leaseback of real estate	34,995	35,873
Other liabilities	15,772	12,538
Total liabilities	153,556	160,479
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,783,515 and 26,710,111 shares, respectively, and outstanding 26,355,748 and 26,082,800 shares, respectively.	264	261
Additional paid-in capital	153,092	148,765
Retained earnings	36,468	9,280
Total stockholders' equity	189,824	158,306
Total liabilities and stockholders' equity	$343,380	$318,785

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues:
Restaurant sales	$154,643	$140,069	$452,983	$413,435
Franchise royalty revenues and fees	655	609	1,936	1,747
Total revenues	155,298	140,678	454,919	415,182
Costs and expenses:
Cost of sales	48,980	45,162	143,469	132,891
Restaurant wages and related expenses (including stock-based compensation expense of $20, $1, $50 and $2, respectively)	39,824	36,979	115,446	107,914
Restaurant rent expense	7,314	6,853	21,892	19,699
Other restaurant operating expenses	20,686	18,283	58,037	51,786
Advertising expense	4,180	4,271	14,275	13,275
General and administrative (including stock-based compensation expense of $812, $657, $2,582 and $1,677, respectively)	11,845	11,685	36,128	35,895
Depreciation and amortization	6,038	5,129	16,961	15,117
Pre-opening costs	1,427	590	3,298	2,379
Impairment and other lease charges	183	(312)	200	239
Other (income) expense	(552)	(57)	(558)	(554)
Total operating expenses	139,925	128,583	409,148	378,641
Income from operations	15,373	12,095	45,771	36,541
Interest expense	536	4,457	1,707	14,475
Income before income taxes	14,837	7,638	44,064	22,066
Provision for income taxes	5,682	2,596	16,876	7,256
Net income	$9,155	$5,042	$27,188	$14,810
Basic net income per share	$0.34	$0.21	$1.02	$0.63
Diluted net income per share	$0.34	$0.21	$1.02	$0.63
Basic weighted average common shares outstanding	26,344,102	22,986,615	26,272,322	22,921,233
Diluted weighted average common shares outstanding	26,347,326	22,986,615	26,273,584	22,921,233

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders'
	Stock Shares	Stock	Capital	Earnings	Equity
Balance at December 30, 2012	22,748,241	$227	$10,254	$23	$10,504
Capital contributions	—	—	96	—	96
Stock-based compensation	—	—	1,679	—	1,679
Vesting of restricted shares and related tax benefit	251,676	3	823	—	826
Net income	—	—	—	14,810	14,810
Balance at September 29, 2013	22,999,917	$230	$12,852	$14,833	$27,915

Balance at December 29, 2013	26,082,800	$261	$148,765	$9,280	$158,306
Stock-based compensation	—	—	2,632	—	2,632
Vesting of restricted shares and related tax benefit	272,948	3	1,725	—	1,728
Share issuance costs			(30)		(30)
Net income	—	—	—	27,188	27,188
Balance at September 28, 2014	26,355,748	$264	$153,092	$36,468	$189,824

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$27,188	$14,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on disposals of property and equipment	(409)	(261)
Stock-based compensation	2,632	1,679
Impairment and other lease charges	200	239
Depreciation and amortization	16,961	15,117
Amortization of deferred financing costs	231	1,194
Amortization of deferred gains from sale-leaseback transactions	(2,754)	(2,588)
Deferred income taxes	102	34
Changes in other operating assets and liabilities	1,619	(9,915)
Net cash provided by operating activities	45,770	20,309
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(45,161)	(28,442)
Restaurant remodeling	(6,635)	(2,602)
Other restaurant capital expenditures	(3,930)	(4,152)
Corporate and restaurant information systems	(3,212)	(3,595)
Total capital expenditures	(58,938)	(38,791)
Properties purchased for sale-leaseback	—	(4,438)
Proceeds from sale-leaseback transactions	5,692	10,774
Proceeds from sales of other properties	1,729	1,734
Net cash used in investing activities	(51,517)	(30,721)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	1,728	826
Share issuance costs	(30)	—
Borrowings on revolving credit facility	23,000	—
Repayments on revolving credit facility	(28,000)	—
Principal payments on capital leases	(44)	(46)
Other	(6)	(15)
Net cash provided by (used in) financing activities	(3,352)	765
Net decrease in cash	(9,099)	(9,647)
Cash, beginning of period	10,978	15,533
Cash, end of period	$1,879	$5,886
Supplemental disclosures:
Interest paid on long-term debt	$1,493	$18,172
Interest paid on lease financing obligations	$104	$191
Accruals for capital expenditures	$2,113	$2,123
Income tax payments, net	$12,442	$7,106
Non-cash capital contribution from former parent	$—	$96

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At September 28, 2014, the Company owned and operated 119 Pollo Tropical® restaurants, of which 107 were located in Florida, five were located in Georgia, two were located in Tennessee, and five were located in Texas, and franchised a total of 36 Pollo Tropical restaurants, including 17 in Puerto Rico, one in Ecuador, one in Honduras, one in The Bahamas, two in Trinidad & Tobago, two in Venezuela, five in Panama, one in the Dominican Republic, one in Guatemala and five on college campuses in Florida. At September 28, 2014, the Company also owned and operated 166 Taco Cabana® restaurants, of which 162 were located in Texas, three were located in Oklahoma and one restaurant under the elevated non-24 hour Taco Cabana format, Cabana Grill®, was located in Georgia, and franchised a total of seven Taco Cabana restaurants, including four in New Mexico, and three non-traditional locations on college campuses in Texas.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2013 contained 52 weeks. The three and nine months ended September 28, 2014 and September 29, 2013 each contained thirteen and thirty-nine weeks, respectively.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 28, 2014 and September 29, 2013 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 28, 2014 and September 29, 2013 are not necessarily indicative of the results to be expected for the full year.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under our new senior credit facility, which is considered Level 2, is based on current LIBOR rates and at September 28, 2014, was approximately $66.0 million.

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
2. Long-term Debt
New Senior Credit Facility. In December 2013, the Company terminated its former senior secured revolving credit facility, referred to as the “former senior credit facility”, and entered into a new senior secured revolving credit facility with a syndicate of lenders, which we refer to as the "new senior credit facility". The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On September 28, 2014, there were $66.0 million in outstanding borrowings under our new senior credit facility.
Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the new senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 0.50% as of September 28, 2014), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at September 28, 2014).
In addition, the new senior credit facility requires the Company to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio (with a margin of 0.25% at September 28, 2014) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
The new senior credit facility requires the Company to comply with customary affirmative, negative and financial covenants. As of September 28, 2014, the Company was in compliance with the covenants under its new senior credit facility.
After reserving $7.5 million for letters of credit issued under the new senior credit facility, $76.5 million was available for borrowing at September 28, 2014.
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
3. Other Liabilities, Long-Term
Other liabilities, long-term, consisted of the following:

	September 28, 2014	December 29, 2013
Accrued occupancy costs	$11,709	$9,973
Accrued workers’ compensation and general liability claims	1,475	729
Deferred compensation	1,122	593
Other	1,466	1,243
	$15,772	$12,538
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.0 million and $1.1 million are included in long-term accrued occupancy costs above at September 28, 2014 and December 29, 2013, with the remainder in other current liabilities:

	Nine Months Ended September 28, 2014	Year Ended December 29, 2013
Balance, beginning of period	$1,439	$2,432
Provisions for restaurant closures	—	—
Recoveries, net of additional lease charges	(128)	(197)
Payments, net	(205)	(937)
Other adjustments	97	141
Balance, end of period	$1,203	$1,439

4. Former Related Party Transactions
Effective upon the completion of the Spin-off, Fiesta Restaurant Group ceased to be a related party of Carrols.
As of December 29, 2013, Carrols owed $0.3 million to the Company, which is included in receivables in the accompanying condensed consolidated balance sheets.
Relationship Between Fiesta and Carrols After the Spin-Off
For purposes of governing certain of the ongoing relationships between the Company and Carrols at and after the Spin-off, the Company and Carrols entered into the following agreements:

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

5. Income Taxes
The Company’s income tax provision was comprised of the following for the three and nine months ended September 28, 2014 and September 29, 2013:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Current	$5,420	$2,539	$16,774	$7,222
Deferred	262	57	102	34
	$5,682	$2,596	$16,876	$7,256
The provision for income taxes for the three and nine months ended September 28, 2014 was derived using an estimated effective annual income tax rate for 2014 of 38.3%. There were no discrete tax adjustments in the nine months ended September 28, 2014.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

6. Stock-Based Compensation
Prior to the Spin-off, certain of the Company's employees participated in the Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, as amended (the "Carrols Plan"). In conjunction with the Spin-off, the Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. For the three and nine months ended September 28, 2014 and September 29, 2013, the condensed consolidated statements of operations include expenses related to the Company's employees' and directors' participation in both the Carrols Plan and the Fiesta Plan.
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
During the nine months ended September 28, 2014, the Company granted 71,891 non-vested restricted shares under the Fiesta Plan to certain employees. These shares vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for the non-vested shares issued to employees during the nine months ended September 28, 2014 was $45.04. Also during the nine months ended September 28, 2014, the Company granted 24,252 restricted stock units under the Fiesta Plan to certain employees. Certain of the restricted stock units vest and become non-forfeitable over a four year vesting period and certain of the restricted units vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value at grant date for the restricted stock units issued to employees during the nine months ended September 28, 2014 was $45.04.
During the nine months ended September 28, 2014, the Company granted 8,399 non-vested restricted shares to non-employee directors. The weighted average fair value at the grant date for restricted non-vested shares issued to directors was $37.23. These shares vest and become non-forfeitable over a one year vesting period.
During the nine months ended September 29, 2013, the Company granted in the aggregate 152,703 non-vested restricted shares under the Fiesta Plan to certain employees. These shares vest and become non-forfeitable over a four year vesting period. The weighted average fair value at the grant date for restricted non-vested shares issued to employees during the nine months ended September 29, 2013 was $20.54. During the nine months ended September 29, 2013, the Company granted 8,843 non-vested restricted shares to non-employee directors. The weighted average fair value at the grant date for restricted non-vested shares issued to directors was $35.36. These shares vested and became non-forfeitable over a one year vesting period.
Stock-based compensation expense for the three and nine months ended September 28, 2014 was $0.8 million and $2.6 million, respectively. Stock-based compensation expense for the three and nine months ended September 29, 2013 was $0.7 million and $1.7 million, respectively. As of September 28, 2014, the total unrecognized stock-based compensation expense relating to non-vested restricted shares and non-vested restricted stock units was approximately $7.2 million. At September 28, 2014, the remaining weighted average vesting period for non-vested restricted shares and non-vested restricted stock units was 2.0 years.

 Non-vested Shares
 A summary of all non-vested restricted share activity for the nine months ended September 28, 2014 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Price
Non-vested at December 29, 2013	627,311	$14.81
Granted	80,290	44.22
Vested	(272,785)	14.36
Forfeited	(7,049)	19.09
Non-vested at September 28, 2014	427,767	$20.54

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

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 28, 2014:
Restaurant sales	$77,887	$76,756	$—	$154,643
Franchise revenue	520	135	—	655
Cost of sales	25,939	23,041	—	48,980
Restaurant wages and related expenses (1)	17,681	22,143	—	39,824
Restaurant rent expense	3,051	4,263	—	7,314
Other restaurant operating expenses	10,110	10,576	—	20,686
Advertising expense	2,097	2,083	—	4,180
General and administrative expense (2)	6,526	5,319	—	11,845
Depreciation and amortization	3,104	2,934	—	6,038
Pre-opening costs	1,318	109	—	1,427
Impairment and other lease charges	183	—	—	183
Interest expense	252	284	—	536
Income before taxes	8,146	6,691	—	14,837
Capital expenditures	17,397	5,009	508	22,914
September 29, 2013:
Restaurant sales	$65,994	$74,075	$—	$140,069
Franchise revenue	484	125	—	609
Cost of sales	21,960	23,202	—	45,162
Restaurant wages and related expenses (1)	14,966	22,013	—	36,979
Restaurant rent expense	2,625	4,228	—	6,853
Other restaurant operating expenses	8,236	10,047	—	18,283
Advertising expense	1,710	2,561	—	4,271
General and administrative expense (2)	6,106	5,579	—	11,685
Depreciation and amortization	2,367	2,762	—	5,129
Pre-opening costs	476	114	—	590
Impairment and other lease charges	(37)	(275)	—	(312)
Interest expense	1,937	2,520	—	4,457
Income before taxes	6,132	1,506	—	7,638
Capital expenditures	6,832	2,892	1,298	11,022

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Nine Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 28, 2014:
Restaurant sales	$224,496	$228,487	$—	$452,983
Franchise revenue	1,550	386	—	1,936
Cost of sales	74,151	69,318	—	143,469
Restaurant wages and related expenses (1)	49,369	66,077	—	115,446
Restaurant rent expense	9,039	12,853	—	21,892
Other restaurant operating expenses	27,909	30,128	—	58,037
Advertising expense	5,698	8,577	—	14,275
General and administrative expense (2)	19,186	16,942	—	36,128
Depreciation and amortization	8,431	8,530	—	16,961
Pre-opening costs	2,819	479	—	3,298
Impairment and other lease charges	113	87	—	200
Interest expense	801	906	—	1,707
Income before taxes	28,530	15,534	—	44,064
Capital expenditures	41,520	14,780	2,638	58,938
September 29, 2013:
Restaurant sales	$192,372	$221,063	$—	$413,435
Franchise revenue	1,380	367	—	1,747
Cost of sales	63,803	69,088	—	132,891
Restaurant wages and related expenses (1)	43,466	64,448	—	107,914
Restaurant rent expense	7,220	12,479	—	19,699
Other restaurant operating expenses	22,849	28,937	—	51,786
Advertising expense	4,432	8,843	—	13,275
General and administrative expense (2)	18,573	17,322	—	35,895
Depreciation and amortization	6,780	8,337	—	15,117
Pre-opening costs	1,706	673	—	2,379
Impairment and other lease charges	(99)	338	—	239
Interest expense	6,436	8,039	—	14,475
Income before taxes	19,083	2,983	—	22,066
Capital expenditures	21,527	13,985	3,279	38,791
Identifiable Assets:
September 28, 2014:	$171,867	$163,236	$8,277	$343,380
December 29, 2013	140,797	169,367	8,621	318,785

(1) Includes stock-based compensation expense of $20 and $50 for the three and nine months ended September 28, 2014, respectively, and $1 and $2 for the three and nine months ended September 29, 2013, respectively.
(2) Includes stock-based compensation expense of $812 and $2,582 for the three and nine months ended September 28, 2014, respectively, and $657 and $1,677 for the three and nine months ended September 29, 2013, respectively.

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
The computation of basic and diluted net income per share for the three and nine months ended September 28, 2014 and September 29, 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Basic and diluted net income per share:
Net income	$9,155	$5,042	$27,188	$14,810
Less: income allocated to participating securities	(150)	(140)	(504)	(451)
Net income available to common stockholders	$9,005	$4,902	$26,684	$14,359
Weighted average common shares, basic	26,344,102	22,986,615	26,272,322	22,921,233
Restricted stock units	3,224	—	1,262	—
Weighted average common shares, diluted	26,347,326	22,986,615	26,273,584	22,921,233
Basic net income per common share	$0.34	$0.21	$1.02	$0.63
Diluted net income per common share	$0.34	$0.21	$1.02	$0.63

9. Commitments and Contingencies
The Company is a party to various litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.
10. Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. For the Company, the guidance is effective for the interim and annual periods beginning December 29, 2014. The ASU is applied prospectively; however, early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company has early adopted this standard. Adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2013 contained 52 weeks. The three and nine months ended September 28, 2014 and September 29, 2013 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending December 28, 2014 will contain 52 weeks and the fiscal year ending January 3, 2016 will contain 53 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 25 years and 35 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, almost all of our restaurants offer the convenience of drive-thru service. As of September 28, 2014, our company-owned restaurants included 119 Pollo Tropical restaurants and 166 Taco Cabana restaurants, including one Cabana Grill® (our elevated non-24 hour Taco Cabana format) restaurant.
We franchise our Pollo Tropical restaurants primarily internationally and, as of September 28, 2014, we had 36 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, The Bahamas, Venezuela, Panama, the Dominican Republic, Guatemala and on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets, and we have commitments for additional non-traditional locations in Florida. As of September 28, 2014, we had four Taco Cabana franchised restaurants located in New Mexico and three non-traditional Taco Cabana locations on college campuses in Texas.
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
Also on December 11, 2013, we terminated our former senior secured revolving credit facility, which we refer to as our “former senior credit facility”, and entered into a new senior secured revolving credit facility, which we refer to as our "new senior credit facility". The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On September 28, 2014, there was $66.0 million in outstanding borrowings under our new senior credit facility.

Interest expense decreased $3.9 million and $12.7 million in the three and nine months ended September 28, 2014 as a result of the refinancing, repurchase and redemption of our Notes, net of capitalized interest.
Executive Summary-Consolidated Operating Performance for the Three Months Ended September 28, 2014
Our third quarter 2014 results and highlights include the following:

•Net income increased $4.1 million to $9.2 million in the third quarter of 2014, or $0.34 per diluted share, compared to net income of $5.0 million, or $0.21 per diluted share in the third quarter of 2013, primarily due to the net impact of the growth in revenues discussed below and the decrease in interest expense as a result of the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our new senior credit facility.

•Total revenues increased 10.4% in the third quarter of 2014 to $155.3 million compared to $140.7 million in the third quarter of 2013, driven primarily by an increase in the number of our company-owned restaurants and an increase in comparable restaurant sales of 5.9% for our Pollo Tropical restaurants and 3.5% for our Taco Cabana restaurants. The growth in comparable restaurant sales resulted primarily from an increase in average check of 1.3% at Pollo Tropical and 2.6% at Taco Cabana and an increase in transactions of 4.6% at Pollo Tropical and 0.9% at Taco Cabana.

•During the third quarter of 2014, we opened seven new company-owned Pollo Tropical restaurants and two new company-owned Taco Cabana restaurants and closed two company-owned Taco Cabana restaurants. During the third quarter of 2013, we opened four new company-owned Pollo Tropical restaurants.

•Adjusted EBITDA increased $4.4 million in the third quarter of 2014 to $21.9 million compared to $17.5 million in the third quarter of 2013, primarily due to the net impact of the increase in revenues. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants:

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

December 29, 2013	102	39	141	165	7	172
New	4	1	5	—	—	—
Closed	—	(1)	(1)	—	—	—
March 29, 2014	106	39	145	165	7	172
New	6	—	6	1	—	1
Closed	—	(4)	(4)	—	—	—
June 29, 2014	112	35	147	166	7	173
New	7	3	10	2	—	2
Closed	—	(2)	(2)	(2)	—	(2)
September 28, 2014	119	36	155	166	7	173

December 30, 2012	91	35	126	160	8	168
New	2	1	3	2	—	2
Closed	—	—	—	—	—	—
March 31, 2013	93	36	129	162	8	170
New	4	3	7	3	—	3
Closed	(1)	(1)	(2)	(1)	—	(1)
June 30, 2013	96	38	134	164	8	172
New	4	2	6	—	—	—
Closed	—	(2)	(2)	—	—	—
September 29, 2013	100	38	138	164	8	172

Three Months Ended September 28, 2014 Compared to Three Months Ended September 29, 2013
The following table sets forth, for the three months ended September 28, 2014 and September 29, 2013, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Three Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					50.4%	47.1%
Taco Cabana					49.6%	52.9%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	33.3%	33.3%	30.0%	31.3%	31.7%	32.2%
Restaurant wages and related expenses	22.7%	22.7%	28.8%	29.7%	25.8%	26.4%
Restaurant rent expense	3.9%	4.0%	5.6%	5.7%	4.7%	4.9%
Other restaurant operating expenses	13.0%	12.5%	13.8%	13.6%	13.4%	13.1%
Advertising expense	2.7%	2.6%	2.7%	3.5%	2.7%	3.0%
Pre-opening costs	1.7%	0.7%	0.1%	0.2%	0.9%	0.4%

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
Total revenues increased 10.4% to $155.3 million in the third quarter of 2014 from $140.7 million in the third quarter of 2013. Restaurant sales also increased 10.4% to $154.6 million in the third quarter of 2014 from $140.1 million in the third quarter of 2013. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the third quarter of 2014 compared to the third quarter of 2013 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$3.6
Impact of new restaurants, net of closed restaurants	8.3
Total increase	$11.9

Taco Cabana:
Increase in comparable restaurant sales	$2.5
Impact of new restaurants, net of closed restaurants, and other	0.2
Total increase	$2.7
Comparable restaurant sales for Pollo Tropical increased 5.9% in the third quarter of 2014. Comparable restaurant sales for Taco Cabana in the third quarter of 2014 increased 3.5%. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases in comparable restaurant sales result from an increase in guest traffic and an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 1.6% in the third quarter of 2014 as compared to the third quarter of 2013. For Taco Cabana, menu price increases drove an increase in restaurant sales of 1.1% in the third quarter of 2014 as compared to the third quarter of 2013, while the remaining increase in average check is primarily driven by a positive change in sales mix due to the implementation of new menu boards during the first quarter of 2014.
Restaurants in new markets that haven't reached media efficiency generally have lower sales than restaurants in existing, media efficient markets.
Franchise revenues increased slightly to $0.7 million in the third quarter of 2014 from $0.6 million in the third quarter of 2013.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the third quarter of 2014 compared to the third quarter of 2013. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Menu price increases	(0.5)%
Higher commodity costs	0.4%
Other	0.1%
Net change in cost of sales as a percentage of restaurant sales	—%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable stores	(0.5)%
Lower medical costs	(0.3)%
Higher labor costs and impact of lower sales volumes for new stores	0.6%
Higher workers' compensation costs	0.5%
Other	(0.3)%
Net change in restaurant wages and related costs as a percentage of restaurant sales	—%

Other operating expenses:
Higher repairs and maintenance costs	0.6%
Lower insurance costs	(0.4)%
Other (1)	0.3%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.5%

Advertising expense:
Increase in advertising and timing of promotions	0.1%
Net increase in advertising expense as a percentage of restaurant sales	0.1%

Pre-opening costs:
Increased number of restaurant openings	1.0%
Net increase in pre-opening costs as a percentage of restaurant sales	1.0%
(1) Includes higher costs related to operating supplies, general and office expense, linen and uniforms and various other costs.

Taco Cabana:
Cost of sales:
Menu board changes, sales mix and lower waste	(1.2)%
Menu price increases	(0.3)%
Higher rebates and discounts	(0.2)%
Higher commodity costs	0.6%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.3)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.3)%
Lower medical costs	(0.5)%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.9)%

Other operating expenses:
Lower insurance costs	(0.3)%
Higher repairs and maintenance expense	0.4%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.2%

Advertising expense:
Timing of promotions	(0.8)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.8)%

Pre-opening costs:
Impact of higher sales	(0.1)%
Decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%

Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 4.7% in the third quarter of 2014 from 4.9% in the third quarter of 2013 primarily as a result of the impact of higher sales, partially offset by new restaurants, which generally have higher rent.
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
General and administrative expenses were $11.8 million in the third quarter of 2014 and $11.7 million in the third quarter of 2013. As a percentage of total revenues, general and administrative expenses decreased to 7.6% in the third quarter of 2014 compared to 8.3% in the third quarter of 2013. The decrease was due primarily to the impact of higher sales on fixed costs and the benefit of a $0.5 million payment received in the third quarter of 2014 as a settlement of a litigation matter.
Adjusted EBITDA. Adjusted EBITDA, which is one of the measures of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions. Adjusted EBITDA is a non-

GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for Pollo Tropical increased to $12.1 million in the third quarter of 2014 from $10.7 million in the third quarter of 2013 due primarily to the net impact of the increase in revenues. Adjusted EBITDA for Taco Cabana increased to $9.8 million in the third quarter of 2014 from $6.8 million in the third quarter of 2013 also primarily due to the net impact of the increase in revenues.
Depreciation and Amortization. Depreciation and amortization expense increased to $6.0 million in the third quarter of 2014 from $5.1 million in the third quarter of 2013 due primarily to increased depreciation relating to new company-owned restaurant openings, partially offset by the impact of new sale-leaseback transactions.
Interest Expense. Interest expense decreased $3.9 million to $0.5 million in the third quarter of 2014 from $4.5 million in the third quarter 2013 primarily due to the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our new senior credit facility with revolving credit borrowings at lower interest rates than the Notes, as described above under "Recent and Future Events Affecting our Results of Operations".
Impairment and Other Lease Charges. Impairment and other lease charges in the third quarter of 2014 consisted of a $0.2 million impairment charge representing the write-down of the carrying value to fair value of certain assets as a result of a management decision to relocate a Pollo Tropical restaurant before the end of its lease term to a superior site in the same trade area. Related lease termination costs will be incurred in a future period when we cease using the leased property. This charge was partially offset by recoveries of additional sublease income of less than $0.1 million related to two previously closed Pollo Tropical locations.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related cash flows are below a certain threshold. After reviewing the specific cash flows and management’s plans related to the restaurants for which an impairment review was performed, we determined that no impairment was currently necessary. However, for two Pollo Tropical restaurants, the projected cash flows were not substantially in excess of their carrying values. In addition, there was one Taco Cabana restaurant that was significantly impacted by road construction, for which the projected cash flows were not substantially in excess of its carrying value. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Other (Income) Expense. Other income in the third quarter of 2014 consisted of a $0.6 million gain from a condemnation award resulting from an eminent domain proceeding related to a location that closed in the third quarter of 2014.
Provision for Income Taxes. The provision for income taxes for the third quarter of 2014 was derived using an estimated effective annual income tax rate for 2014 of 38.3%, while the provision for income taxes for the third quarter of 2013 was derived using an estimated effective annual income tax rate for 2013 of 36.5%, excluding discrete items. The estimated effective annual income tax rate for 2014 is higher than the effective annual income tax rate estimated in the third quarter of 2013, primarily due to the expiration of the Work Opportunity Tax Credit on December 31, 2013.
Discrete tax adjustments decreased the provision for income taxes by $0.2 million in the third quarter of 2013. There were no discrete tax adjustments in the third quarter of 2014.
Net Income. As a result of the foregoing, we had net income of $9.2 million in the third quarter of 2014 compared to net income of $5.0 million in the third quarter of 2013.

Nine Months Ended September 28, 2014 Compared to Nine Months Ended September 29, 2013
The following table sets forth, for the nine months ended September 28, 2014 and September 29, 2013, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					49.6%	46.5%
Taco Cabana					50.4%	53.5%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	33.0%	33.2%	30.3%	31.3%	31.7%	32.1%
Restaurant wages and related expenses	22.0%	22.6%	28.9%	29.2%	25.5%	26.1%
Restaurant rent expense	4.0%	3.8%	5.6%	5.6%	4.8%	4.8%
Other restaurant operating expenses	12.4%	11.9%	13.2%	13.1%	12.8%	12.5%
Advertising expense	2.5%	2.3%	3.8%	4.0%	3.2%	3.2%
Pre-opening costs	1.3%	0.9%	0.2%	0.3%	0.7%	0.6%
Total revenues increased 9.6% to $454.9 million in the nine months ended September 28, 2014 from $415.2 million in the nine months ended September 29, 2013. Restaurant sales also increased 9.6% to $453.0 million in the nine months ended September 28, 2014 from $413.4 million in the nine months ended September 29, 2013. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$11.5
Impact of new restaurants, net of closed restaurants	20.6
Total increase	$32.1

Taco Cabana:
Increase in comparable restaurant sales	$5.0
Impact of new restaurants, net of closed restaurants, and other	2.4
Total increase	$7.4
Comparable restaurant sales for Pollo Tropical increased 6.3% in the nine months ended September 28, 2014. Comparable restaurant sales for Taco Cabana in the nine months ended September 28, 2014 increased 2.4%. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 1.6% in the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013. For Taco Cabana, menu price increases drove an increase in restaurant sales of 1.2% in the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013, while the remaining increase in average check is primarily driven by a positive change in sales mix due to the implementation of new menu boards during the first quarter of 2014.
Restaurants in new markets that haven't reached media efficiency generally have lower sales than restaurants in existing, media efficient markets.
Franchise revenues increased slightly to $1.9 million in the nine months ended September 28, 2014 from $1.7 million in the nine months ended September 29, 2013.

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Menu price increases	(0.5)%
Higher commodity costs	0.2%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(0.2)%

Restaurant wages and related expenses:
Lower workers compensation claim costs	(0.2)%
Lower medical benefit cost and employment taxes	(0.3)%
Impact of higher sales volumes on fixed labor costs for comparable stores	(0.4)%
Higher labor costs and impact of lower sales volumes for new stores	0.4%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.6)%

Other operating expenses:
Higher repairs and maintenance costs (1)	0.4%
Other (2)	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.5%

Advertising expense:
Increase in advertising and timing of promotions	0.2%
Net increase in advertising expense as a percentage of restaurant sales	0.2%

Pre-opening costs:
Increased number of restaurants opened	0.4%
Net increase in pre-opening costs as a percentage of restaurant sales	0.4%
(1) Includes additional costs related to the conversion to Coca-Cola products under a new five year contract.
(2) Includes higher costs related to operating supplies, general and office expense, and credit card expenses.

Taco Cabana:
Cost of sales:
Menu board changes, sales mix and lower waste	(1.0)%
Menu price increases	(0.4)%
Higher rebates and discounts	(0.2)%
Higher commodity costs	0.8%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.0)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.3)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.3)%

Other operating expenses:
Higher repairs and maintenance expense (1)	0.3%
Other	(0.2)%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.1%

Advertising expense:
Timing of promotions and impact of higher sales	(0.2)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.2)%

Pre-opening costs:
Impact of higher sales	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
(1) Includes costs associated with remodels that are not subject to capitalization.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, was 4.8% in both the nine months ended September 28, 2014 and September 29, 2013. The impact of new sale-leaseback transactions and new restaurants, which generally have higher rent, was offset by the impact of higher sales.
Consolidated General and Administrative Expenses. General and administrative expenses were $36.1 million in the nine months ended September 28, 2014 and $35.9 million in the nine months ended September 29, 2013. As a percentage of total revenues, general and administrative expenses decreased to 7.9% in the nine months ended September 28, 2014 compared to 8.6% in the nine months ended September 29, 2013. The decrease was due primarily to the impact of higher sales on fixed costs. General and administrative expenses also include the benefit of a $0.5 million payment received in the nine months ended September 28, 2014 as a settlement of a litigation matter.
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
Adjusted EBITDA for Pollo Tropical increased to $39.2 million in the nine months ended September 28, 2014 from $32.5 million in the nine months ended September 29, 2013 due primarily to the net impact of the increase in revenues. Adjusted EBITDA for Taco Cabana increased to $25.8 million in the nine months ended September 28, 2014 from $20.5 million in the nine months ended September 29, 2013 also primarily due to the net impact of the increase in revenues.

Depreciation and Amortization. Depreciation and amortization expense increased to $17.0 million in the nine months ended September 28, 2014 from $15.1 million in the nine months ended September 29, 2013 due primarily to increased depreciation relating to new company-owned restaurant openings, partially offset by the impact of new sale-leaseback transactions.
Impairment and Other Lease Charges. Impairment and other lease charges in the nine months ended September 28, 2014 consisted of a $0.1 million impairment related to two Taco Cabana locations and a $0.2 million impairment charge representing the write-down of the carrying value to fair value of certain assets as a result of a management decision to relocate a Pollo Tropical restaurant before the end of its lease term to a superior site in the same trade area. Related lease termination costs will be incurred in a future period when we cease using the leased property. These charges were partially offset by recoveries of additional sublease income of $0.1 million related to two previously closed Pollo Tropical locations.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related cash flows are below a certain threshold. After reviewing the specific cash flows and management’s plans related to the restaurants for which an impairment review was performed, we determined that no impairment was currently necessary. However, for two Pollo Tropical restaurants, the projected cash flows were not substantially in excess of their carrying values. In addition, there was one Taco Cabana restaurant that was significantly impacted by road construction, for which the projected cash flows were not substantially in excess of its carrying value. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Other (Income) Expense. Other income in the nine months ended September 28, 2014 primarily consisted of a $0.6 million gain from a condemnation award resulting from an eminent domain proceeding related to a location that closed in the third quarter of 2014. Other income of $0.6 million in the nine months ended September 29, 2013 consists primarily of the gain on sale of a previously closed location.
Interest Expense. Interest expense decreased $12.8 million to $1.7 million in the nine months ended September 28, 2014 from $14.5 million in the nine months ended September 29, 2013 primarily due to the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our new senior credit facility with revolving credit borrowings at lower interest rates than the Notes, as described above under "Recent and Future Events Affecting our Results of Operations".
Provision for Income Taxes. The provision for income taxes for the nine months ended September 28, 2014 was derived using an estimated effective annual income tax rate for 2014 of 38.3%, while the provision for income taxes for the nine months ended September 29, 2013 was derived using an estimated effective annual income tax rate for 2013 of 36.5%, excluding discrete items. The estimated effective annual income tax rate for 2014 is higher than the effective annual income tax rate estimated in the nine months ended September 29, 2013, primarily due to the expiration of the Work Opportunity Tax Credit on December 31, 2013.
Discrete tax adjustments, which include the retroactive effect of renewing the 2012 Work Opportunity Tax Credit in 2013, decreased the provision for income taxes by $0.8 million in the nine months ended September 29, 2013. There were no discrete tax adjustments in the nine months ended September 28, 2014.
Net Income. As a result of the foregoing, we had net income of $27.2 million in the nine months ended September 28, 2014 compared to net income of $14.8 million in the nine months ended September 29, 2013.
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
Operating Activities. Net cash provided by operating activities in the first nine months of 2014 and 2013 was $45.8 million and $20.3 million, respectively. The increase in net cash provided by operating activities in the first nine months of 2014 was driven by the increase in net income and the change in operating assets and liabilities primarily as a result of a reduction in interest expense payments as a result of the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our new senior credit facility with revolving borrowings at lower interest rates than the Notes, as described herein and above under "Recent and Future Events Affecting our Results of Operations".

Investing Activities. Net cash used for investing activities in the first nine months of 2014 and 2013 was $51.5 million and $30.7 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Nine Months Ended September 28, 2014
New restaurant development	$38,912	$6,249	$—	$45,161
Restaurant remodeling	—	6,635	—	6,635
Other restaurant capital expenditures (1)	2,411	1,519	—	3,930
Corporate and restaurant information systems	197	377	2,638	3,212
Total capital expenditures	$41,520	$14,780	$2,638	$58,938
Number of new restaurant openings	17	3		20
Nine Months Ended September 29, 2013:
New restaurant development	$19,169	$9,273	$—	$28,442
Restaurant remodeling	496	2,106	—	2,602
Other restaurant capital expenditures (1)	1,707	2,445	—	4,152
Corporate and restaurant information systems	155	161	3,279	3,595
Total capital expenditures	$21,527	$13,985	$3,279	$38,791
Number of new restaurant openings	10	5		15
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 28, 2014 and September 29, 2013, total restaurant repair and maintenance expenses were approximately $11.2 million and $8.8 million, respectively.

For the full year 2014, we anticipate that total capital expenditures will range from $70 million to $75 million. For the full year 2015, we anticipate that total capital expenditures will range from $78 million to $88 million. Capital expenditures in 2015 are expected to include $58 million to $65 million for development of new company-owned restaurants and purchase of related real estate for the opening of a total of 26 to 30 new Pollo Tropical and Taco Cabana restaurants including 24 to 26 Pollo Tropical and two to four Taco Cabana restaurants. Our capital expenditures in 2015 are also expected to include expenditures of approximately $14 million to $15 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $6 million to $8 million of other expenditures.
In the first nine months of 2014, investing activities also included two sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.7 million, as well as the sale of an excess Taco Cabana property and a condemnation award resulting from an eminent domain proceeding, the net proceeds from which totaled $1.7 million. In the first nine months of 2013, investing activities included four sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $10.8 million, as well as the sale of an excess Pollo Tropical property, the net proceeds from which were $1.7 million. In the first nine months of 2013, we purchased for $4.4 million two of our existing Taco Cabana restaurant properties and one of our existing Pollo Tropical properties to be sold in future sale-leaseback transactions.
Financing Activities. Net cash used by financing activities in the first nine months of 2014 was $3.4 million and included net repayments of revolving credit borrowings under our new credit facility of $5.0 million and the excess tax benefit from vesting of restricted shares of $1.7 million. Net cash provided by financing activities in the first nine months of 2013 was $0.8 million and included the excess tax benefit from vesting of restricted shares of $0.8 million.
New Senior Credit Facility. In December 2013, we terminated our former senior credit facility and entered into a new senior credit facility. The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On September 28, 2014, there were $66.0 million in outstanding revolving credit borrowings under our new senior credit facility.

Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the new senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.5% to 1.5% based on our Adjusted Leverage Ratio (with a margin of 0.50% as of September 28, 2014), or
2) the LIBOR Rate plus the applicable margin of 1.5% to 2.5% based on our Adjusted Leverage Ratio (with a margin of 1.50% at September 28, 2014).
In addition, the new senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.25% at September 28, 2014) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
Our new senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount of $5.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of September 28, 2014, we were in compliance with the covenants under our new senior credit facility.
After reserving $7.5 million for letters of credit issued under the new senior credit facility, $76.5 million was available for borrowing under the new senior credit facility at September 28, 2014.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements for the year ended December 29, 2013 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the nine months ended September 28, 2014.

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

A reconciliation of Adjusted EBITDA to consolidated net income follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Adjusted EBITDA:
Pollo Tropical	$12,100	$10,709	$39,202	$32,487
Taco Cabana	9,774	6,804	25,804	20,535
Consolidated	21,874	17,513	65,006	53,022
Less:
Depreciation and amortization	6,038	5,129	16,961	15,117
Impairment and other lease charges	183	(312)	200	239
Interest expense	536	4,457	1,707	14,475
Provision for income taxes	5,682	2,596	16,876	7,256
Stock-based compensation expense	832	658	2,632	1,679
Other (income) expense	(552)	(57)	(558)	(554)
Net income	$9,155	$5,042	$27,188	$14,810

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are any statements that are not based on historical information. Statements other than statements of historical facts included herein, including, without limitation, statements regarding our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	Increases in food and other commodity costs;

•	Risks associated with the expansion of our business;

•	Our ability to manage our growth and successfully implement our business strategy;

•	General economic conditions, particularly in the retail sector;

•	Competitive conditions;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	Regulatory factors;

•	The outcome of pending or future legal claims or proceedings;

•	Environmental conditions and regulations;

•	Our borrowing costs;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2014.
No change occurred in our internal control over financial reporting during the third quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIESTA RESTAURANT GROUP, INC.

Date: November 4, 2014	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: November 4, 2014	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Vice President, Chief Financial Officer and Treasurer

Date: November 4, 2014	/S/ ANGELA J. NEWELL
(Signature)
Angela J. Newell Vice President, Corporate Controller