Form 10-K
period 2014-12-28
Fiesta Restaurant Group, Inc.
filed 2015-02-19
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes    ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on their Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 12, 2015, Fiesta Restaurant Group, Inc. had 26,782,996 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of June 29, 2014 of Fiesta Restaurant Group, Inc. was $1,211,174,744.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Fiesta Restaurant Group, Inc.'s 2015 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Fiesta Restaurant Group, Inc.'s fiscal year ended December 28, 2014 are incorporated by reference into Part III of this annual report.

FIESTA RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 28, 2014

PART I
Presentation of Information
Throughout this Annual Report on Form 10-K, we refer to Fiesta Restaurant Group, Inc. as “Fiesta Restaurant Group” or "Fiesta" and, together with its consolidated subsidiaries, as “we,” “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to Carrols Restaurant Group, Inc., a Delaware corporation and our former indirect parent company, and its consolidated subsidiaries (other than Fiesta Restaurant Group and its subsidiaries after the distribution date as defined below), unless otherwise indicated or the context otherwise requires.
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
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 2, 2011, January 1, 2012, December 30, 2012, December 29, 2013 and December 28, 2014 each contained 52 weeks. Our next fiscal year to contain 53 weeks will be 2015.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic, Inc. (“Technomic”) report titled “2014 Technomic Top 500 Chain Restaurant Report.” In this Annual Report on Form 10-K we also refer to information, forecasts and statistics from the U.S. Census Bureau and the U.S. Department of Agriculture. The information, forecasts and statistics we have used from Technomic may reflect rounding adjustments.
Use of Non-GAAP Financial Measures
Adjusted EBITDA, Adjusted EBITDA margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA margin are all non-GAAP financial measures. Adjusted EBITDA is defined as earnings before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our Pollo Tropical and Taco Cabana segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal, supply chain, development and other administrative functions. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues. Restaurant-Level Adjusted EBITDA represents Adjusted EBITDA excluding franchise royalty revenues and fees and general and administrative expenses (including corporate-level general and administrative expenses). Restaurant-Level Adjusted EBITDA margin represents Restaurant-Level Adjusted EBITDA divided by restaurant sales.
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
All of such non-GAAP financial measures have important limitations as analytical tools. These limitations include the following:

•	such financial information does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	such financial information does not reflect interest expense or the cash requirements necessary to service our debt;

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
Forward-Looking Statements
This 2014 Annual Report on Form 10-K contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward-looking statements" are any statements that are not based on historical information. Statements other than statements of historical facts included herein, including, without limitation, statements regarding our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are "forward-looking statements." Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or "cautionary statements," include, but are not limited to:

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

•
Factors that affect the restaurant industry generally, including product recalls, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses such as “mad cow” disease and "avian" flu, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns; and

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
For the fiscal year ended December 28, 2014, the average annual sales per restaurant for our company-owned Pollo Tropical restaurants was approximately $2.7 million and approximately $1.8 million for our company-owned Taco Cabana restaurants, which we believe are among the highest in the fast-casual and quick-service segments based on industry data from Technomic. As of December 28, 2014, we owned and operated 124 Pollo Tropical and 167 Taco Cabana restaurants (including two restaurants under the Cabana Grill® logo, which is an elevated, non-24 hour format for Taco Cabana which we are currently testing outside of Texas) for a total of 291 restaurants across five states. We franchise our Pollo Tropical restaurants primarily in international markets, and as of December 28, 2014, we had 37 franchised Pollo Tropical restaurants, including five domestic non-traditional locations on college campuses in Florida. As of December 28, 2014, we had four Taco Cabana franchised restaurants located in New Mexico and three non-traditional Taco Cabana licensed locations in Texas. For the fiscal year ended December 28, 2014, we generated consolidated revenues of $611.1 million, and comparable restaurant sales increased 6.6% for Pollo Tropical and 3.3% for Taco Cabana.
Our Brands. Our restaurants operate in the fast-casual restaurant segment, combining the convenience and value of quick-service restaurants in an appealing atmosphere with the menu variety, use of fresh ingredients, food quality and decor more typical of casual dining restaurants with limited table service and competitive pricing.
Pollo Tropical. Our Pollo Tropical restaurants offer Caribbean inspired menu items, featuring our bone-in chicken marinated in our proprietary blend of tropical fruit juices and grilled over an open flame. Our diverse menu also includes a line of TropiChops® (a casserole bowl of grilled chicken breast, roast pork or grilled vegetables, or in some markets beef, served over white, brown or yellow rice and red or black beans and topped with a variety of freshly-made sauces and salsas), a variety of sandwiches, wraps and salads offered with an array of freshly-made salsas, sauces and Caribbean style made-from-scratch side dishes, including black beans and rice, Yucatan fries and sweet plantains, as well as more traditional menu items such as french fries and corn. We also offer a self-service salsa bar which includes a wide selection of made-from-scratch salsas, sauces, jalapeños, cilantro, onions and other items which allows our guests to further customize their orders. Our restaurants offer Caribbean dessert favorites, such as flan and tres leches, and at certain locations, we offer rum-based beverages and beer. Most menu items are prepared daily in each of our restaurants, which feature open display cooking on large, open-flame grills. We offer both individual and family meal-sized portions which enable us to provide a home meal replacement for our guests. We also offer catering for parties and corporate events.
Our Pollo Tropical restaurants feature dining areas designed to create an inviting, festive and tropical atmosphere. We also provide our guests the option of take-out, and nearly all of our restaurants provide the convenience of drive-thru windows. Our Pollo Tropical restaurants are generally open for lunch, dinner and late night seven days a week. As of December 28, 2014, substantially all of our company-owned Pollo Tropical restaurants were freestanding buildings. Our typical free-standing Pollo Tropical restaurant ranges from 2,800 to 3,700 square feet and provides interior seating for approximately 70 to 90 guests. For the year ended December 28, 2014, the average sales transaction at our company-owned Pollo Tropical restaurants was $10.26, with dinner representing the largest day-part at 53.5%. For the year ended December 28, 2014, our Pollo Tropical brand generated total revenues of $307.5 million and Adjusted EBITDA of $52.7 million, including pre-opening costs of $3.4 million (which include costs incurred prior to opening a restaurant, including restaurant employee wages and related expenses, travel expenditures, recruiting, training, promotional costs associated with the restaurant opening and rent, including any non-cash rent expense recognized during the construction period).
Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. As of December 28, 2014, we owned and operated a total of 124 Pollo Tropical restaurants, of which 107 were located in Florida, ten were located in Texas, five were located in Georgia and two were located in Tennessee. In 2009, through a select upgrade strategy, we introduced an elevated Pollo Tropical concept at certain locations. This elevated format provides guests the same Caribbean inspired menu items with an elevated fast-casual experience that we believe better positions the brand for a broader target audience and growth outside of Florida. In 2014, we introduced a new building design in Texas that we believe better differentiates our Pollo Tropical brand with a bolder, more Caribbean-inspired look. Our new company-owned Pollo Tropical restaurants will predominantly use this new design. In addition, in 2015 we will begin a reimaging program to conform most of our existing Pollo Tropical restaurants to the new building design, beginning with our restaurants located in the Orlando market.
We are franchising our Pollo Tropical restaurants primarily internationally, and as of December 28, 2014, we had 37 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Panama, the Dominican Republic, Guatemala and on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing international franchised markets, and we have commitments for additional non-traditional locations in U.S. markets in which we currently operate.
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
Taco Cabana restaurants feature open display cooking that enables guests to observe fajitas cooking on an open grill, a tortilla machine pressing and grilling fresh flour tortillas and the fresh preparation of other menu items. Our Taco Cabana restaurants feature interior dining areas as well as semi-enclosed and outdoor patio areas, which provide a vibrant, contemporary decor and relaxing atmosphere. Additionally, we provide our guests the option of take-out, as well as the convenience of drive-thru windows and catering. Our typical freestanding Taco Cabana restaurants average approximately 3,500 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 guests, with additional outside patio seating for approximately 50 guests. As of December 28, 2014, substantially all of our company-owned Taco Cabana restaurants were freestanding buildings.
Taco Cabana pioneered the Mexican patio cafe concept with its first restaurant in San Antonio, Texas in 1978. As of December 28, 2014, we owned and operated 167 Taco Cabana restaurants, of which 162 were located in Texas, three were located in Oklahoma, and, under the elevated non-24 hour Taco Cabana format, Cabana Grill®, one was located in Georgia and one was located in Florida. As of December 28, 2014, we also had four Taco Cabana franchised restaurants located in New Mexico and three non-traditional Taco Cabana licensed locations in Texas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating guest traffic and restaurant sales balanced across multiple day-parts, with dinner sales representing the largest day-part at 25.8% for the year ended December 28, 2014. For the year ended December 28, 2014, the average sales transaction at our company-owned Taco Cabana restaurants was $8.75. For the year ended December 28, 2014, our Taco Cabana brand generated total revenues of $303.7 million and Adjusted EBITDA of $33.0 million, including pre-opening costs of $0.7 million.
In 2010 we began initiatives to enhance the Taco Cabana concept in certain existing markets with the goal of providing guests with an elevated fast-casual experience and to better position the brand for sustainable growth both within and outside our existing markets. In addition to reimaging the restaurant, service enhancements included our guests ordering at the counter and having their food brought to the table, hand held menus, and Wi-Fi, as well as new menu items. As of December 28, 2014, over 85% of planned Taco Cabana renovations have been completed, with the remaining renovations to be completed in the first half of 2015. The cost of these enhancements has been, and is expected to be, approximately $50,000 to $250,000 per restaurant.
We believe the success of our Pollo Tropical and Taco Cabana brands is a result of the following key attributes:

•	A variety of made-from-scratch signature dishes with differentiated Caribbean and Mexican flavor profiles designed to appeal to consumers’ desire for freshly-prepared food and healthful menu options;

•	Balanced sales by day-part with the dinner day-part representing the largest sales day-part, providing a higher average check than our other day-parts;

•	Broad appeal that attracts consumers that desire differentiated and ethnic flavor profiles and customized and varied product offerings at competitive prices in an appealing atmosphere;

•	Healthful dining options which include grilled entrée choices and freshly-made menu items;

•	Operating primarily company-owned restaurants which gives us the ability to control the consistency and quality of the guest experience and the strategic growth of our restaurant operations;

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
The Restaurant Industry
According to Technomic, in 2013 total restaurant industry revenue in the United States was $448.8 billion, which represents an increase of 3.2% over the prior year. The historical growth of sales in the U.S. restaurant industry may not be indicative of future growth, and there can be no assurance that sales in the U.S. restaurant industry will grow in the future.
We operate in the fast-casual restaurant segment in which the convenience and value of quick-service restaurants is combined with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. We believe that the fast-casual restaurant segment is the fastest growing segment of the restaurant industry. According to Technomic, 2013 sales growth as compared to 2012 for fast-casual chains in the Technomic Top 500 restaurant chains was 11.0% as compared to 3.4% for the overall Top 500 restaurant chains.
Our Competitive Strengths
We believe we have the following competitive strengths:
Leading Brands in the Attractive Fast-Casual Segment. As of December 28, 2014, we owned, operated and franchised 335 fast-casual restaurants under our Pollo Tropical and Taco Cabana brands which have over 25 and 35 years, respectively, of operating history and loyal customer bases. We offer a variety of signature dishes with Caribbean and Mexican flavor profiles designed to appeal to consumers’ desire for distinctive and flavorful freshly-prepared food and healthful menu options. According to Technomic, the fast-casual segment is the fastest growing segment of the restaurant industry with sales growth of 11.0% in 2013 over 2012 for fast-casual chains in the Technomic Top 500 restaurant chains as compared to 3.4% growth for the overall Top 500 restaurant chains. We believe our brands are well positioned to benefit from the growing consumer demand for fast-casual restaurants because of our high quality, freshly-prepared food, value and differentiation of flavor profiles. In addition, we believe our brand elevation initiatives and reimaging programs have enhanced our Pollo Tropical and Taco Cabana restaurants in certain existing and new markets by providing our guests with an elevated fast-casual experience while better positioning our brands for successful and sustainable future growth.
Commitment to Serving Fresh, High Quality Foods With Broad Appeal. Our Pollo Tropical and Taco Cabana brands are differentiated from other dining options and offer distinct flavor profiles and healthful menu choices that we believe have broad consumer appeal, attract a more diverse customer base and drive guest frequency and loyalty. Pollo Tropical and Taco Cabana are committed to serving made-from-scratch, freshly-prepared food using quality ingredients that are made-to-order and customized for each guest. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Pollo Tropical’s menu offers dishes inspired from multiple regions throughout the Caribbean, including our featured bone-in chicken marinated in our proprietary blend of tropical fruit juices and grilled over an open flame. Taco Cabana’s menu offers favorites such as sizzling fajitas served hot on an iron skillet and other authentic Mexican dishes. In order to provide variety to our guests and to address changes in consumer preferences, we frequently enhance our menu with seasonal and limited time offerings at our Pollo Tropical restaurants and at our Taco Cabana restaurants. Additionally, our menus include a number of options to address consumers’ increasing focus on healthful eating, convenience and home meal replacement.
Differentiated Menus Offering a Compelling Value Proposition. We believe our fresh, flavorful, high quality food at affordable prices provides guests with a compelling value proposition, enabling us to benefit from consumers’ desire for a more value-oriented fast-casual experience. We believe that the inviting atmosphere, great tasting made-from-scratch menu items, modified table service in our elevated concepts and open display cooking format offer guests freshly-prepared food and a quality dining experience comparable to casual dining, but with the convenience and affordability similar to that of quick-service restaurants. Both of our brands offer a wide range of menu offerings with regional taste profiles and home meal replacement options in generous portion sizes and at price points which appeal to a broad customer base. For the year ended December 28, 2014, the average sales transaction at our company-owned Pollo Tropical and Taco Cabana restaurants was $10.26 and $8.75, respectively, with dinner sales (including home meal replacement) representing the largest day-part at both of our brands and contributing to a higher average transaction. In addition to our every-day value pricing, we selectively use promotions and limited time offers which are intended to reinforce our value proposition. Additionally, we offer our guests drive-thru service at the majority of our restaurants in order to provide an additional convenience option and capture more meal occasions for people on-the-go.
Industry Leading AUVs, Comparable Restaurant Sales Growth and Restaurant-Level Operating Margins. For the year ended December 28, 2014, the average annual sales per restaurant for our company-owned Pollo Tropical restaurants was approximately $2.7 million and $1.8 million for our company-owned Taco Cabana restaurants, which we believe are among the highest in the fast-casual and quick-service segments based on industry data from Technomic. Our comparable restaurant sales increased 6.6% and 3.3% at our Pollo Tropical and Taco Cabana restaurants, respectively, for the year ended December 28, 2014. For the year ended December 28, 2014, our company-owned Pollo Tropical restaurants generated an Adjusted EBITDA margin of 17.1% and a Restaurant-Level Adjusted EBITDA margin of 24.7%, including pre-opening costs of $3.4 million, and our company-owned Taco Cabana restaurants generated an Adjusted EBITDA margin of 10.9%, and a Restaurant-Level Adjusted EBITDA margin of 17.7%, including pre-opening costs of $0.7 million.
Significant New Restaurant Growth Potential. Since our Spin-off from Carrols in May 2012, we have refocused our strategy on growing both of our brands which we believe have significant growth potential. We expect Pollo Tropical to be our primary growth vehicle. In addition to growth within their existing markets, we believe both brands can operate successfully in the same markets as we move the Pollo Tropical brand west from Florida and the Taco Cabana brand east from Texas, thereby leveraging the real estate knowledge and operating infrastructure already in place in our core markets. As a part of our expansion strategy for both concepts, we have enhanced our site selection criteria, implemented new initiatives to mitigate increases in development costs and elevated the format of our restaurants, which we believe will be attractive to a broad customer base as we continue to open new restaurants. We have achieved attractive average restaurant sales volumes in our recently opened company-owned restaurants in existing markets which we believe validates our growth strategy. Although new company-owned restaurants in new markets that have not yet reached media efficiency typically open at lower sales volumes than restaurants opened in existing, media-efficient markets, and may take longer to reach average restaurant sales volumes, we continue to believe that investing in these new markets is an important part of our growth strategy. During the year ended December 28, 2014, we opened a total of 22 new company-owned Pollo Tropical restaurants, including ten company-owned restaurants in Texas. In 2015, we anticipate opening 26 to 28 new company-owned Pollo Tropical restaurants, including ten to twelve company-owned restaurants in Texas, up to six company-owned restaurants in Georgia and Tennessee and the balance in Florida, and two to four new company-owned Taco Cabana restaurants.
Well Positioned to Continue to Benefit From a Growing Influence of Hispanic Brands on the General U.S. Population. We expect sales from our restaurants to benefit from the increased popularity and acceptance of Hispanic food in the United States by non-Hispanic consumers. The U.S. Census Bureau forecasts that the growth of the Hispanic population is expected to outpace overall population growth, and the Hispanic population, as a percentage of the total U.S. population, is expected to increase from 17.0% in 2012 to 21.6% by 2030. We believe that the continued growth of the Hispanic population has contributed to an increased acceptance of Hispanic food by the general population.
Well Positioned to Capitalize on Long-Term Population Growth in Markets Served by Our Brands. We expect sales from our restaurants in Florida and Texas to benefit from the projected long-term overall population growth in these markets. The U.S. Census Bureau forecasts these markets to grow at a faster rate than the national average. According to the U.S. Census Bureau, the U.S. population is forecasted to grow by 8.1% from 2014 to 2024, while the populations in Florida and Texas are forecasted to grow by 21.6% and 16.2%, respectively, during the 10 years from 2010 to 2020.
Multiple Levers to Drive Comparable Restaurant Sales and Restaurant-Level Adjusted EBITDA. In 2009, we commenced the launch of a brand elevation program with the intent to increase comparable restaurant sales, maximize profitability and broaden our customer base. As of December 28, 2014 we have completed 85% of our planned Taco Cabana renovations, with the remaining renovations to be completed in the first half of 2015. We also plan to reimage select Pollo Tropical restaurants beginning with the Orlando, Florida market in 2015, which we believe will further differentiate our Pollo Tropical brand with a more Caribbean-inspired look.With a focus on elevating the guest experience and driving comparable restaurant sales, we have added portable menu items and innovative products to drive guest traffic and increase guest frequency, reconfigured indoor/outdoor menu boards to drive average check and product mix and enhanced our brand positioning through our elevated service platform while deleting products with lower sales mix, less brand relevance and more operational complexity. In addition, we have enhanced our advertising strategy to build brand awareness and position both brands as preferred fast-casual destinations. Concurrent with our sales growth strategy, we implemented profit enhancement initiatives focused on food and labor costs and leveraging our scale. We have also enhanced our supply chain expertise resulting in reduced costs and improved food quality, consistency and yield.
Experienced Management Team. We believe that our senior management team’s extensive experience in the restaurant industry, its history of developing and operating quick-service and fast-casual restaurants and deep brand-level operating teams with extensive experience provide us with a competitive advantage.

Growth Strategies
Our strategies for growth primarily include:
Develop New Restaurants Within and Outside of Our Existing Markets. We believe that we have significant opportunities to develop additional Pollo Tropical and Taco Cabana restaurants within our existing primary markets in Florida and Texas, as well as expansion opportunities into other regions of the United States that match our targeted demographic and site selection criteria, which initially include markets in Texas and the Southeast. We expect Pollo Tropical to be our primary growth vehicle. We believe both brands can operate successfully in the same markets as we move the Pollo Tropical brand west from Florida and Taco Cabana brand east from Texas, thereby leveraging the real estate knowledge and operating infrastructure already in place in our core markets. We are currently targeting new restaurant openings in high profile areas with high household incomes and target population density. In 2014, we opened 26 new company-owned restaurants comprised of 22 new company-owned Pollo Tropical restaurants, and four new company-owned Taco Cabana restaurants, including two locations under the new elevated non 24-hour Taco Cabana concept, Cabana Grill that are located in the Atlanta, Georgia market and in Jacksonville, Florida. We will continue to monitor the performance of these two Cabana Grill locations to determine whether there is significant expansion potential for Cabana Grill outside of the Taco Cabana core Texas market. In addition, in 2015, we are currently planning to open 26 to 28 new company-owned Pollo Tropical restaurants, including ten to twelve in Texas, and two to four new company-owned Taco Cabana restaurants. Pollo Tropical has developed an elevated format which we believe will allow it to be accepted as a general market concept with a broad target audience. This format includes a new exterior design and a more upscale décor that we believe better differentiates our brand with a more Caribbean inspired look; an elevated service platform where food is ordered and then brought to the guest at the table; new menu offerings including rum-based beverages, in some locations, and beer; and numerous other enhancements. The elevated format serves as the model for Pollo Tropical’s expansion outside its core South Florida markets. In 2014, we opened ten company-owned Pollo Tropical restaurants in Texas utilizing this format.
We target opening free-standing company-owned restaurant locations in order to provide drive-thru service which is an important convenience and sales component for our brands. For our new company-owned Pollo Tropical free-standing restaurants we are targeting average annual unit volumes of approximately $2.2 million by the end of the second operating year although results may vary from this target depending on restaurant penetration, brand awareness and media spend in the market, and the location of the restaurant. We are targeting a total cash investment for our new company-owned Pollo Tropical restaurant prototype, excluding costs incurred to lease or acquire land, of approximately $1.4 million to $2.0 million depending on the market and whether we construct a new building or convert an existing building. We target a cash-on-cash return at the end of the second operating year of such restaurants of approximately 25% or greater. For our new company-owned Taco Cabana restaurants we are targeting average annual unit volumes of approximately $1.9 million by the end of the second operating year. We are targeting a total cash investment for our Taco Cabana restaurant prototype, excluding costs incurred to lease or acquire land, of approximately $1.4 million to $1.8 million depending on whether we construct a new building or convert an existing building. We target a cash-on-cash return at the end of the second operating year of such restaurants of approximately 20% or greater.
Increase Comparable Restaurant Sales. We intend to continue to increase comparable restaurant sales by attracting new customers and increasing guest frequency through the following strategies:

•
Focus on consistency of operations and food quality: We believe the quality, consistency and accuracy of our operations result in an enjoyable guest experience, which drives guest frequency. We will continue to refine our menu offerings, supply chain and food preparation processes to ensure high quality, freshness and consistency of our food which we believe are critical components to the continued success of our brands.

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

•
Focus on effective advertising to highlight our everyday value proposition: We plan to continue to refine our advertising and media strategy to continue to reinforce the key attributes of our brands which include high quality, freshly-prepared food, an enhanced guest experience and everyday value. We have experienced success emphasizing the attractive price points of our menu items and believe the reconfiguration of our indoor/outdoor menu boards will continue to drive average check and product mix. Additionally, we revamped our Pollo Tropical and Taco Cabana websites as part of our initiative to elevate our brand positioning across all guest touch points and seek to leverage social media marketing. Through our websites, we now provide guests with the opportunity to sign up for our respective eClubs to stay informed regarding product and promotional launches.

•
Continue our brand elevation and reimage program: We believe that our elevated brand position continues to resonate with guests by enhancing the quality of the guest experience at our restaurants by aligning our image and service with our high quality food offerings. We continue to implement restaurant enhancement initiatives to elevate the dining experience at our Pollo Tropical and Taco Cabana restaurants in select markets. We believe these enhancements improve our brands’ positioning in the fast-casual segment while appealing to a broader demographic. Our restaurant enhancements create an updated, contemporary look that we believe is more relevant to today’s consumers and include changes to both the interior and exterior of our restaurants with the addition of new tables and chairs, upgraded salsa bars and the addition of photos and murals to create a more inviting feel and highlight our fresh ingredients. Our new Pollo Tropical and Taco Cabana enhanced store models also feature modified table service, Wi-Fi and new menu items, as well as hand-held menus and real plates and silverware in certain locations. We believe our elevated Pollo Tropical and Taco Cabana restaurants continue to differentiate us from our competitors. Additionally, we plan to continue our restaurant reimaging efforts as we refresh and upgrade our entire system. As of December 28, 2014, over 85% of planned Taco Cabana renovations have been completed, with the remaining renovations to be completed in the first half of 2015. We also plan to reimage select Pollo Tropical restaurants beginning with the Orlando, Florida market in 2015, which we believe will further differentiate our Pollo Tropical brand with a more Caribbean-inspired look.

Improve Profitability and Optimize Our Infrastructure. Through new restaurant development, growing comparable restaurant sales and growing franchise revenues, we believe we will increase our Adjusted EBITDA. However, because our company-owned restaurants in new markets have lower sales than our company-owned restaurants in markets that have achieved media efficiency and we need to build regional support structures in advance of new company-owned restaurant openings, our Adjusted EBITDA margins could be impacted as we open new company-owned restaurants in new markets. We also believe that our large restaurant base, skilled management team, operating systems and training and development programs support our strategy of enhancing operating efficiencies for our existing restaurants while concurrently growing our restaurant base. We continue to focus on maximizing cost efficiencies, including optimizing our labor model and supply chain initiatives. In addition, as we continue to grow our restaurant base we believe that we will be able to further leverage our size to realize certain benefits from economies of scale.
Franchise Our Pollo Tropical Restaurants Domestically and Internationally and Expand Our Domestic Non-Traditional Licensing for Pollo Tropical and Taco Cabana. We believe that there are a number of domestic markets with the appropriate demographics and consumer preferences to support strategic franchising of the Pollo Tropical brand. We believe there will be franchising opportunities to expand the Pollo Tropical brand footprint in new and existing markets within the United States, and we continue to consider opportunities in the United States for traditional franchising as a longer-term growth opportunity. We intend to be selective with our franchise partners to ensure that our growth is aligned with our overall business objectives.
In addition to traditional franchising, we also believe that there are opportunities in the United States for licensing both the Pollo Tropical and Taco Cabana brands to concessionaires operating in non-traditional venues such as college campuses, airports, hospitals, and sports arenas located in markets where we already have a presence. We currently have five licensed locations on college campuses in the United States, and we have commitments for additional non-traditional locations for both the Pollo Tropical and Taco Cabana brands.
Internationally, our franchisees are currently operating Pollo Tropical restaurants in The Bahamas, Dominican Republic, Ecuador, Guatemala, Honduras, Panama, Puerto Rico, Trinidad & Tobago and Venezuela. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing international franchised markets. Since restaurant development in foreign jurisdictions requires certain local knowledge and expertise that we do not necessarily possess, we utilize franchisees for expansion in international markets. This permits us to leverage the local knowledge and expertise of our franchisees, and it also provides a lower cost method of penetrating foreign markets.

Restaurant Operating Data
Selected restaurant operating data for our two restaurant concepts is as follows:

	Year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands) (1)	$2,720	$2,666	$2,538
Average sales transaction	$10.26	$10.03	$9.68
Drive-through sales as a percentage of total sales	45.3%	44.7%	45.0%
Day-part sales percentages:
Lunch	46.5%	46.6%	46.6%
Dinner and late night	53.5%	53.4%	53.4%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands) (1)	$1,831	$1,783	$1,768
Average sales transaction	$8.75	$8.50	$8.36
Drive-through sales as a percentage of total sales	53.9%	52.8%	52.6%
Day-part sales percentages:
Breakfast	19.8%	18.8%	18.1%
Lunch	22.5%	22.6%	22.7%
Dinner	25.8%	26.1%	26.3%
Late night (9pm to midnight)	12.4%	12.6%	12.8%
Afternoon (2pm to 5pm)	12.5%	12.4%	12.2%
Overnight (midnight to 6am)	7.0%	7.5%	7.9%
(1) Average annual sales for company-owned restaurants are derived by dividing restaurant sales for such year for the applicable segment by the average number of company-owned restaurants for the applicable segment for such year.
Restaurant Site Selection and Capital Costs
We believe that the location of our restaurants is a critical component of each restaurant’s success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management team determines the acceptability of all new sites, based upon analyses prepared by our real estate, financial and operations professionals as well as a third party vendor that employs proprietary location research technology and performs site evaluations on our behalf. Historically, this process has resulted in either acquisition of the land or entering into a long-term lease for the land, in either case followed by construction of the building using cash generated from our operations or with borrowings under our senior credit facility. If we acquire the land, we may consider seeking to include the land and building in a sale and leaseback arrangement as a form of financing in order to reinvest the proceeds in additional restaurants.
The following table includes the historical initial interior cost (including equipment, seating, signage and other interior costs) of a typical new or converted free-standing restaurant, as well as the historical exterior cost (including building and site improvements) and land if acquired.

	Pollo Tropical	Taco Cabana
Interior costs and signage	$650,000 to $750,000	$475,000 to $525,000
Exterior costs	$0.8 million to $1.3 million	$1.1 million to $1.2 million
Land	$0.9 million to $1.4 million	$1.0 million to $1.3 million
The cost of securing real estate and building and equipping new restaurants can vary significantly and depends on a number of factors, including the local economic conditions, geographic considerations and the characteristics of a particular site. Accordingly, the cost of opening new restaurants in the future may differ substantially from the historical cost of restaurants previously opened.

Seasonality
Our business is moderately seasonal due to regional weather conditions. Sales from our Pollo Tropical restaurants (primarily located in south and central Florida) are generally higher during the winter months than during the summer months. Sales from our Taco Cabana restaurants (located in primarily in Texas) are generally higher during the summer months than during the winter months. Accordingly, we believe this seasonal impact is not material to our business as a whole because of the offsetting seasonality of our concepts.
Restaurant Locations
As of December 28, 2014, we owned and operated 124 Pollo Tropical restaurants, of which 107 were located in Florida, ten were located in Texas, five were located in Georgia and two were located in Tennessee. In addition we franchised 37 Pollo Tropical restaurants as of December 28, 2014, comprised of 17 in Puerto Rico, one in Ecuador, one in Honduras, one in the Bahamas, two in Trinidad & Tobago, two in Venezuela, five in Panama, one in the Dominican Republic, two in Guatemala, and five on college campuses in Florida.
As of December 28, 2014, we owned and operated 167 Taco Cabana restaurants, of which 162 were located in Texas, three were located in Oklahoma and, under the elevated non-24 hour Taco Cabana format, Cabana Grill, one was located in Georgia and one was located in Florida. In addition, as of December 28, 2014, we franchised four Taco Cabana restaurants in New Mexico and licensed three non-traditional locations in Texas.
Operations
Management Structure
We conduct substantially all of our marketing and operations support functions from our Pollo Tropical division headquarters in Miami, Florida, and our Taco Cabana division headquarters in San Antonio, Texas. The management structure for Pollo Tropical consists of our Chief Operating Officer, Daniel Meisenheimer, who has over 25 years of experience in the restaurant industry, and a Vice President of Operations supported by four Regional Directors, a Senior District Manager, 18 District Managers and four Assistant District Managers. The management structure of Taco Cabana consists of our Chief Operating Officer, Todd Coerver, who has over 20 years of restaurant industry experience, and a Vice President of Operations supported by two Regional Directors, three Senior District Managers and 25 District Managers. The two Chief Operating Officers report to our Chief Executive Officer and President, and are supported by a number of divisional and corporate executives with responsibility for operations, marketing, product development, purchasing, real estate and finance. For each of our brands, a district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants. Regional directors, district managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are supervised by a salaried manager and two or three salaried assistant managers.
Our executive management functions are primarily conducted from our corporate headquarters in Addison, Texas. Our management team is led by Timothy P. Taft, who serves as our Chief Executive Officer and President. Lynn Schweinfurth serves as our Chief Financial Officer, Joseph A. Zirkman serves as the Senior Vice President, General Counsel and Secretary, John Todd serves as our Chief Development Officer and Joseph W. Brink serves as our Vice President, Supply Chain Management.
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
Advertising and Promotion
We believe Pollo Tropical and Taco Cabana are among the most highly recognized fast-casual restaurant brands in their respective primary markets of Florida and Texas. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing, social media marketing and web-based and other strategies, including the use of radio and television advertising and limited-time offer menu item promotions. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical’s advertising expenditures were 2.5% in 2014, 2.2% in 2013 and 2.5% in 2012. As a percentage of Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 3.9% in 2014, 3.9% in 2013 and 4.0% in 2012.
Suppliers and Distributors
For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Food and supplies for both brands are ordered from approved suppliers and are shipped via distributors to the restaurants. Both brands are responsible for monitoring quality control and supervision of these suppliers and conducting inspections to observe the preparation and insure the quality of products purchased.
For both our Pollo Tropical and Taco Cabana restaurants, we have long-term service agreements with our primary distributors of food and paper products. We negotiate directly with local and national suppliers for the purchase of food and beverage products and supplies. Our restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. In 2014, we consolidated all of our food distribution with Performance Food Group, Inc., which is now our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 26, 2019, while Kelly Food Service is our primary distributor for chicken for our Pollo Tropical locations in the Southeast under an agreement that expires on December 31, 2017. We also currently rely on five suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2015.
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
Trademarks
We believe that our trade names and logos for our brands are important to our success. We have registered the principal Pollo Tropical, Taco Cabana and Cabana Grill logos and designs with the U.S. Patent and Trademark Office on the Principal Register as a service mark for our restaurant services. We also have secured or have applied for state and federal registrations for several other advertising or promotional marks, including variations of the Pollo Tropical, Taco Cabana and Cabana Grill principal marks as well as those related to our core menu offerings. In connection with our current and potential international franchising activities, we have applied for or been granted registrations in foreign countries of the Pollo Tropical and Taco Cabana principal marks and several other marks. Although our policy is to protect and defend vigorously our rights to intellectual property, we may not be able to adequately protect our intellectual property, which could hurt the value of our brand and adversely affect our business. In certain foreign countries, we have been involved in trademark opposition proceedings to defend our rights to register certain trademarks. In that regard, we have discovered that an individual unaffiliated with us has registered, without our knowledge, authorization or consent, a trademark in Spain and the European Community for a name and logo virtually identical to the Pollo Tropical name and logo. We have pursued various legal actions to invalidate this individual's rights to our marks, and although we have not been successful to date, we intend to continue to pursue all necessary legal action to invalidate these rights or otherwise protect our marks. Although we believe we will ultimately be successful, there can be no assurance in this regard.
Other than the Pollo Tropical, Taco Cabana, and Cabana Grill trademarks and the logo and trademark of Fiesta Restaurant Group (including Internet domain names and addresses) and proprietary rights relating to certain of our core menu offerings, we have no proprietary intellectual property.
Government Regulation
Various federal, state and local laws affect our business, including various health, sanitation, fire and safety standards. Restaurants to be constructed or reimaged are subject to state and local building code and zoning requirements. In connection with the development and reimaging of our restaurants, we may incur costs to meet certain federal, state and local regulations, including regulations promulgated under the Americans with Disabilities Act.
We are subject to the federal Fair Labor Standards Act and various other federal and state laws governing such matters as:

•	minimum wage and other compensation requirements;

•	health care;

•	insurance and workers' compensation rules;

•	anti-discrimination laws;

•	requirements to provide meal and rest periods or other benefits;

•	family leave requirements;

•	unemployment compensation;

•	requirements regarding working conditions and accommodation for certain employees; and

•	citizenship requirements.
A significant number of our food service personnel are paid at rates related to the federal, and where applicable, state minimum wage and, accordingly, increases in the minimum wage have increased and in the future will increase wage rates at our restaurants.
Certain provisions of the comprehensive federal health care reform law enacted in 2010 became effective in 2015. We believe that a combination of labor management, cost management and menu price increases can offset all of the potential increased costs associated with these regulations for 2015.
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

Taco Cabana and Pollo Tropical are subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each restaurant location that sells alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant’s records and procedures. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our Taco Cabana restaurants and certain of our Pollo Tropical restaurants, including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing.
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
We believe that:

•	product quality and taste;

•	brand differentiation and recognition;

•	convenience of location;

•	speed of service;

•	menu variety;

•	price; and

•	ambiance
are among the most important competitive factors in the fast-casual restaurant segment and that our two concepts effectively compete in that category.
Pollo Tropical’s competitors include national and regional chicken-based concepts, as well as other types of quick-service and fast-casual restaurants.
Taco Cabana’s restaurants, although part of the fast-casual segment of the restaurant industry, compete with quick-service restaurants, including those in the quick-service Mexican segment, other fast-casual restaurants and traditional casual dining Mexican restaurants.
Employees
As of December 28, 2014, we employed approximately 10,600 persons, of which approximately 190 were administrative personnel and approximately 10,410 were restaurant operations and other supervisory personnel. None of our employees are covered by collective bargaining agreements. We believe that overall relations with our employees are good.
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
Pollo Tropical's competitors include national and regional chicken-based concepts as well as other types of quick-service and fast-casual restaurants. Our Taco Cabana restaurants compete with quick-service restaurants, including those in the quick-service Mexican segment, other fast-casual restaurants and traditional casual dining Mexican restaurants.
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
The fast-casual restaurant segment is highly competitive and can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices and utility costs;

•	consumer concerns about health, diet and nutrition;

•	increases in the number of, and particular locations of, competing restaurants;

•	changes in discretionary consumer spending;

•	inflation;

•	increases in the cost of commodities, such as beef, chicken and produce as well as the cost of paper goods and packaging;

•	increased labor costs, including unemployment insurance, minimum wage requirements, and increases in the cost of providing healthcare, including the impact of the Affordable Care Act;

•	costs related to remaining competitive and current with regard to new technologies in our restaurants such as on-line ordering and credit card security;

•	the availability of experienced management and hourly-paid employees; and

•	regional weather conditions.
 Our continued growth depends on our ability to open and operate new restaurants profitably, which in turn depends on our continued access to capital, and newly developed restaurants may not perform as we expect and we cannot assure you that our growth and development plans will be achieved.
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
We cannot assure you that our growth and development plans can be achieved. Our long-term development plans will require additional management, operational and financial resources. For example, we will be required to recruit managers and other personnel for each new restaurant. We cannot assure you that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, may depend on our continued access to external financing, including borrowing under our senior secured revolving credit facility, which we refer to as the "senior credit facility". We cannot assure you that we will have access to the capital we need at acceptable terms or at all, which could materially adversely affect our business. In addition, our need to manage our indebtedness levels to ensure continued compliance with financial leverage ratio covenants under our senior credit facility may reduce our ability to develop new restaurants.
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
Some of our new restaurants are and will be located in areas where there is a limited or a lack of market awareness of the Pollo Tropical, Taco Cabana or Cabana Grill brand and therefore it may be more challenging for us to attract guests to our restaurants. Restaurants opened in new markets where we have not reached media efficiency may open at lower sales volumes than restaurants opened in existing media-efficient markets, and may have lower restaurant-level operating margins than in existing markets. Sales at restaurants opened in new markets that are not yet media efficient may take longer to reach average restaurant volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment and other lease charges. Opening new restaurants in areas in which potential guests may not be familiar with our restaurants may include costs related to the opening and marketing of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer guests than our more established restaurants in existing markets.
We could be adversely affected by food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.
Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants, restaurants operated by our franchisees or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or by specific events such as the outbreak of “mad cow” disease or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.
In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our restaurants. Food-borne illness or food tampering incidents could be caused by guests, employees, food suppliers or distributors and, therefore, could be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our business.
We may incur significant liability or reputational harm if claims are brought against us or against our franchisees.
We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered on our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick-service restaurants, alleging that they have failed to disclose the health risks associated with high-fat or high sodium foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.
Our franchisees could take actions that harm our reputation.
As of December 28, 2014, a total of 44 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. We expect our number of franchised restaurants to increase in the future as a result of our franchising strategy for Pollo Tropical and our strategy of expanding domestic non-traditional licensing for both Pollo Tropical and Taco Cabana. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the availability of certain food products or price could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation. In 2014, higher commodity costs increased cost of sales for our Pollo Tropical restaurants by 0.2%, as a percentage of Pollo Tropical restaurant sales. Higher commodity costs also increased cost of sales in 2014 for our Taco Cabana restaurants by 0.9%, as a percentage of Taco Cabana restaurant sales. We anticipate that overall commodity costs will increase in 2015 as compared to 2014, in particular related to the specific type and size of chicken utilized by our Pollo Tropical restaurants. However, we believe commodity price increases in 2015 will be mitigated through menu price increases and other initiatives, although there can be no assurance in such regard. The type, variety, quality and price of produce, beef, poultry, cheese and other commodities can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, including higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we utilize purchasing contracts of up to a year to lock in the prices for a material portion of the food commodities used in our restaurants, some of the commodities used in our operations cannot be locked in for periods of longer than one month. Currently, we have contracts of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry and beef. We do not use financial instruments to hedge our risk against market fluctuations in the price of commodities at this time. We may not be able to anticipate and react to changing food costs (including anticipated increases in food costs in 2015) through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.
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
We negotiate directly with local and national suppliers for the purchase of food and beverage products and supplies. Our restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. In 2014, we consolidated all of our food distribution with Performance Food Group, Inc., which is now our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 26, 2019, while Kelly Food Service is our primary distributor for chicken for our Pollo Tropical locations in the Southeast under an agreement that expires on December 31, 2017. We also currently rely on five suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2015. If our distributors or suppliers were unable to service us, this could lead to a material disruption of service or supply until a new distributor or supplier is engaged, which could have a material adverse effect on our business.
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
If our competitors increase spending on advertising and promotions, or the cost of television or radio advertising increases, or our advertising and promotions are less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.
Our business is regional and we therefore face risks related to reliance on certain markets as well as risks for other unforeseen events.
As of December 28, 2014, excluding our franchised locations, all but seven of our Pollo Tropical restaurants were located in Florida and Texas and all but five of our Taco Cabana restaurants were located in Texas. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida and Texas, the tourism industry affecting Florida and other unforeseen events, including war, terrorism and other international conflicts may have a material impact on the success of our restaurants in those locations.
Many of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our Florida and certain of our Texas restaurants are susceptible to hurricanes and other severe tropical weather events, and in the past, a number of our Taco Cabana restaurants have been periodically affected by severe winter weather.
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
Under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, changes that became effective in 2014, and the employer mandate and employer penalties that become effective in 2015, may increase our labor costs significantly. While changes in the law for 2014, including the imposition of a penalty on individuals who do not obtain health care coverage, have not resulted in significant numbers of additional employees electing to participate in our health care plans, there can be no assurance that this will not change in the future which may increase our health care costs. It is also possible that making changes or failing to make changes in the health care plans we offer will make us less attractive to our current or potential employees. The costs and other effects of these new health care requirements on future periods cannot be determined with certainty and could have a material adverse effect on our results of operations.
Security breaches of confidential guest information in connection with our electronic processing of credit and debit card transactions or security breaches of confidential employee information may adversely affect our business.
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
We also collect and maintain personal information about our employees and customers as part of some of our marketing programs. The collection and use of such information is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding. We also rely increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If the security and information systems of our outsourced third party providers we use to store or process such information are compromised or if we or such third parties otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties, which could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected, which could impair our sales or ability to attract and keep qualified employees.
Our indebtedness could adversely affect our financial condition.
As of December 28, 2014, we had $69.0 million of outstanding indebtedness comprised of $66.0 million of revolving credit borrowings under our senior credit facility, lease financing obligations of $1.7 million and capital lease obligations of $1.3 million.
As a result of our indebtedness, a portion of our cash flow will be required to make payments on our outstanding indebtedness. In addition, to the extent we significantly increase our borrowings and interest rates increase under our senior credit facility, we may not generate sufficient cash flow from operations to enable us to both repay our indebtedness and fund our other liquidity needs.
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
We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior credit facility, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our senior credit facility, may limit our ability to pursue any of these alternatives.
Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur additional debt in the future. Although our senior credit facility contains restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our senior credit facility contains restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.
Our senior credit facility restricts our ability to engage in some business and financial transactions.
Our senior credit facility restricts our ability in certain circumstances to, among other things:

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
If one of our employees sells alcoholic beverages to an intoxicated patron, we may be liable to third parties for the acts of the patron.
We serve alcoholic beverages at our Taco Cabana restaurants and at some of our Pollo Tropical restaurant locations and are subject to the “dram-shop” statutes of the jurisdictions in which we serve alcoholic beverages. “Dram-shop” statutes generally provide that serving alcohol to an intoxicated patron is a violation of the law.
In most jurisdictions, if one of our employees sells alcoholic beverages to an intoxicated patron we may be liable to third parties for the acts of the patron. We cannot guarantee that those patrons will not be served or that we will not be subject to liability for their acts. Our liquor liability insurance coverage may not be adequate to cover any potential liability and insurance may not continue to be available on commercially acceptable terms or at all, or we may face increased deductibles on such insurance. A significant dram-shop claim or claims could have a material adverse effect on us as a result of the costs of defending against such claims; paying deductibles and increased insurance premium amounts; implementing improved training and heightened control procedures for our employees; and paying any damages or settlements on such claims.
If one of our employees sells alcoholic beverages to a minor patron, we may be liable for significant fines or penalties including the suspension or loss of our liquor license.
We are subject to statutes of the jurisdictions in which we serve alcoholic beverages which prohibit us from selling or serving alcohol to minor patrons. These statutes generally provide that serving or selling alcohol to minors is a violation of the law, and will result in fines and other penalties including the suspension or loss of our license to sell alcohol in the future. If we were to incur a significant number of sale to minor violations the fines or penalties could have a material adverse effect on us.
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
We do not expect to pay any cash dividends for the foreseeable future, and our senior credit facility limits our ability to pay dividends to our stockholders.
We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. Our senior credit facility limits, and the debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 28, 2014, we owned or leased the following operating restaurant properties:

	Owned	Leased (1)	Total (2)
Restaurants:
Pollo Tropical	6	118	124
Taco Cabana	9	158	167
Total operating restaurants	15	276	291

(1)	Includes twelve restaurants located in in-line or storefront locations.

(2)
Excludes restaurants operated by our Pollo Tropical and Taco Cabana franchisees. In addition, as of December 28, 2014, we had eleven restaurants under development and six properties leased to third parties.

As of December 28, 2014, we leased 95% of our Pollo Tropical restaurants and 95% of our Taco Cabana restaurants. We typically enter into leases (including renewal options) ranging from 35 to 45 years. The average remaining term for all leases, including options, was approximately 26 years as of December 28, 2014. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
ITEM 3. LEGAL PROCEEDINGS
On September 29, 2014, Daisy, Inc. ("Daisy"), an automotive repair shop in Cape Coral, Florida, filed a putative class action suit against Fiesta Restaurant Group, Inc. in the United States District Court for the Middle District of Florida. The suit claims that Fiesta allegedly engaged in unlawful activity in violation of the Telephone Consumer Protection Act, § 227 et seq. (the "TCPA"). Daisy alleges that it received three unlawful faxes and does not identify any other purported class members. Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiff Daisy seeks statutory damages, damages for willful violations, attorneys' fees, costs and injunctive relief, and to certify a class. Neither the Complaint nor any other pleading quantifies Daisy's or the putative class' damages or provides greater specificity as to the size and nature of the purported class. While we are vigorously defending against any liability, there can be no assurance that we will be successful in our defense or that a negative outcome would not have a material adverse effect on us. The amount of any loss related to this matter cannot be reasonably estimated at this time. Fiesta does not have insurance coverage for this claim.
We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Select Market under the symbol “FRGI”. The common stock has been quoted on The NASDAQ Global Select Market since May 8, 2012. On February 12, 2015, there were 26,782,996 shares of our common stock outstanding held by 661 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency. The closing price of our common stock on February 12, 2015 was $62.13.
The following table presents the range of high and low closing prices of our common stock for the periods indicated, as reported by The NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Year Ended December 28, 2014
First Quarter	$52.62	$40.55
Second Quarter	$46.31	$36.31
Third Quarter	$51.49	$42.16
Fourth Quarter	$62.85	$48.95

Year Ended December 29, 2013
First Quarter	$26.92	$15.32
Second Quarter	$37.69	$23.59
Third Quarter	$37.56	$30.87
Fourth Quarter	$51.62	$36.71
Dividends
We did not pay any cash dividends during 2014 or 2013. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds to fund the development and growth of our business. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends and distributions to us from our subsidiaries. Our senior credit facility limits, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
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
The initial trading price of our common stock on May 8, 2012 was $11.10 and the closing price of our common stock on December 26, 2014, the last trading day before our fiscal year end date of December 28, 2014, was $58.32. The following graph is based upon the closing price of our common stock from May 8, 2012 through December 31, 2014.

Total Cumulative Shareholder Returns

	05/08/2012	06/30/2012	12/31/2012	06/30/2013	12/31/2013	06/30/2014	12/31/2014
Fiesta Restaurant Group, Inc .	$100.00	$115.04	$133.22	$298.75	$454.26	$403.57	$528.70
NASDAQ Composite	$100.00	$98.12	$99.25	$114.40	$141.95	$150.28	$161.52
S&P Small Cap 600 Restaurants	$100.00	$104.27	$107.07	$140.43	$172.57	$175.60	$218.74
The graph and table above provide the cumulative change of $100.00 invested on May 8, 2012, including reinvestment of dividends, if applicable, for the periods indicated.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the years ended December 28, 2014, December 29, 2013, December 30, 2012, January 1, 2012 and January 2, 2011. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of December 28, 2014 and December 29, 2013 and for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 28, 2014, December 29, 2013, December 30, 2012, January 1, 2012 and January 2, 2011 each contained 52 weeks.

(Dollars in thousands, except share and per share data)	Year ended
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
Statement of operations data:
Revenues:
Restaurant sales	$608,540	$548,980	$507,351	$473,249	$437,538
Franchise royalty revenues and fees	2,603	2,357	2,375	1,719	1,533
Total revenues	611,143	551,337	509,726	474,968	439,071
Costs and expenses:
Cost of sales	192,250	176,123	163,514	152,711	135,236
Restaurant wages and related expenses (including stock-based compensation expense of $71, $2, $11, $18 and $28, respectively)	155,140	143,392	136,265	129,083	122,519
Restaurant rent expense	29,645	26,849	21,595	16,841	16,620
Other restaurant operating expenses	78,921	69,021	63,813	61,398	59,680
Advertising expense	19,493	17,138	16,791	16,082	15,214
General and administrative (including stock-based compensation expense of $3,426, $2,296, $2,025, $1,690 and $974, respectively)	49,414	48,521	43,870	37,459	32,865
Depreciation and amortization	23,047	20,375	18,278	19,537	19,075
Pre-opening costs	4,061	2,767	1,673	750	543
Impairment and other lease charges	363	199	7,039	2,744	6,614
Other (income) expense (1)	(558)	(554)	(92)	146	—
Total operating expenses	551,776	503,831	472,746	436,751	408,366
Income from operations	59,367	47,506	36,980	38,217	30,705
Interest expense	2,228	18,043	24,424	24,041	19,898
Loss on extinguishment of debt (2)	—	16,411	—	—	—
Income before income taxes	57,139	13,052	12,556	14,176	10,807
Provision for income taxes	20,963	3,795	4,289	4,635	3,764
Net income	$36,176	$9,257	$8,267	$9,541	$7,043

Per share data:
Basic net income per share (3)	$1.35	$0.39	$0.35	$0.41	$0.30
Diluted net income per share (3)	$1.35	$0.39	$0.35	$0.41	$0.30
Weighted average shares outstanding:
Basic weighted average shares outstanding (3)	26,293,714	23,271,431	22,890,018	23,161,822	23,161,822
Diluted weighted average shares outstanding (3)	26,296,049	23,271,431	22,890,018	23,161,822	23,161,822
Other financial data:
Net cash provided from operating activities	$64,106	$36,176	$37,975	$43,167	$32,529
Net cash used for investing activities	(66,658)	(34,067)	(32,718)	(15,082)	(21,380)
Net cash used for financing activities	(3,339)	(6,664)	(3,394)	(16,998)	(12,420)
Total capital expenditures	(74,079)	(47,025)	(40,996)	(22,865)	(23,398)

	Year ended
(Dollars in thousands)	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
Balance sheet data:
Total assets (4)	$357,956	$318,785	$303,729	$370,166	$357,886
Working capital	(11,318)	(5,162)	(10,321)	(9,064)	(8,453)
Long-term debt:
Due to former parent company	$—	$—	$—	$1,511	$138,756
8.875% Senior Secured Second Lien Notes (2)	—	—	200,000	200,000	—
Revolving credit facility	66,000	71,000	—	—	—
Lease financing obligations (4)	1,660	1,657	3,029	123,019	122,975
Capital leases	1,325	1,385	949	1,008	1,064
Total long-term debt	$68,985	$74,042	$203,978	$325,538	$262,795

Stockholders' equity (deficit)	$199,587	$158,306	$10,504	$(4,672)	$57,911
Operating statistics:
Consolidated:
Restaurant-Level Adjusted EBITDA (5)	$129,101	$113,692	$103,711	$96,402	$87,754
Restaurant-Level Adjusted EBITDA margin (5)	21.2%	20.7%	20.4%	20.4%	20.1%
Adjusted EBITDA (5)	85,716	69,824	64,241	62,352	57,396
Adjusted EBITDA margin (5)	14.0%	12.7%	12.6%	13.1%	13.1%
Total company-owned restaurants (at end of period)	291	267	251	249	246
Pollo Tropical:
Company-owned restaurants (at end of period)	124	102	91	91	91
Average number of company-owned restaurants	112.3	96.7	89.6	91	90.5
Revenues:
Restaurant sales	$305,404	$257,837	$227,428	$208,115	$186,045
Franchise royalty revenues and fees	2,072	1,865	1,915	1,410	1,248
Total revenues	307,476	259,702	229,343	209,525	187,293
Average annual sales per company-owned restaurant (6)	2,720	2,666	2,538	2,287	2,056
Restaurant-Level Adjusted EBITDA (5)	75,575	65,738	57,094	51,748	44,826
Restaurant-Level Adjusted EBITDA margin (5)	24.7%	25.5%	25.1%	24.9%	24.1%
Adjusted EBITDA (5)	52,721	43,738	38,592	35,567	30,062
Adjusted EBITDA margin (5)	17.1%	16.8%	16.8%	17.0%	16.1%
Change in comparable company-owned restaurant sales (7)	6.6%	5.9%	8.1%	9.9%	7.4%
Taco Cabana:
Company-owned restaurants (at end of period)	167	165	160	158	155
Average number of company-owned restaurants	165.6	163.3	158.3	156.9	155.6
Revenues:
Restaurant sales	$303,136	$291,143	$279,923	$265,134	$251,493
Franchise royalty revenues and fees	531	492	460	309	285
Total revenues	303,667	291,635	280,383	265,443	251,778
Average annual sales per company-owned restaurant (6)	1,831	1,783	1,768	1,690	1,616
Restaurant-Level Adjusted EBITDA (5)	53,526	47,954	46,617	44,654	42,928
Restaurant-Level Adjusted EBITDA margin (5)	17.7%	16.5%	16.7%	16.8%	17.1%
Adjusted EBITDA (5)	32,995	26,086	25,649	26,785	27,334
Adjusted EBITDA margin (5)	10.9%	8.9%	9.1%	10.1%	10.9%
Change in comparable company-owned restaurant sales (7)	3.3%	0.5%	4.7%	3.7%	0.3%

(1)
Other income for the year ended December 28, 2014 consisted primarily of a gain of $0.6 million from a condemnation award resulting from an eminent domain proceeding related to a location that closed in 2014. Other income for the year ended December 29, 2013 resulted primarily from a gain of $0.5 million from the sale of a non-operating Pollo Tropical restaurant property. Other income for the year ended December 30, 2012 also resulted from a gain of $0.1 million from the sale of a non-operating Pollo Tropical restaurant property. Other expense in the year ended January 1, 2012 resulted from a loss of $0.1 million from the sale of a Taco Cabana restaurant property in a sale-leaseback transaction.

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

(5)
Adjusted EBITDA is defined as earnings before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA for each of our Pollo Tropical and Taco Cabana segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal, supply chain, development and other administrative functions. Adjusted EBITDA margin is derived by dividing Adjusted EBITDA by total revenues.

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

A reconciliation of Restaurant-Level Adjusted EBITDA and Adjusted EBITDA to consolidated net income is presented below:

	Year ended
(Dollars in thousands)	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
Restaurant-Level Adjusted EBITDA:
Pollo Tropical	$75,575	$65,738	$57,094	$51,748	$44,826
Taco Cabana	53,526	47,954	46,617	44,654	42,928
Consolidated	129,101	113,692	103,711	96,402	87,754
Add:
Franchise royalty revenue and fees	2,603	2,357	2,375	1,719	1,533
Less:
General and administrative (excluding stock-based compensation expense of $3,426, $2,296, $2,025, $1,690 and $974 respectively)	45,988	46,225	41,845	35,769	31,891
Adjusted EBITDA:
Pollo Tropical	$52,721	$43,738	$38,592	$35,567	$30,062
Taco Cabana	32,995	26,086	25,649	26,785	27,334
Consolidated	85,716	69,824	64,241	62,352	57,396
Less:
Depreciation and amortization	23,047	20,375	18,278	19,537	19,075
Impairment and other lease charges	363	199	7,039	2,744	6,614
Interest expense	2,228	18,043	24,424	24,041	19,898
Loss on extinguishment of debt	—	16,411	—	—	—
Provision for income taxes	20,963	3,795	4,289	4,635	3,764
Stock-based compensation expense	3,497	2,298	2,036	1,708	1,002
Other (income) expense	(558)	(554)	(92)	146	—
Net income	$36,176	$9,257	$8,267	$9,541	$7,043

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of financial condition and results of operations ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying financial statement notes. Any reference to restaurants refers to company-owned restaurants unless otherwise indicated.
On May 7, 2012, Carrols Restaurant Group, Inc. ("Carrols") completed the Spin-off of Fiesta into an independent public company, through the distribution of all of the outstanding shares of Fiesta Restaurant Group's common stock to the stockholders of Carrols ("the Spin-off"). As a result of the Spin-off, we became an independent public company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 each contained 52 weeks. The fiscal year ending January 3, 2016 will contain 53 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 25 years and 35 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of December 28, 2014, our company-owned restaurants included 124 Pollo Tropical restaurants and 167 Taco Cabana restaurants (including two restaurants under the Cabana Grill® logo, which is an elevated, non-24 hour format for Taco Cabana which we are currently testing outside of Texas).
We franchise our Pollo Tropical restaurants primarily internationally and as of December 28, 2014, we had 37 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Panama, the Dominican Republic, Guatemala, and on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets, and we have commitments for additional non-traditional locations in U.S. markets in which we currently operate.
As of December 28, 2014, we had four Taco Cabana franchised restaurants located in New Mexico and three non-traditional Taco Cabana licensed locations in Texas.
Events Affecting our Results of Operations
Refinancing, Repurchase and Redemption of Outstanding Indebtedness
On November 12, 2013, we commenced a tender offer and consent solicitation for all of our outstanding $200.0 million aggregate principal amount of 8.875% Senior Secured Second Lien Notes due 2016 (the "Notes"). The principal amount of Notes repurchased in the tender offer totaled $122.7 million.
On November 20, 2013, we sold 3,078,336 shares of Fiesta's common stock in an underwritten public offering at a price of $46.00 per share (excluding underwriting discounts and commissions). The aggregate net proceeds to us from the offering were approximately $135.3 million, reflecting gross proceeds of $141.6 million, net of underwriting fees of approximately $5.7 million and other offering costs of approximately $0.7 million.
On December 11, 2013, we irrevocably called for redemption the remaining $77.3 million principal amount of Notes that were not validly tendered and accepted for payment in the tender offer.
Also on December 11, 2013, we terminated our former senior secured revolving credit facility, which we refer to as our “former senior credit facility”, and entered into a new senior secured revolving credit facility, which we refer to as our "senior credit facility". The senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. On December 28, 2014, there was $66.0 million of outstanding borrowings under our senior credit facility.
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
Interest expense decreased $15.8 million in the twelve months ended December 28, 2014 as a result of the refinancing, repurchase and redemption of our Notes, net of capitalized interest.
Lease Financing Obligations
For certain of our sale-leaseback transactions, Carrols has guaranteed the lease payments on an unsecured basis or is the primary lessee on the leases. Prior to the Spin-off, Accounting Standards Codification 840-40 “Sale-Leaseback Transactions” required us to classify these leases as lease financing transactions because the guarantee from a related party constituted continuing involvement and caused the sale to not qualify for sale-leaseback accounting. These leases qualified for sale-leaseback accounting upon the Spin-off due to the cure or elimination of certain provisions that previously precluded sale-leaseback accounting (and the treatment of such leases as operating leases) in our consolidated financial statements, primarily the guarantees from Carrols . As a result of the qualification for sale-leaseback accounting during the second quarter of 2012 due to the Spin-off, such leases were treated as operating leases and we removed the associated lease financing obligations, property and equipment, and deferred financing costs from our balance sheet, and recognized deferred gains on sale-leaseback transactions related to the qualification of $32.1 million that is being amortized as a reduction of rent expense over the individual remaining lease terms. As a result of the qualification of these leases and the purchase of five additional properties previously accounted for as lease financing obligations, restaurant rent expense was $2.8 million higher, depreciation expense was $0.7 million lower and interest expense was $3.9 million lower in 2013 compared to the same period in 2012.
Executive Summary-Consolidated Operating Performance for the Year Ended December 28, 2014
Our fiscal year 2014 results and highlights include the following:

•
Net income increased $26.9 million to $36.2 million in 2014, or $1.35 per diluted share, compared to net income of $9.3 million, or $0.39 per diluted share, primarily due to the net impact of the growth in revenues discussed below, the decrease in interest expense as a result of the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our senior credit facility, and the loss on extinguishment of debt in 2013.

•
Total revenues increased 10.8% in 2014 to $611.1 million from $551.3 million in 2013, driven primarily by an increase in the number of company-owned restaurants and an increase in comparable restaurant sales of 6.6% for our Pollo Tropical restaurants and 3.3% for our Taco Cabana restaurants. The growth in comparable restaurant sales resulted primarily from an increase in average check of 2.0% at Pollo Tropical and 3.2% at Taco Cabana and an increase in transactions of 4.6% at Pollo Tropical and 0.1% at Taco Cabana.

•	During 2014, we opened 22 new company-owned Pollo Tropical restaurants and four new company-owned Taco Cabana restaurants and permanently closed two company-owned Taco Cabana restaurants.

Results of Operations
The following table sets forth, for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 28, 2014	December 29, 2013	December 30, 2012	December 28, 2014	December 29, 2013	December 30, 2012
	Pollo Tropical			Taco Cabana			Consolidated
Restaurant sales:
Pollo Tropical							50.19%	46.97%	44.8%
Taco Cabana							49.81%	53.03%	55.2%
Consolidated restaurant sales							100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.9%	33.2%	33.1%	30.3%	31.1%	31.5%	31.6%	32.1%	32.2%
Restaurant wages and related expenses	22.1%	22.5%	23.6%	28.9%	29.4%	29.5%	25.5%	26.1%	26.9%
Restaurant rent expense	4.1%	3.9%	3.4%	5.7%	5.7%	5.0%	4.9%	4.9%	4.3%
Other restaurant operating expenses	12.6%	11.9%	11.8%	13.4%	13.1%	13.2%	13.0%	12.6%	12.6%
Advertising expense	2.5%	2.2%	2.5%	3.9%	3.9%	4.0%	3.2%	3.1%	3.3%
Pre-opening costs	1.1%	0.8%	0.5%	0.2%	0.2%	0.2%	0.7%	0.5%	0.3%
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants in each fiscal year:

	2014			2013			2012
	Owned	Franchised	Total	Owned	Franchised	Total	Owned		Franchised	Total
Pollo Tropical:
Beginning of year	102	39	141	91	35	126	91		31	122
New	22	5	27	12	7	19	5		5	10
Closed	—	(7)	(7)	(1)	(3)	(4)	(5)		(1)	(6)
End of year	124	37	161	102	39	141	91		35	126

Taco Cabana:
Beginning of year	165	7	172	160	8	168	158	—	5	163
New	4	—	4	6	—	6	5		1	6
Sold to franchisee	—	—	—	—	—	—	(2)		2	—
Closed	(2)	—	(2)	(1)	(1)	(2)	(1)		—	(1)
End of year	167	7	174	165	7	172	160		8	168
Consolidated Revenues. Revenues include restaurant sales, which consist of food and beverage sales, net of discounts, at our company-owned restaurants, and franchise royalty revenues and fees, which represent ongoing royalty payments that are determined based on a percentage of franchisee sales, franchise fees associated with new restaurant openings, and development fees associated with the opening of new franchised restaurants in a given market. Restaurant sales are influenced by new restaurant openings, closures of restaurants and changes in comparable restaurant sales.

Total revenues increased 10.8% to $611.1 million in 2014 from $551.3 million in 2013, while the 2013 revenues represent an increase of 8.2% from $509.7 million in 2012. Restaurant sales also increased 10.8% to $608.5 million in 2014 from $549.0 million in 2013, which represents an increase of 8.2% from $507.4 million in 2012. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana (in millions):

	2014 vs. 2013	2013 vs. 2012
Pollo Tropical:
Increase in comparable restaurant sales	$16.2	$12.8
Incremental sales related to new restaurants, net of closed restaurants	31.4	17.6
Total increase	$47.6	$30.4

Taco Cabana:
Increase in comparable restaurant sales	$9.3	$1.3
Incremental sales related to new restaurants, net of closed restaurants	2.7	9.9
Total increase	$12.0	$11.2
Comparable restaurant sales for Pollo Tropical restaurants increased 6.6% in 2014 and 5.9% in 2013. Comparable restaurant sales for Taco Cabana restaurants increased 3.3% in 2014 and 0.5% in 2013. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases in comparable restaurant sales result primarily from an increase in guest traffic and an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 2.3% in 2014 as compared to 2013, and 2.2% in 2013 as compared to 2012. For Taco Cabana, menu price increases drove an increase in restaurant sales of 1.4% in 2014 as compared to 2013, and the remaining increase in average check was primarily driven by a positive change in sales mix due to the implementation of new menu boards during the first quarter of 2014. For Taco Cabana, menu price increases drove an increase in restaurant sales of 1.7% in 2013 as compared to 2012.
Restaurants in markets that haven't reached media efficiency generally have lower sales than restaurants in existing media-efficient markets.
Franchise revenues in 2014 increased $0.2 million from $2.4 million in 2013. Franchise revenues were $2.4 million in 2013 and 2012.
Operating costs and expenses. Operating costs and expenses include cost of sales, restaurant wages and related expenses, other restaurant expenses and advertising expenses. Cost of sales consists of food, paper and beverage costs including packaging costs, less rebates and purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. Key commodities, including chicken and beef, are generally purchased under contracts for future periods of up to one year.
Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related taxes and benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers' compensation insurance and state unemployment insurance.
Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are utilities, repairs and maintenance, general liability insurance, real estate taxes and credit card fees.
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

	2014 vs. 2013	2013 vs. 2012
Pollo Tropical:
Cost of sales:
Higher commodity costs	0.2%	0.8%
Menu price increases	(0.8)%	(0.8)%
Other	0.3%	—%
Net decrease in cost of sales as a percentage of restaurant sales	(0.3)%	—%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable stores	(0.5)%	(0.5)%
Higher labor costs and impact of lower sales volumes for new stores	0.5%	0.2%
Lower workers' compensation claim costs	(0.1)%	(0.4)%
Lower medical benefit costs	(0.1)%	(0.2)%
Other	(0.2)%	(0.2)%
Net decrease in restaurant wages and related expenses as a percentage of	(0.4)%	(1.1)%
restaurant sales

Other operating expenses:
Higher (lower) repairs and maintenance costs (1)	0.4%	(0.2)%
Lower utility costs	—%	(0.2)%
Higher insurance costs	—%	0.3%
Other	0.3%	0.3%
Net increase in other restaurant operating expenses as a	0.7%	0.2%
percentage of restaurant sales

Advertising expense:
Increase in advertising	0.3%	—%
Impact of higher sales volumes	—%	(0.3)%
Net increase (decrease) in advertising expense as a percentage of	0.3%	(0.3)%
restaurant sales

Pre-opening costs:
Increase in number of restaurants opened	0.3%	0.3%
Net increase in pre-opening costs as a percentage of restaurant sales	0.3%	0.3%
(1) Includes additional costs in 2014 related to the conversion to Coca-Cola products under a new five year contract.

	2014 vs. 2013	2013 vs. 2012
Taco Cabana:
Cost of sales:
Higher commodity costs	0.9%	0.1%
Menu price increases	(0.5)%	(0.6)%
Menu board changes	(0.6)%	—%
Sales mix	(0.3)%	0.1%
Higher rebates and discounts	(0.2)%	—%
Other	(0.1)%	—%
Net decrease in cost of sales as a percentage of restaurant sales	(0.8)%	(0.4)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	(0.4)%	(0.3)%
Higher (lower) medical and other benefit and worker's compensation costs	(0.2)%	0.2%
Other	0.1%	(0.1)%
Net decrease in restaurant wages and related expenses as a percentage of	(0.5)%	(0.2)%
restaurant sales

Other operating expenses:
Higher (lower) utility costs	(0.1)%	0.1%
Higher (lower) repairs and maintenance costs (1)	0.3%	(0.2)%
Higher insurance costs	0.2%	—%
Other	(0.1)%	—%
Net increase (decrease) in other restaurant operating expenses as a	0.3%	(0.1)%
percentage of restaurant sales

Advertising expense:
Net change in advertising expense as a percentage of restaurant sales	—%	—%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%	—%
(1) Includes costs associated with remodels that are not subject to capitalization.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, was 4.9% in 2014 and 2013. The impact of new sale-leaseback transactions and new restaurants, which generally have higher rent, was offset by the impact of higher sales in 2014. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.9% in 2013 from 4.3% in 2012 due primarily to the qualification for sale treatment of the sale-leaseback transactions discussed above which increased rent expense in 2013 by $2.8 million.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; (2) legal, auditing and other professional fees and stock-based compensation expense; and (3) in 2013 and 2012, costs incurred under the transition services agreement with the former parent company for administrative support services.
General and administrative expenses increased to $49.4 million in 2014 from $48.5 million in 2013 and, as a percentage of total revenues, decreased to 8.1% compared to 8.8% in 2013. The decrease was due primarily to the impact of higher sales on fixed costs. General and administrative expenses also include the benefit of a $0.5 million payment received in 2014 as a settlement of a litigation matter.

General and administrative expenses increased to $48.5 million in 2013 from $43.9 million in 2012 and, as a percentage of total revenues, increased to 8.8% compared to 8.6% in 2012. The increase was due primarily to Fiesta management additions and related costs and other costs related to the transition from Carrols Restaurant Group to a separate infrastructure. In addition, general and administrative expenses in 2013 includes $0.4 million of expenses associated with the underwritten secondary public equity offering completed in March 2013.
Adjusted EBITDA. Adjusted EBITDA, which is one of the measures of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal, supply chain, development and other administrative functions. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for our Pollo Tropical restaurants increased to $52.7 million in 2014 from $43.7 million in 2013 due primarily to the net impact of the increase in revenues, partially offset by an increase in advertising expense, repairs and maintenance costs and pre-opening costs. Adjusted EBITDA for our Taco Cabana restaurants increased to $33.0 million in 2014 from $26.1 million in 2013 also primarily due to the net impact of the increase in revenues, partially offset by an increase in repairs and maintenance costs.
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
Depreciation and Amortization. Depreciation and amortization expense increased to $23.0 million in 2014 from $20.4 million in 2013 due primarily to increased depreciation relating to new company-owned restaurant openings, partially offset by the impact of new sale-leaseback transactions. Depreciation and amortization expense increased to $20.4 million in 2013 from $18.3 million in 2012 due primarily to increased depreciation due to new company-owned restaurant openings, partially offset by the qualification for sale treatment of the sale-leaseback transactions discussed above, which decreased depreciation expense by $0.7 million in 2013.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.4 million in 2014 and consisted primarily of a $0.3 million impairment charge representing the write-down of the carrying value to fair value of certain assets as a result of a management decision to relocate a Pollo Tropical restaurant before the end of its lease term to a superior site in the same trade area and $0.1 million in impairment charges for additional assets acquired at previously impaired Taco Cabana locations. Lease termination costs related to relocating the Pollo Tropical restaurant, which will include lease payments for the remaining four year lease term, will be incurred when we cease using the leased property.
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
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related cash flows are below a certain threshold. After reviewing the specific cash flows and management’s plans related to the restaurants for which an impairment review was performed, we determined that no impairment was currently necessary. However, for two Pollo Tropical restaurants and one Taco Cabana restaurant, the projected cash flows were not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Interest Expense. Interest expense decreased $15.8 million to $2.2 million in 2014 from 2013 due primarily to the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our senior credit facility with revolving credit borrowings at lower interest rates than the Notes, as described above under "Events Affecting our Results of Operations".

Interest expense decreased $6.4 million to $18.0 million in 2013 from 2012 due primarily to the elimination of interest expense of $3.9 million in 2013 as a result of the qualification for sale treatment of sale-leaseback transactions and the prospective treatment of those payments as rent, as discussed above, the refinancing, repurchase and redemption of our Notes in the fourth quarter of 2013, as discussed above, and the capitalization of interest driven by the increase in new restaurant construction.
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
Provision for Income Taxes. The effective tax rate for 2014 of 36.7% increased as compared to an effective tax rate for 2013 of 29.1%, primarily due to the retroactive effect of renewing the Work Opportunity Tax Credit in 2013 as further discussed below and the impact of higher income before taxes on non-deductible expenses and credits.
The effective tax rate for 2013 of 29.1% decreased as compared to an effective tax rate for 2012 of 34.2%, primarily due to the renewal of the Work Opportunity Tax Credit in 2013. The 2013 effective tax rate also includes the positive impacts of discrete items, which include the effect of renewing the Work Opportunity Tax Credit in 2013 retroactive to 2012, totaling approximately $0.9 million. The American Taxpayer Relief Act of 2013 (the "Act") was signed into law on January 2, 2013. The Act included a provision to retroactively restore several expired business tax provisions, including the Work Opportunity Tax Credit, as of January 1, 2012, with a new expiration date of December 31, 2013. Because a change in tax law is accounted for in the period of enactment, and the Act was enacted after Fiesta's fiscal year-end, the retroactive effect of renewing the Work Opportunity Tax Credit was recorded as a discrete item in 2013.
Net Income. As a result of the foregoing, we had net income of $36.2 million in 2014 compared to net income of $9.3 million in 2013, and $8.3 million in 2012.
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
Capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability of borrowings under our senior credit facility and proceeds from any sale-leaseback transactions which we may choose to do will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided by operating activities for 2014, 2013 and 2012 was $64.1 million, $36.2 million and $38.0 million, respectively. The $27.9 million increase in net cash provided by operating activities in 2014 compared to 2013 was driven primarily by the increase in net income before the loss on extinguishment of debt and the change in operating assets and liabilities which includes a reduction in interest expense payments as a result of the refinancing transactions, including the repurchase and redemption of our Notes and entering into our senior credit facility with revolving borrowings at lower interest rates than the Notes, as described herein and above under "Events Affecting our Results of Operations". The $1.8 million decrease in net cash provided by operating activities in 2013 compared to 2012 was driven primarily by the timing of tax and interest payments, partially offset by the increase in net income before impairments and the loss on extinguishment of debt.
Investing Activities. Net cash used for investing activities in 2014, 2013 and 2012 was $66.7 million, $34.1 million and $32.7 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Year Ended December 28, 2014:
New restaurant development	$49,142	$7,960	$—	$57,102
Restaurant remodeling	—	7,588	—	7,588
Other restaurant capital expenditures (1)	2,973	2,002	—	4,975
Corporate and restaurant information systems	240	419	3,755	4,414
Total capital expenditures	$52,355	$17,969	$3,755	$74,079
Number of new restaurant openings	22	4		26
Year ended December 29, 2013:
New restaurant development	$21,996	$10,614	$—	$32,610
Restaurant remodeling	491	2,598	—	3,089
Other restaurant capital expenditures (1)	2,227	3,180	—	5,407
Corporate and restaurant information systems	282	217	5,420	5,919
Total capital expenditures	$24,996	$16,609	$5,420	$47,025
Number of new restaurant openings	12	6		18
Year ended December 30, 2012:
New restaurant development	$13,018	$10,596	$—	$23,614
Restaurant remodeling	958	7,715	—	8,673
Other restaurant capital expenditures (1)	3,301	3,616	—	6,917
Corporate and restaurant information systems	204	429	1,159	1,792
Total capital expenditures	$17,481	$22,356	$1,159	$40,996
Number of new restaurant openings	5	5		10
 _____________

(1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended December 28, 2014, December 29, 2013 and December 30, 2012, total restaurant repair and maintenance expenses were approximately $15.0 million, $11.7 million and $11.8 million, respectively.

In 2015, we anticipate that total capital expenditures will range from $90 million to $100 million. Capital expenditures in 2015 are expected to include $70 million to $77 million for development of new restaurants and purchase of related real estate for the opening of a total of 28 to 32 new Pollo Tropical and Taco Cabana restaurants including 26 to 28 Pollo Tropical and two to four Taco Cabana restaurants. Our capital expenditures in 2015 are also expected to include expenditures of approximately $14.0 million to $15.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $6.0 million to $8.0 million of other expenditures.
In 2014, investing activities included two sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.7 million, as well as the sale of an excess Taco Cabana property and a condemnation award resulting from an eminent domain proceeding, the net proceeds from which totaled $1.7 million.
In 2013, investing activities included six sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $15.7 million, as well as the sale of an excess Pollo Tropical property, the net proceeds from which were $1.7 million. In 2013, we purchased for $4.4 million two of our existing Taco Cabana restaurant properties and one of our existing Pollo Tropical properties to be sold in future sale-leaseback transactions. These properties were subsequently sold in two of the 2013 and one of the 2014 sale-leaseback transactions noted above.
In 2012, investing activities also included five sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $7.9 million in 2012, as well as the sale of excess properties and the sale of two Taco Cabana restaurants to an existing franchisee in 2012, the net proceeds from which was $2.4 million. The net proceeds from the 2012 sales were used to fund additional new restaurant development. In the first quarter of 2012 we purchased for $2.1 million one of our existing Pollo Tropical restaurant properties, which was subsequently sold in one of the sale-leaseback transactions noted above.
Financing Activities. Net cash used for financing activities in 2014, 2013 and 2012 was $3.3 million, $6.7 million and $3.4 million, respectively. Net cash used in financing activities in 2014 included net repayments of revolving credit borrowings under our senior credit facility of $5.0 million and the excess tax benefit from vesting of restricted shares of $1.8 million.

Net cash used in financing activities in 2013 included net proceeds from the issuance of stock in the public offering of $135.3 million, $212.5 million in payments to redeem or repurchase our Notes, $71.0 million in net revolving credit borrowings under our senior credit facility and $1.2 million in deferred financing costs as discussed under the heading "Events Affecting Our Results of Operations".
Net cash used in financing activities in 2012 included the purchase of five restaurant properties previously accounted for as lease financing obligations from the lessor for $6.0 million, net borrowings on intercompany debt of $0.5 million prior to the Spin-off and the transfer from Carrols to us of $2.5 million of the excess cash proceeds from the financing transactions in 2011.
Senior Credit Facility. In December 2013, we terminated our former senior credit facility and entered into a new senior credit facility. The senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On December 28, 2014, there were $66.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 0.50% as of December 28, 2014), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at December 28, 2014)
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio (with a margin of 0.25% at December 28, 2014) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
All obligations under the senior credit facility are guaranteed by all of our material domestic subsidiaries. In general, our obligations under our senior credit facility and our subsidiaries’ obligations under the guarantees are secured by a first priority lien and security interest on substantially all of our assets and the assets of our material subsidiaries (including a pledge of all of the capital stock and equity interests of our material subsidiaries), other than certain specified assets, including real property owned by us or our subsidiaries.
The outstanding borrowings under the senior credit facility are prepayable without penalty (other than customary breakage costs). The senior credit facility requires us to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting our and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests, (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change our business. In addition, the senior credit facility will require us to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined under the senior credit facility).
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
As of December 28, 2014, we were in compliance with the covenants under our senior credit facility. After reserving $8.8 million for letters of credit issued under the senior credit facility, $75.2 million was available for borrowing under the senior credit facility at December 28, 2014.
Former Senior Credit Facility. Our former senior secured credit facility, which was terminated on December 11, 2013, provided for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit).

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 28, 2014 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit facility debt obligations, including interest(1)	$71,984	$1,540	$3,021	$67,423	$—
Capital lease obligations, including interest(2)	2,847	224	440	440	1,743
Operating lease obligations(3)	421,719	34,954	68,921	65,361	252,483
Lease financing obligations, including interest(4)	2,937	140	284	290	2,223
Purchase obligations(5)	2,000	2,000	—	—	—
Total contractual obligations	$501,487	$38,858	$72,666	$133,514	$256,449

(1)
Our credit facility debt obligations at December 28, 2014 totaled $66.0 million. Total interest payments on the obligation of $4.7 million for all years presented are included at a weighted average interest rate of 1.79%. Total credit facility fees of $1.3 million for all years presented are included based on December 28, 2014 rates and balances. Actual interest and fee payments will vary based on our outstanding credit facility balances and the rates in effect during those years. Refer to Note 8 of our consolidated financial statements included in this Annual Report on Form 10-K for details of our debt.

(2)	Includes total interest of $1.5 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property, all of which have been excluded from this table.

(4)	Includes total interest of $1.3 million for all years presented.

(5)	Represents contractual obligations to purchase land related to new restaurant development.
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
Sales recognition at our company-owned and operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, the valuation of goodwill for impairment, assessing impairment of long-lived assets and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. Total accrued occupancy costs pertaining to closed restaurant locations was $1.3 million at December 28, 2014.
Insurance liabilities. We are insured for workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At December 28, 2014, we had $5.8 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets as of the last day of our fiscal year. Our review at December 28, 2014 indicated there was no impairment as of that date. In reviewing goodwill for impairment, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis and a market-based approach. Assumptions include our anticipated growth rates and the weighted average cost of capital. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results and market values. We had two reporting units with goodwill balances as of our most recent measurement date. The fair value exceeded the carrying value of our respective reporting units by substantial amounts for both our Pollo Tropical and our Taco Cabana segments. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.
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
Each quarter we assess the potential impairment of any long-lived assets that have experienced an event indicating that the carrying value may not be recoverable. In 2014, after reviewing the specific cash flows and management’s plans related to the restaurants for which an impairment review was performed, we determined that no impairment was currently necessary. However, for two Pollo Tropical restaurants and one Taco Cabana restaurant, the projected cash flows were not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
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
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. For Fiesta, the guidance is effective for the interim and annual periods beginning December 29, 2014. The ASU is applied prospectively; however, early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. We have early adopted this standard which did not have a material impact on our financial statements.
In May 2014, the Financial Accounting Standards Board issued ASU 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and provides for either a full retrospective adoption in which the standard is applied to all of the periods presented or a modified retrospective adoption in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other US GAAP requirements. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. We are currently evaluating the impact of the provisions of ASC 606; however, we expect the provisions to primarily impact certain franchise revenues and do not expect the standard to have a material effect on our financial statements. For Fiesta, the new standard is effective for interim and annual periods beginning after December 15, 2016.
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
Adjusted EBITDA is defined as earnings before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal, supply chain, development and other administrative functions.
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
All of such non-GAAP financial measures have important limitations as analytical tools. These limitations include the following:

•	such financial information does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	such financial information does not reflect interest expense or the cash requirements necessary to service payments on our debt;

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

A reconciliation of Adjusted EBITDA to consolidated net income follows:

	Year ended
(Dollars in thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Adjusted EBITDA:
Pollo Tropical	$52,721	$43,738	$38,592
Taco Cabana	32,995	26,086	25,649
Consolidated	85,716	69,824	64,241
Less:
Depreciation and amortization	23,047	20,375	18,278
Impairment and other lease charges	363	199	7,039
Interest expense	2,228	18,043	24,424
Loss on extinguishment of debt	—	16,411	—
Provision for income taxes	20,963	3,795	4,289
Stock-based compensation expense	3,497	2,298	2,036
Other (income) expense	(558)	(554)	(92)
Net income	$36,176	$9,257	$8,267

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility, under which we had outstanding borrowings of $66.0 million as of December 28, 2014. Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 0.50% as of December 28, 2014), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at December 28, 2014).
For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. As of December 28, 2014, we had primarily elected to be charged interest on borrowings under our senior credit facility at the LIBOR Rate plus the applicable margin. We elected a one-month LIBOR Rate for $63.0 million and an Alternate Base Rate for the remaining $3.0 million of borrowings under the senior credit facility as of December 28, 2014. The interest rates applicable to these borrowings as of December 28, 2014 were 1.67% and 3.75%, respectively, which would result in interest expense in 2015 of $1.2 million assuming that outstanding borrowings and interest rates remain unchanged during the year. A hypothetical increase of 100 basis points in these variable interest rates would increase interest expense in 2015 by $0.7 million.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2014.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the fourth quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 28, 2014 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 28, 2014, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fiesta Restaurant Group, Inc. and subsidiaries
Addison, Texas
We have audited the internal control over financial reporting of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of December 28, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 28, 2014 of the Company and our report dated February 19, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 19, 2015

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.frgi.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements - Fiesta Restaurant Group, Inc. and Subsidiaries

(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-23
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

3.2	Amended and Restated Bylaws of Fiesta (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Fiesta's Form 10, File No. 001-35373, filed on January 26, 2012)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No.2 to Fiesta's Form 10, File No. 001-35373, filed on March 14, 2012)

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

10.7
Fiesta Restaurant Group, Inc. and Subsidiaries Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of Fiesta's Amendment No. 1 to Registration Statement on Form 10 filed on January 26, 2012)+

10.8	Offer letter between Fiesta Restaurant Group, Inc. and Lynn S. Schweinfurth (incorporated by reference to Exhibit 10.1 to Fiesta's Quarterly Report on Form 10-Q for the period ended July 1, 2012)+

10.9
Credit Agreement, dated as of December 11, 2013, between Fiesta Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on December 12, 2013)

10.10
Security Agreement, dated as of December 11, 2013, between Fiesta Restaurant Group, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of Fiesta's Current Report on Form 8-K filed on December 12, 2013)

10.11	Amendment to Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan+#

21.1	Subsidiaries of Fiesta #

23.1	Consent of Deloitte & Touche LLP #

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc. #

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ____________

#	Filed herewith.

+	Compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fiesta Restaurant Group, Inc. and subsidiaries
Addison, Texas

We have audited the accompanying consolidated balance sheets of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of December 28, 2014 and December 29, 2013 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiesta Restaurant Group, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 19, 2015

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)

	December 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash	$5,087	$10,978
Trade receivables	6,340	6,011
Inventories	2,719	2,564
Prepaid rent	2,894	2,500
Income tax receivable	4,974	4,497
Prepaid expenses and other current assets	3,166	3,357
Deferred income taxes	2,925	3,018
Total current assets	28,105	32,925
Property and equipment, net	191,371	144,527
Goodwill	123,484	123,484
Intangible assets, net	40	121
Deferred income taxes	11,055	12,046
Deferred financing costs, net	1,233	1,530
Other assets	2,668	4,152
Total assets	$357,956	$318,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$61	$61
Accounts payable	10,151	10,802
Accrued interest	127	118
Accrued payroll, related taxes and benefits	15,857	14,296
Accrued real estate taxes	5,044	4,505
Other liabilities	8,183	8,305
Total current liabilities	39,423	38,087
Long-term debt, net of current portion	67,264	72,324
Lease financing obligations	1,660	1,657
Deferred income—sale-leaseback of real estate	34,079	35,873
Other liabilities	15,943	12,538
Total liabilities	158,369	160,479
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,782,945 and 26,710,111 shares, respectively, and outstanding 26,358,448 and 26,082,800 shares, respectively.	264	261
Additional paid-in capital	153,867	148,765
Retained earnings	45,456	9,280
Total stockholders' equity	199,587	158,306
Total liabilities and stockholders' equity	$357,956	$318,785

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012
(In thousands of dollars, except share and per share amounts)

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenues:
Restaurant sales	$608,540	$548,980	$507,351
Franchise royalty revenues and fees	2,603	2,357	2,375
Total revenues	611,143	551,337	509,726
Costs and expenses:
Cost of sales	192,250	176,123	163,514
Restaurant wages and related expenses (including stock-based compensation expense of $71, $2 and $11, respectively)	155,140	143,392	136,265
Restaurant rent expense	29,645	26,849	21,595
Other restaurant operating expenses	78,921	69,021	63,813
Advertising expense	19,493	17,138	16,791
General and administrative (including stock-based compensation expense of $3,426, $2,296 and $2,025, respectively)	49,414	48,521	43,870
Depreciation and amortization	23,047	20,375	18,278
Pre-opening costs	4,061	2,767	1,673
Impairment and other lease charges	363	199	7,039
Other (income) expense	(558)	(554)	(92)
Total operating expenses	551,776	503,831	472,746
Income from operations	59,367	47,506	36,980
Interest expense	2,228	18,043	24,424
Loss on extinguishment of debt	—	16,411	—
Income before income taxes	57,139	13,052	12,556
Provision for income taxes	20,963	3,795	4,289
Net income	$36,176	$9,257	$8,267
Basic net income per share	$1.35	$0.39	$0.35
Diluted net income per share	$1.35	$0.39	$0.35
Basic weighted average common shares outstanding	26,293,714	23,271,431	22,890,018
Diluted weighted average common shares outstanding	26,296,049	23,271,431	22,890,018

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012
(In thousands of dollars, except share amounts)

					Total
	Number of		Additional	Accumulated	Stockholders'
	Common	Common	Paid-In	Earnings	Equity
	Stock Shares	Stock	Capital	(Deficit)	(Deficit)
Balance at January 1, 2012	23,161,822	$227	$3,345	$(8,244)	$(4,672)
Capital contributions	—	—	5,075	—	5,075
Stock-based compensation	—	—	1,834	—	1,834
Issuance of non-vested shares at spin-off	(434,397)	—	—	—	—
Vesting of restricted shares	20,816	—	—	—	—
Net income	—	—	—	8,267	8,267
Balance at December 30, 2012	22,748,241	227	10,254	23	10,504
Additional transfers from Carrols	—	—	96	—	96
Stock-based compensation	—	—	2,298	—	2,298
Vesting of restricted shares and related tax benefit	256,223	3	862	—	865
Issuance of shares	3,078,336	31	135,255	—	135,286
Net income	—	—	—	9,257	9,257
Balance at December 29, 2013	26,082,800	261	148,765	9,280	158,306
Additional transfers from Carrols			(127)		(127)
Stock-based compensation	—	—	3,497	—	3,497
Vesting of restricted shares and related tax benefit	275,648	3	1,762	—	1,765
Share issuance costs	—	—	(30)	—	(30)
Net income	—	—	—	36,176	36,176
Balance at December 28, 2014	26,358,448	$264	$153,867	$45,456	$199,587

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012
(In thousands of dollars)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net income	$36,176	$9,257	$8,267
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	(369)	(208)	186
Stock-based compensation	3,497	2,298	1,834
Impairment and other lease charges	363	199	7,039
Loss on extinguishment of debt	—	16,411	—
Depreciation and amortization	23,047	20,375	18,278
Amortization of deferred financing costs	309	1,487	1,628
Amortization of deferred gains from sale-leaseback transactions	(3,671)	(3,489)	(2,328)
Deferred income taxes	957	(178)	(1,030)
Other	4	5	342
Changes in other operating assets and liabilities:
Accounts receivable	(329)	(77)	(1,093)
Accounts payable	(529)	(1,817)	2,398
Accrued payroll, related taxes and benefits	1,561	(423)	2,565
Accrued interest	9	(6,643)	(391)
Accrued real estate taxes	539	1,139	169
Other liabilities - current	(122)	2,677	(28)
Other liabilities - long term	3,441	986	728
Income tax receivable/payable	(477)	(4,423)	522
Other	(300)	(1,400)	(1,111)
Net cash provided from operating activities	64,106	36,176	37,975
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(57,102)	(32,610)	(23,614)
Restaurant remodeling	(7,588)	(3,089)	(8,673)
Other restaurant capital expenditures	(4,975)	(5,407)	(6,917)
Corporate and restaurant information systems	(4,414)	(5,919)	(1,792)
Total capital expenditures	(74,079)	(47,025)	(40,996)
Properties purchased for sale-leaseback	—	(4,438)	(2,082)
Proceeds from sales of other properties	1,729	1,734	2,426
Proceeds from sale-leaseback transactions	5,692	15,662	7,934
Net cash used in investing activities	(66,658)	(34,067)	(32,718)
Cash flows from financing activities:
Senior secured second lien note redemption	—	(200,000)	—
Proceeds from issuance of stock, net of issuance costs	(30)	135,286	—
Premium and other costs associated with debt redemption	—	(12,545)	—
Excess tax benefit from vesting of restricted shares	1,765	865	—
Borrowings from (payments to) former parent, net	—	—	500
Capital contribution from former parent	—	—	2,500
Borrowings on revolving credit facility	25,000	81,000	2,100
Repayments on revolving credit facility	(30,000)	(10,000)	(2,100)
Principal payments on capital leases	(61)	(59)	(59)
Financing costs associated with issuance of debt	—	(1,196)	(288)
Settlement of lease financing obligations	—	—	(6,047)
Other financing costs	(13)	(15)	—
Net cash used in financing activities	(3,339)	(6,664)	(3,394)
Net increase (decrease) in cash	(5,891)	(4,555)	1,863
Cash, beginning of year	10,978	15,533	13,670
Cash, end of year	$5,087	$10,978	$15,533

Supplemental disclosures:
Interest paid on long-term debt (including capitalized interest of $268 in 2014 and $600 in 2013)	$1,971	$23,707	$18,699
Interest paid on lease financing obligations	$139	$137	$4,207
Accruals for capital expenditures	$2,889	$3,009	$802
Income tax payments, net	$18,718	$7,204	$3,454
Capital lease obligations incurred	$—	$496	$—
Non-cash reduction of lease financing obligations	$—	$1,377	$114,165
Non-cash reduction of assets under lease financing obligations	$—	$965	$80,419
Non-cash transfers of income tax assets and liabilities from Carrols	$(127)	$96	$2,575

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At December 28, 2014, the Company owned and operated 124 Pollo Tropical® restaurants, of which 107 were located in Florida, ten were located in Texas, five were located in Georgia and two were located in Tennessee, and franchised a total of 37 Pollo Tropical restaurants, 17 in Puerto Rico, one in Ecuador, one in Honduras, one in the Bahamas, two in Trinidad & Tobago, two in Venezuela, five in Panama, one in the Dominican Republic, two in Guatemala, and five on college campuses in Florida. At December 28, 2014, Fiesta also owned and operated 167 Taco Cabana® restaurants, of which 162 were located in Texas, three were located in Oklahoma and, under the Cabana Grill® logo, which is an elevated, non-24 hour format for Taco Cabana, one was located in Georgia and one was located in Florida, and franchised a total of seven Taco Cabana restaurants, including four in New Mexico and three non-traditional locations (two college campuses and one sports arena) in Texas.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 each contained 52 weeks.
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
Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include: allocations of Carrols' general and administrative expenses prior to the Spin-off, accrued occupancy costs, insurance liabilities, evaluation for impairment of goodwill and long-lived assets and lease accounting matters. Actual results could differ from those estimates.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

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
Leasehold improvements, including new buildings constructed on leased land, are depreciated over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty would be presumed by the non-exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would imply that an economic penalty would be incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a twenty-year period.
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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

Cost of Sales. The Company includes the cost of food, beverage and paper, net of any discounts, in cost of sales.
Pre-opening Costs. The Company's pre-opening costs are generally incurred beginning four to six months prior to a restaurant opening and generally include restaurant employee wages and related expenses, travel expenditures, recruiting, training, promotional costs associated with the restaurant opening and rent, including any non-cash rent expense recognized during the construction period.
Insurance.  The Company is insured for workers' compensation, general liability and medical insurance claims under policies where it pays all claims, subject to stop-loss limitations both for individual claims and claims in the aggregate. During 2012, the Company was insured under policies covering both Carrols and the Company. During 2014 and 2013, the Company was insured under separate policies. Losses are accrued based upon estimates of the aggregate liability for claims based on the Company's experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under our senior credit facility, which is considered Level 2, is based on current LIBOR rates and at December 28, 2014, was approximately $66.0 million.

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
Recent Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. For the Company, the guidance is effective for the interim and annual periods beginning December 29, 2014. The ASU is applied prospectively; however, early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company has early adopted this standard which did not have a material impact on the Company's financial statements.
In May 2014, the Financial Accounting Standards Board issued ASU 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and provides for either a full retrospective adoption in which the standard is applied to all of the periods presented or a modified retrospective adoption in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other US GAAP requirements. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The Company is currently evaluating the impact of the provisions of ASC 606; however, the Company expects the provisions to primarily impact certain franchise revenues and does not expect the standard to have a material effect on its financial statements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2016.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

2. Property and Equipment
Property and equipment consisted of the following:

	December 28, 2014	December 29, 2013
Land	$19,455	$15,277
Owned buildings	14,863	13,813
Leasehold improvements (1)	168,719	130,623
Equipment	159,596	136,088
Assets subject to capital leases	1,647	1,647
	364,280	297,448
Less accumulated depreciation and amortization	(172,909)	(152,921)
	$191,371	$144,527
(1) Leasehold improvements include the cost of new buildings constructed on leased land.
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain office equipment and had accumulated amortization at December 28, 2014 and December 29, 2013 of $0.7 million and $0.5 million, respectively. At December 28, 2014 and December 29, 2013, land of $0.7 million and $0.7 million, respectively and owned buildings of $0.8 million and $0.8 million, respectively were subject to lease financing obligations accounted for under the lease financing method. See Note 9—Lease Financing Obligations. Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 28, 2014 and December 29, 2013 was $0.3 million and $0.3 million, respectively.
Depreciation and amortization expense for all property and equipment for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $23.0 million, $20.3 million and $18.2 million, respectively.
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
There have been no changes in goodwill or goodwill impairment losses recorded during the year ended December 28, 2014 or the year ended December 29, 2013. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Total
Balance, December 28, 2014 and December 29, 2013	$56,307	$67,177	$123,484
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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. For those restaurants reviewed for impairment where the Company owns the land and building, the Company also utilized third-party information such as a broker market price opinion to determine the fair value of the property. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the year ending December 28, 2014 totaled less than $0.1 million.
Impairment on long-lived assets for the Company’s segments and other lease charges recorded were as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Pollo Tropical	$254	$(116)	$6,035
Taco Cabana	109	315	1,004
	$363	$199	$7,039
Impairment and other lease charges in 2014 included a $0.3 million impairment charge representing the write-down of the carrying value to fair value of certain assets as a result of a management decision to relocate a Pollo Tropical restaurant before the end of its lease term to a superior site in the same trade area and $0.1 million in impairment charges for additional assets acquired at previously impaired Taco Cabana locations.
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
5. Other Liabilities
Other liabilities, current, consisted of the following:

	December 28, 2014	December 29, 2013
Accrued workers' compensation and general liability claims	$3,996	$3,484
Sales and property taxes	1,933	1,358
Accrued occupancy costs	508	543
Other	1,746	2,920
	$8,183	$8,305
Other liabilities, long-term, consisted of the following:

	December 28, 2014	December 29, 2013
Accrued occupancy costs	$12,254	$9,973
Accrued workers’ compensation and general liability claims	977	729
Deferred compensation	1,102	593
Other	1,610	1,243
	$15,943	$12,538
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

The following table presents the activity in the closed-store reserve, of which $1.0 million and $1.1 million are included in long-term accrued occupancy costs above at December 28, 2014 and December 29, 2013, respectively, with the remainder in other current liabilities:

	Year Ended
	December 28, 2014	December 29, 2013
Balance, beginning of period	$1,439	$2,432
Provisions for restaurant closures	—	—
Additional lease charges, net of (recoveries)	5	(197)
Payments, net	(321)	(937)
Other adjustments	128	141
Balance, end of period	$1,251	$1,439
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
During the years ended December 28, 2014, December 29, 2013 and December 30, 2012 the Company sold two, six and five restaurant properties in each year, respectively, in sale-leaseback transactions for net proceeds of $5.7 million, $15.7 million and $7.9 million, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
Deferred gains on sale-leaseback transactions of $1.9 million, $4.0 million and $34.3 million were recognized during the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively and are being amortized over the term of the related leases. The amount recognized in 2012 includes $32.1 million resulting from the qualification for sale treatment of certain sale-leaseback transactions upon the Spin-off. (See Note 9 for further discussion.) The amortization of deferred gains on sale-leaseback transactions was $3.7 million, $3.5 million and $2.3 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

Minimum rent commitments due under capital and non-cancelable operating leases at December 28, 2014 were as follows:

	Capital	Operating
2015	$224	$34,954
2016	220	34,873
2017	220	34,048
2018	220	33,086
2019	220	32,275
Thereafter	1,743	252,483
Total minimum lease payments (1)	2,847	$421,719
Less amount representing interest	(1,522)
Total obligations under capital leases	1,325
Less current portion	(61)
Long-term debt under capital leases	$1,264
(1) Minimum operating lease payments have not been reduced by minimum sublease rentals of $5.6 million due in the future under noncancelable subleases.
Total rent expense on operating leases, including contingent rentals, was as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Minimum rent on real property, excluding rent included in pre-opening costs	$29,309	$26,571	$21,349
Additional rent based on percentage of sales	336	278	246
Restaurant rent expense	29,645	26,849	21,595
Rent included in pre-opening costs	1,421	842	411
Administrative and equipment rent	1,042	1,004	781
	$32,108	$28,695	$22,787
7. Former Related Party Transactions
Effective upon the completion of the Spin-off, Fiesta Restaurant Group ceased to be a related party of Carrols.
Prior to the date of the Spin-off, the Company's expenses included allocations from Carrols of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting, internal audit and human resources and certain other administrative functions and stock-based compensation. Allocated stock-based compensation included equity awards granted to employees of the Company as well as allocated stock-based compensation expense associated with Carrols employees that provided administrative support to the Company. The Company's allocated expenses from Carrols were $4.2 million for the year-ended December 30, 2012.
In the first quarter of 2012, Carrols made a capital contribution in cash to the Company of $2.5 million. The capital contribution in cash was a portion of the excess cash proceeds from debt financings completed in August 2011. In 2012, and prior to the Spin-off, Carrols transferred income tax-related assets and liabilities totaling $1.7 million to the Company. In the fourth quarter of 2012, Carrols transferred additional income tax-related assets and liabilities for periods prior to the Spin-off totaling $0.9 million related to the allocation to Fiesta of estimated 2012 net operating loss carryforwards. In 2014 and 2013, Carrols transferred additional income tax-related assets and liabilities for periods prior to the Spin-off totaling $(0.1) million and $0.1 million, respectively, to the Company. The Company recorded these non-cash transfers from Carrols as an adjustment to additional paid-in capital.
In connection with the Spin-off, Fiesta and Carrols entered into a Transition Services Agreement ("TSA"). Under the TSA, Carrols and Carrols Corp. agreed to provide certain support services (including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services) to the Company. During the

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

year ended December 29, 2013, the Company recognized expenses of $3.0 million related to the TSA. The Company incurred costs of $3.7 million in 2012 related to the TSA. In October 2013, the Company terminated the TSA with respect to substantially all of the remaining services provided under the TSA with the exception of certain information technology services and other miscellaneous services. The Company terminated the remaining services under the TSA in December 2013.
As of December 29, 2013, Carrols owed $0.3 million to the Company, which is included in receivables in the accompanying consolidated balance sheets.
All intercompany transactions between the Company and Carrols prior to the Spin-off were included in the Company's historical financial statements and were considered to be effectively settled at the time of the Spin-off.
8. Long-term Debt
Long term debt at December 28, 2014 and December 29, 2013 consisted of the following:

	December 28, 2014	December 29, 2013
Revolving credit facility	$66,000	$71,000
Capital leases	1,325	1,385
	67,325	72,385
Less: current portion of long-term debt	(61)	(61)
	$67,264	$72,324
Senior Credit Facility. In December 2013, the Company terminated its former senior secured revolving credit facility, referred to as the “former senior credit facility”, and entered into a new senior secured revolving credit facility with a syndicate of lenders, which we refer to as the "senior credit facility". The senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On December 28, 2014, there were $66.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 0.50% as of December 28, 2014), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at December 28, 2014).
In addition, the senior credit facility requires the Company to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio (with a margin of 0.25% at December 28, 2014) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
All obligations under the Company's senior credit facility are guaranteed by all of the Company's material domestic subsidiaries. In general, the Company's obligations under the senior credit facility and its subsidiaries’ obligations under the guarantees are secured by a first priority lien and security interest on substantially all of its assets and the assets of its material subsidiaries (including a pledge of all of the capital stock and equity interests of its material subsidiaries), other than certain specified assets, including real property owned by the Company or its subsidiaries.
The outstanding borrowings under the Company's senior credit facility are prepayable without penalty (other than customary breakage costs). The senior credit facility requires the Company to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting the Company's and its subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests, (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change its business. In addition, the senior credit facility requires the Company to maintain certain financial ratios, including a Fixed Charge Coverage Ratio and an Adjusted Leverage Ratio (all as defined under the senior credit facility).

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

The Company's senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of the Company's indebtedness having an outstanding principal amount of $5.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.
As of December 28, 2014, the Company was in compliance with the covenants under its senior credit facility. After reserving $8.8 million for letters of credit issued under the senior credit facility, $75.2 million was available for borrowing at December 28, 2014.
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
At December 28, 2014, principal payments required on borrowings under the senior credit facility were $66.0 million in 2018. The weighted average interest rate on the borrowings under the senior credit facility was 1.79% and 2.25% at December 28, 2014 and December 29, 2013, respectively. Interest expense on the Company's long-term debt, excluding lease financing obligations, was $2.1 million, $17.9 million and $19.9 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.
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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

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
At December 28, 2014, payments required on all lease financing obligations were as follows:

2015	$140
2016	141
2017	143
2018	144
2019	146
Thereafter, through 2023	2,223
Total minimum lease payments	2,937
Less: Interest implicit in obligations	(1,277)
Total lease financing obligations	$1,660
The interest rate on lease financing obligations was 8.6% at December 28, 2014. Interest expense associated with lease financing obligations was $0.1 million, $0.1 million and $4.5 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

10. Income Taxes
The Company’s income tax provision was comprised of the following:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Current:
Federal	$17,335	$2,550	$4,197
Foreign	380	375	365
State	2,291	1,048	757
	20,006	3,973	5,319
Deferred:
Federal	417	136	(1,405)
State	46	(11)	230
	463	125	(1,175)
Valuation allowance	494	(303)	145
	$20,963	$3,795	$4,289
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of deferred income tax assets and liabilities at December 28, 2014 and December 29, 2013 were as follows:

	December 28, 2014	December 29, 2013
Current deferred income tax assets (liabilities):
Inventory and other reserves	$(186)	$(88)
Accrued vacation benefits	1,428	1,392
Other accruals	1,894	1,714
Current deferred income tax assets	3,136	3,018
Less: Valuation allowance	(211)	—
Total current deferred income tax assets	2,925	3,018
Long term deferred income tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	12,512	13,048
Lease financing obligations	138	126
Property and equipment depreciation	(5,144)	(3,423)
Amortization of other intangibles, net	(3,164)	(3,136)
Occupancy costs	4,479	3,645
Tax credit carryforwards	1,010	516
Other	2,023	1,786
Long-term net deferred income tax assets	11,854	12,562
Less: Valuation allowance	(799)	(516)
Total long-term deferred income tax assets	11,055	12,046
Carrying value of net deferred income tax assets	$13,980	$15,064
The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred income tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

December 28, 2014 and December 29, 2013, the Company had a valuation allowance of $1,010 and $516 respectively, against net deferred income tax assets due to foreign income tax credit carryforwards where it was determined to be more likely than not that the deferred income tax asset amounts would not be realized. The valuation allowance increased $494 in 2014 primarily due to foreign tax credit carryforwards. The valuation allowance decreased $303 in 2013 primarily as the result of the expiration of foreign tax credits. The estimation of future taxable income for federal and state purposes and the Company's ability to realize deferred income tax assets can significantly change based on future events and operating results.
The Company's effective tax rate was 36.7%, 29.1%, and 34.2% for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. A reconciliation of the statutory federal income tax provision to the effective tax provision was as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Statutory federal income tax provision	$19,999	$4,568	$4,395
State income taxes, net of federal benefit	1,453	666	520
Change in valuation allowance	494	(303)	145
Increase in deferred tax assets at Spin-off	—	—	(182)
Non-deductible expenses	293	334	94
Foreign taxes	380	654	365
Employment tax credits	(1,174)	(1,490)	(202)
Foreign tax credits	(380)	(375)	(365)
Other	(102)	(259)	(481)
	$20,963	$3,795	$4,289
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 28, 2014 and December 29, 2013, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The tax years 2009-2013 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
11. Stockholders' Equity
Issuance of stock
On November 20, 2013, the Company sold 3,078,336 shares of Fiesta's common stock in an underwritten public offering at a price of $46.00 per share (excluding underwriting discounts and commissions) pursuant to a Registration Statement on Form S-3 (Registration No. 333-192254). The aggregate net proceeds to the Company from the offering were approximately $135.3 million, reflecting gross proceeds of $141.6 million, net of underwriting fees of approximately $5.7 million and other offering costs of approximately $0.7 million. The Company used the proceeds from the offering to repurchase its outstanding Notes tendered pursuant to a tender offer, as discussed in Note 8. The Company used the remaining proceeds from the offering and $81.0 million in borrowings under its senior credit facility discussed in Note 8 to redeem the Notes not tendered in the tender offer.
Equity compensation
Prior to the Spin-off, certain of the Company's employees participated in the Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, as amended (the "Carrols Plan"). In conjunction with the Spin-off, the Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. The aggregate number of shares of stock authorized for distribution under the Fiesta Plan is 3,300,000. As of December 28, 2014, there were 2,302,033 shares available for future grants under the Fiesta Plan.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

For the period from May 7, 2012 through December 29, 2013, the consolidated statement of operations includes expenses related to the Company's employees' and directors' participation in both the Carrols Plan and the Fiesta Plan. For the period from January 1, 2012 through the Spin-off, the consolidated statement of operations includes expenses related to the Company's employees' and directors' participation in the Carrols Plan.
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
During the years ended December 28, 2014, December 29,2013 and December 30, 2012, the Company granted in the aggregate 80,290, 161,546 and 369,256 non-vested restricted shares, respectively, under the Fiesta Plan to certain employees and directors, including 165,563 non-vested restricted shares granted to the Company's Chief Executive Officer on June 8, 2012. Shares granted to employees during the years ended December 28, 2014, December 29, 2013 and December 30, 2012 vest and become non-forfeitable over a four year vesting period, or for certain grants, at the end of a four year vesting period. Shares granted to directors during the years ended December 28, 2014, December 29, 2013 and December 30, 2012 generally vest and become non-forfeitable over vesting periods ranging from one to five years. The weighted average fair value at the grant date for restricted non-vested shares issued during the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $44.22, $21.35 and $14.00, respectively. The grant date fair value of each non-vested share award was determined based on the closing price of the Company's stock on the date of grant.
During the year ended December 28, 2014, the Company granted 24,252 restricted stock units under the Fiesta Plan to certain employees. Certain of the restricted stock units vest and become non-forfeitable over a four year vesting period and certain of the restricted units vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value at grant date for the restricted stock units issued to employees during the year ended December 28, 2014 was $45.04. The grant date fair value of each restricted stock unit award was determined based on the closing price of the Company's stock on the date of grant.
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable requisite service period of the award (the vesting period) using the straight-line method. Stock-based compensation expense for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $3.5 million, $2.3 million and $2.0 million, respectively. Included in the year ended December 30, 2012 is $0.4 million of expense related to the accelerated vesting of the non-vested shares of the former Chairman of the Company's board of directors upon his departure from the Company's board of directors in the first quarter of 2012. As of December 28, 2014, the total unrecognized stock-based compensation expense relating to non-vested shares and restricted stock units was approximately $6.3 million and the remaining weighted average vesting period for non-vested shares and restricted stock units was 1.8 years.
A summary of all non-vested shares and restricted stock units activity for the year ended December 28, 2014 was as follows:

	Non-Vested Shares		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Price	Units	Price
Non-vested at December 29, 2013	627,311	$14.81	—	$—
Granted	80,290	44.22	24,252	45.04
Vested	(275,485)	14.50	(163)	45.04
Forfeited	(7,619)	18.64	(3,306)	45.04
Non-vested at December 28, 2014	424,497	$20.50	20,783	$45.04
The fair value of the shares vested during the years ended December 28, 2014, December 29, 2013, and December 30, 2012 was $12.8 million, $6.3 million and $0.3 million, respectively. These amounts include shares held by Fiesta and Carrols employees.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

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
The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment, a current income tax receivable, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, and the loss on extinguishment of debt discussed in Note 8.

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
December 28, 2014:
Restaurant sales	$305,404	$303,136	$—	$608,540
Franchise revenue	2,072	531	—	2,603
Cost of sales	100,468	91,782	—	192,250
Restaurant wages and related expenses (1)	67,487	87,653	—	155,140
Restaurant rent expense	12,473	17,172	—	29,645
Other restaurant operating expenses	38,331	40,590	—	78,921
Advertising expense	7,714	11,779	—	19,493
General and administrative expense (2)	26,672	22,742	—	49,414
Depreciation and amortization	11,596	11,451	—	23,047
Pre-opening costs	3,385	676	—	4,061
Impairment and other lease charges	254	109	—	363
Other (income) expense	—	(558)	—	(558)
Interest expense	1,035	1,193	—	2,228
Income before taxes	38,061	19,078	—	57,139
Capital expenditures	52,355	17,969	3,755	74,079
December 29, 2013:
Restaurant sales	$257,837	$291,143	$—	$548,980
Franchise revenue	1,865	492	—	2,357
Cost of sales	85,532	90,591	—	176,123
Restaurant wages and related expenses (1)	57,893	85,499	—	143,392
Restaurant rent expense	10,110	16,739	—	26,849
Other restaurant operating expenses	30,790	38,231	—	69,021
Advertising expense	5,726	11,412	—	17,138
General and administrative expense (2)	24,966	23,555	—	48,521
Depreciation and amortization	9,248	11,127	—	20,375
Pre-opening costs	2,047	720	—	2,767
Impairment and other lease charges	(116)	315	—	199
Other (income) expense	(497)	(57)	—	(554)
Interest expense	7,954	10,089	—	18,043
Income (loss) before taxes (3)	26,049	3,414	(16,411)	13,052

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

Capital expenditures	24,996	16,609	5,420	47,025
December 30, 2012:
Restaurant sales	$227,428	$279,923	$—	$507,351
Franchise revenue	1,915	460	—	2,375
Cost of sales	75,388	88,126	—	163,514
Restaurant wages and related expenses (1)	53,624	82,641	—	136,265
Restaurant rent expense	7,688	13,907	—	21,595
Other restaurant operating expenses	26,825	36,988	—	63,813
Advertising expense	5,723	11,068	—	16,791
General and administrative expense (2)	21,358	22,512	—	43,870
Depreciation and amortization	8,153	10,100	25	18,278
Pre-opening costs	1,090	583	—	1,673
Impairment and other lease charges	6,035	1,004	—	7,039
Other (income) expense	(92)	—	—	(92)
Interest expense	10,501	13,923	—	24,424
Income (loss) before taxes	13,051	(468)	(27)	12,556
Capital expenditures	17,482	22,355	1,159	40,996
Identifiable Assets:
December 28, 2014	$177,923	$167,729	$12,304	$357,956
December 29, 2013	140,797	169,367	8,621	318,785
December 30, 2012	128,593	167,348	7,788	303,729
(1) Includes stock-based compensation expense of $71, $2 and $11 for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.
(2) Includes stock-based compensation expense of $3,426, $2,296 and $2,025 for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.
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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

The computation of basic and diluted net income per share is as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Basic and diluted net income per share:
Net income	$36,176	$9,257	$8,267
Less: income allocated to participating securities	647	264	247
Net income available to common stockholders	$35,529	$8,993	$8,020

Weighted average common shares, basic	26,293,714	23,271,431	22,890,018
Restricted stock units	2,335	—	—
Weighted average common shares, diluted	26,296,049	23,271,431	22,890,018

Basic net income per common share	$1.35	$0.39	$0.35
Diluted net income per common share	$1.35	$0.39	$0.35
14. Commitments and Contingencies
Lease Assignments. As of December 28, 2014, the Company has assigned five leases with lease terms expiring on various dates through 2029 to various parties. Although the Company is a not a guarantor under these leases, it remains secondarily liable as a surety for these leases. The maximum potential liability for future rental payments the Company could be required to make under these leases at December 28, 2014 was $2.7 million. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it would be required to make any lease payments resulting from its secondary liability for these leases.
Legal Matters. The Company is a party to legal proceedings incidental to the conduct of business, including the matter described below. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability.
On September 29, 2014, Daisy, Inc. ("Daisy"), an automotive repair shop in Cape Coral, Florida, filed a putative class action suit against Fiesta Restaurant Group, Inc. in the United States District Court for the Middle District of Florida. The suit claims that Fiesta allegedly engaged in unlawful activity in violation of the Telephone Consumer Protection Act, § 227 et seq. (the "TCPA"). Daisy alleges that it received three unlawful faxes and does not identify any other purported class members. Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiff Daisy seeks statutory damages, damages for willful violations, attorneys' fees, costs and injunctive relief, and to certify a class. Neither the Complaint nor any other pleading quantifies Daisy's or the putative class' damages or provides greater specificity as to the size and nature of the purported class. While the Company is vigorously defending against any liability, there can be no assurance that it will be successful in its defense or that a negative outcome would not have a material adverse effect on the Company. The amount of any loss related to this matter cannot be reasonably estimated at this time. The Company does not have insurance coverage for this claim.
The Company is also a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(In thousands of dollars, except per share amounts)

15. Retirement Plans
Fiesta offers the Company's salaried employees the option to participate in the Fiesta Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Fiesta may elect to contribute to the Retirement Plan on an annual basis. For 2014 and 2013 Fiesta's contribution, if any, is equal to 50% of the employee's contribution to a maximum Fiesta contribution of $0.5 per participating employee annually for any plan year that Fiesta participates in an employee match. Under the Retirement Plan, Fiesta contributions begin to vest after 1 year and fully vest after 5 years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions made by Fiesta to the Retirement Plan for the Company's employees were $0.2 million and $0.2 million in aggregate for the years ended December 28, 2014 and December 29, 2013, respectively.
Fiesta also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 28, 2014 and December 29, 2013, a total of $1.1 million and $0.6 million, respectively, was deferred by the Company's employees under the Retirement Plan, including accrued interest.
16. Selected Quarterly Financial and Earnings Data (Unaudited)

	Year Ended December 28, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$145,436	$154,185	$155,298	$156,224
Income from operations	14,735	15,663	15,373	13,596
Net income	8,719	9,314	9,155	8,988
Basic net income per share	$0.33	$0.35	$0.34	$0.34
Diluted net income per share	$0.33	$0.35	$0.34	$0.34

	Year Ended December 29, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$133,624	$140,880	$140,678	$136,155
Income from operations	11,499	12,947	12,095	10,965
Net income (loss)	4,799	4,969	5,042	(5,553)	(1)
Basic net income (loss) per share	$0.20	$0.21	$0.21	$(0.22)
Diluted net income (loss) per share	$0.20	$0.21	$0.21	$(0.22)

(1) The Company recognized a loss on extinguishment of debt of $16.4 million in the fourth quarter of 2013 (See Note 8).

FIESTA RESTAURANT GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012
(In thousands of dollars)

	Column B	Column C		Column D	Column E
	Balance at	Charged to	Charged to		Balance
	beginning	costs and	other		at end of
Description	of period	expenses	accounts	Deduction	period
Year Ended December 28, 2014:
Deferred income tax valuation allowance	$516	$494	$—	$—	$1,010
Year Ended December 29, 2013:
Deferred income tax valuation allowance	819	(303)	—	—	516
Year Ended December 30, 2012:
Deferred income tax valuation allowance	674	145	—	—	819

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of February 2015.

FIESTA RESTAURANT GROUP, INC.

Date:	February 19, 2015	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK A. SMITH	Director and Chairman of the Board of Directors	February 19, 2015
Jack A. Smith
/s/ TIMOTHY P. TAFT	Chief Executive Officer, President and Director	February 19, 2015
Timothy P. Taft
/s/ LYNN S. SCHWEINFURTH	Senior Vice President, Chief Financial Officer and Treasurer	February 19, 2015
Lynn S. Schweinfurth
/s/ ANGELA J. NEWELL	Vice President, Corporate Controller	February 19, 2015
Angela J. Newell
/s/ BRIAN P. FRIEDMAN	Director	February 19, 2015
Brian P. Friedman
/s/ NICHOLAS DARAVIRAS	Director	February 19, 2015
Nicholas Daraviras
/s/ STACEY RAUCH	Director	February 19, 2015
Stacey Rauch
/s/ BARRY J. ALPERIN	Director	February 19, 2015
Barry J. Alperin
/s/ STEPHEN P. ELKER	Director	February 19, 2015
Stephen P. Elker