Form 10-Q
period 2015-03-29
Fiesta Restaurant Group, Inc.
filed 2015-04-30
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2015, Fiesta Restaurant Group, Inc. had 26,823,067 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 29, 2015

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(unaudited)

	March 29, 2015	December 28, 2014
ASSETS
Current assets:
Cash	$3,523	$5,087
Trade receivables	9,538	6,340
Inventories	2,458	2,719
Prepaid rent	2,891	2,894
Income tax receivable	—	4,974
Prepaid expenses and other current assets	4,576	3,166
Deferred income taxes	2,925	2,925
Total current assets	25,911	28,105
Property and equipment, net	204,882	191,371
Goodwill	123,484	123,484
Deferred income taxes	11,055	11,055
Deferred financing costs, net	1,156	1,233
Other assets	3,430	2,708
Total assets	$369,918	$357,956
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$42	$61
Accounts payable	11,076	10,151
Accrued income taxes	1,446	—
Accrued payroll, related taxes and benefits	11,895	15,857
Accrued real estate taxes	2,697	5,044
Other liabilities	8,469	8,310
Total current liabilities	35,625	39,423
Long-term debt, net of current portion	71,266	67,264
Lease financing obligations	1,661	1,660
Deferred income—sale-leaseback of real estate	32,808	34,079
Other liabilities	16,641	15,943
Total liabilities	158,001	158,369
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,823,067 and 26,782,945 shares, respectively, and outstanding 26,474,687 and 26,358,448 shares, respectively.	265	264
Additional paid-in capital	155,695	153,867
Retained earnings	55,957	45,456
Total stockholders' equity	211,917	199,587
Total liabilities and stockholders' equity	$369,918	$357,956

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 29, 2015 AND MARCH 30, 2014
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Revenues:
Restaurant sales	$163,058	$144,825
Franchise royalty revenues and fees	817	611
Total revenues	163,875	145,436
Costs and expenses:
Cost of sales	51,123	45,529
Restaurant wages and related expenses (including stock-based compensation expense of $67 and $9, respectively)	40,590	36,506
Restaurant rent expense	8,007	7,204
Other restaurant operating expenses	19,859	17,885
Advertising expense	5,554	5,419
General and administrative (including stock-based compensation expense of $874 and $712, respectively)	13,764	12,151
Depreciation and amortization	6,847	5,345
Pre-opening costs	951	683
Impairment and other lease charges	94	(15)
Other (income) expense	(372)	(6)
Total operating expenses	146,417	130,701
Income from operations	17,458	14,735
Interest expense	438	603
Income before income taxes	17,020	14,132
Provision for income taxes	6,519	5,413
Net income	$10,501	$8,719
Basic net income per share	$0.39	$0.33
Diluted net income per share	$0.39	$0.33
Basic weighted average common shares outstanding	26,435,166	26,201,747
Diluted weighted average common shares outstanding	26,442,602	26,202,309

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 29, 2015 AND MARCH 30, 2014
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders'
	Stock Shares	Stock	Capital	Earnings	Equity
Balance at December 29, 2013	26,082,800	$261	$148,765	$9,280	$158,306
Stock-based compensation	—	—	721	—	721
Vesting of restricted shares and related tax benefit	160,788	1	1,049	—	1,050
Net income	—	—	—	8,719	8,719
Balance at March 30, 2014	26,243,588	$262	$150,535	$17,999	$168,796

Balance at December 28, 2014	26,358,448	$264	$153,867	$45,456	$199,587
Stock-based compensation	—	—	941	—	941
Vesting of restricted shares and related tax benefit	116,239	1	887	—	888
Net income	—	—	—	10,501	10,501
Balance at March 29, 2015	26,474,687	$265	$155,695	$55,957	$211,917

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 29, 2015 AND MARCH 30, 2014
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income	$10,501	$8,719
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	(294)	36
Stock-based compensation	941	721
Impairment and other lease charges	94	(15)
Depreciation and amortization	6,847	5,345
Amortization of deferred financing costs	77	77
Amortization of deferred gains from sale-leaseback transactions	(911)	(919)
Deferred income taxes	—	(82)
Changes in other operating assets and liabilities	(4,434)	(6,985)
Net cash provided from operating activities	12,821	6,897
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(15,955)	(10,869)
Restaurant remodeling	(872)	(1,929)
Other restaurant capital expenditures	(1,245)	(1,432)
Corporate and restaurant information systems	(1,185)	(1,999)
Total capital expenditures	(19,257)	(16,229)
Proceeds from sale-leaseback transactions	—	5,704
Proceeds from sales of other properties	—	1,027
Net cash used in investing activities	(19,257)	(9,498)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	888	1,050
Borrowings on revolving credit facility	7,000	8,000
Repayments on revolving credit facility	(3,000)	(15,000)
Principal payments on capital leases	(16)	(15)
Other financing costs	—	(6)
Net cash provided by (used in) financing activities	4,872	(5,971)
Net decrease in cash	(1,564)	(8,572)
Cash, beginning of period	5,087	10,978
Cash, end of period	$3,523	$2,406
Supplemental disclosures:
Interest paid on long-term debt	$418	$470
Accruals for capital expenditures	$5,012	$1,933
Income tax payments (refunds), net	$(789)	$94

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At March 29, 2015, Fiesta owned and operated 130 Pollo Tropical® restaurants, of which 109 were located in Florida, twelve were located in Texas, seven were located in Georgia and two were located in Tennessee and franchised a total of 37 Pollo Tropical restaurants, including 17 in Puerto Rico, five in Panama, two in Guatemala, two in Trinidad & Tobago, two in Venezuela, one in the Bahamas, one in the Dominican Republic, one in Ecuador, one in Honduras and five on college campuses in Florida. At March 29, 2015, Fiesta owned and operated 164 Taco Cabana® restaurants, of which 159 were located in Texas, three were located in Oklahoma and, under the Cabana Grill® logo, which is an elevated, non-24 hour format for Taco Cabana, one was located in Georgia and one was located in Florida, and franchised a total of seven Taco Cabana restaurants, including four in New Mexico, and three non-traditional locations (college campuses) in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 28, 2014 contained 52 weeks. The three months ended March 29, 2015 and March 30, 2014 each contained thirteen weeks. The fiscal year ending January 3, 2016 will contain 53 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three months ended March 29, 2015 and March 30, 2014 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 29, 2015 and March 30, 2014 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2014 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2014. The December 28, 2014 balance sheet data is derived from those audited financial statements.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under our senior credit facility, which is considered Level 2, is based on current LIBOR rates and at March 29, 2015, was approximately $70.0 million.

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
2. Other Liabilities
Other liabilities, current, consisted of the following:

	March 29, 2015	December 28, 2014
Accrued workers' compensation and general liability claims	$4,095	$3,996
Sales and property taxes	1,710	1,933
Accrued occupancy costs	415	508
Other	2,249	1,873
	$8,469	$8,310
Other liabilities, long-term, consisted of the following:

	March 29, 2015	December 28, 2014
Accrued occupancy costs	$12,775	$12,254
Deferred compensation	1,410	1,102
Accrued workers' compensation and general liability claims	1,075	977
Other	1,381	1,610
	$16,641	$15,943
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.0 million are included in long-term accrued occupancy costs above at March 29, 2015 and December 28, 2014, with the remainder in other current liabilities:

	Three Months Ended March 29, 2015	Year Ended December 28, 2014
Balance, beginning of period	$1,251	$1,439
Additional lease charges, net of recoveries	—	5
Payments, net	(70)	(321)
Other adjustments	31	128
Balance, end of period	$1,212	$1,251
3. Stock-Based Compensation
During the three months ended March 29, 2015 and March 30, 2014, the Company granted 22,597 and 71,891 non-vested restricted shares, respectively, under the Fiesta Plan to certain employees. These shares vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for these non-vested shares issued to employees during the three months ended March 29, 2015 and March 30, 2014 was $62.05 and $45.04, respectively.
During the three months ended March 29, 2015 and March 30, 2014, the Company granted 10,007 and 24,252 restricted stock units, respectively, under the Fiesta Plan to certain employees. Certain of the restricted stock units vest and become non-forfeitable over a four year vesting period and certain of the restricted stock units vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value at grant date for these restricted stock units issued to employees during the three months ended March 29, 2015 and March 30, 2014 was $62.05 and $45.04, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Also during the three months ended March 29, 2015, the Company granted in the aggregate 17,501 non-vested restricted shares and 17,501 restricted stock units under the Fiesta Plan to certain employees subject to performance conditions. The non-vested restricted shares vest and become non-forfeitable over a four year vesting period subject to the attainment of performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three year vesting period. The number of shares into which the restricted stock units convert is determined based on the attainment of certain performance conditions, and ranges from no shares if the minimum performance condition is not met to 35,002 shares if the maximum performance condition is met. The weighted average fair value at the grant date for restricted non-vested shares and restricted stock units subject to performance conditions issued during the three months ended March 29, 2015 was $65.01.
Stock-based compensation expense for the three months ended March 29, 2015 and March 30, 2014 was $0.9 million and $0.7 million, respectively. As of March 29, 2015, the total unrecognized stock-based compensation expense relating to non-vested restricted shares and restricted stock units was approximately $9.7 million. At March 29, 2015, the remaining weighted average vesting period for non-vested restricted shares and restricted stock units was 2.1 years.
  A summary of all non-vested restricted shares and restricted stock units activity for the three months ended March 29, 2015 was as follows:

	Non-Vested Shares		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Price	Units	Price
Outstanding at December 28, 2014	424,497	$20.50	20,783	$45.04
Granted	40,098	63.34	27,508	63.93
Vested	(116,123)	18.14	(116)	45.04
Forfeited	(92)	13.62	(552)	48.92
Outstanding at March 29, 2015	348,380	$26.22	47,623	$55.91
The fair value of the non-vested restricted shares and restricted stock units is based on the closing price on the date of grant.
4. Business Segment Information
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, and as of December 28, 2014, a current income tax receivable.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
March 29, 2015:
Restaurant sales	$86,889	$76,169	$—	$163,058
Franchise revenue	681	136	—	817
Cost of sales	28,539	22,584	—	51,123
Restaurant wages and related expenses (1)	18,754	21,836	—	40,590
Restaurant rent expense	3,649	4,358	—	8,007
Other restaurant operating expenses	10,089	9,770	—	19,859
Advertising expense	2,358	3,196	—	5,554
General and administrative expense (2)	7,797	5,967	—	13,764
Depreciation and amortization	3,739	3,108	—	6,847
Pre-opening costs	870	81	—	951
Impairment and other lease charges	—	94	—	94
Interest expense	185	253	—	438
Income before taxes	11,590	5,430	—	17,020
Capital expenditures	15,042	3,051	1,164	19,257
March 30, 2014:
Restaurant sales	$71,356	$73,469	$—	$144,825
Franchise revenue	488	123	—	611
Cost of sales	23,229	22,300	—	45,529
Restaurant wages and related expenses (1)	15,265	21,241	—	36,506
Restaurant rent expense	2,917	4,287	—	7,204
Other restaurant operating expenses	8,377	9,508	—	17,885
Advertising expense	1,962	3,457	—	5,419
General and administrative expense (2)	6,240	5,911	—	12,151
Depreciation and amortization	2,577	2,768	—	5,345
Pre-opening costs	533	150	—	683
Impairment and other lease charges	(39)	24	—	(15)
Interest expense	287	316	—	603
Income before taxes	10,496	3,636	—	14,132
Capital expenditures	9,821	4,649	1,759	16,229
Identifiable Assets:
March 29, 2015:	$193,935	$170,170	$5,813	$369,918
December 28, 2014	177,923	167,729	12,304	357,956

(1) Includes stock-based compensation expense of $67 for the three months ended March 29, 2015, and $9 for the three months ended March 30, 2014.
(2) Includes stock-based compensation expense of $874 for the three months ended March 29, 2015, and $712 for the three months ended March 30, 2014.

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
Diluted earnings per share reflects the potential dilution that could occur if our restricted stock units were converted into common shares. Restricted stock units with performance conditions are only included in the diluted earnings per share calculation to the extent that the performance conditions have been met at the measurement date. We compute diluted earnings per share by adjusting the basic weighted average number of common shares by the dilutive effect of the restricted stock units, determined using the treasury stock method.
The computation of basic and diluted net income per share is as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
Basic and diluted net income per share:
Net income	$10,501	$8,719
Less: income allocated to participating securities	(142)	(175)
Net income available to common stockholders	$10,359	$8,544
Weighted average common shares, basic	26,435,166	26,201,747
Restricted stock units	7,436	562
Weighted average common shares, diluted	26,442,602	26,202,309

Basic net income per common share	$0.39	$0.33
Diluted net income per common share	$0.39	$0.33
6. Commitments and Contingencies
Legal Matters. The Company is a party to legal proceedings incidental to the conduct of business. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability.
There were no material changes to the status of the class action suit filed by Daisy, Inc., an automotive repair shop in Cape Coral, Florida, against Fiesta Restaurant Group, Inc. during the three months ended March 29, 2015. The amount of any loss related to this matter cannot be reasonably estimated at this time. The Company does not have insurance coverage for this claim.
The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

7. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance in former ASC 605, Revenue Recognition, and provides for either a full retrospective adoption in which the standard is applied to all of the periods presented or a modified retrospective adoption in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other US GAAP requirements. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The Company is currently evaluating the impact of the provisions of ASC 606; however, the Company expects the provisions to primarily impact certain franchise revenues and does not expect the standard to have a material effect on its financial statements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2016.
In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs related to a recognized liability to be reported as a direct reduction from the carrying amount of the debt. The new standard does not change the recognition and measurement of debt issuance costs. The Company will reclassify its debt issuance costs from Other assets to Long-term debt, net of current portion for all periods presented when it adopts the standard. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2015.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of financial condition and results of operations ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying financial statement notes. Any reference to restaurants refers to company-owned restaurants unless otherwise indicated.
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 28, 2014 contained 52 weeks. The three months ended March 29, 2015 and March 30, 2014 each contained thirteen weeks. The fiscal year ending January 3, 2016 will contain 53 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 25 years and 35 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of March 29, 2015, our company-owned restaurants included 130 Pollo Tropical restaurants and 164 Taco Cabana restaurants (including two restaurants under the Cabana Grill® logo, which is an elevated, non-24 hour format for Taco Cabana which we are currently testing outside of Texas).
We franchise our Pollo Tropical restaurants primarily internationally and as of March 29, 2015, we had 37 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Panama, the Dominican Republic, Guatemala, and on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets, and we have commitments for additional non-traditional locations in U.S. markets in which we currently operate.
As of March 29, 2015, we had four Taco Cabana franchised restaurants located in New Mexico and three non-traditional Taco Cabana licensed locations in Texas.
Executive Summary-Consolidated Operating Performance for the Three Months Ended March 29, 2015
Our first quarter 2015 results and highlights include the following:
•Net income increased $1.8 million to $10.5 million in the first quarter of 2015, or $0.39 per diluted share, compared to net income of $8.7 million, or $0.33 per diluted share in the first quarter of 2014, primarily due to the net impact of the growth in revenues discussed below.
•Total revenues increased 12.7% in the first quarter of 2015 to $163.9 million compared to $145.4 million in the first quarter of 2014, driven primarily by an increase in the number of our company-owned restaurants and an increase in comparable restaurant sales of 6.4% for our Pollo Tropical restaurants and 3.8% for our Taco Cabana restaurants. The growth in comparable restaurant sales resulted primarily from an increase in average check of 5.5% at Pollo Tropical and 3.1% at Taco Cabana and an increase in transactions of 0.9% at Pollo Tropical and 0.7% at Taco Cabana.
•During the first quarter of 2015, we opened six new company-owned Pollo Tropical restaurants and permanently closed three company-owned Taco Cabana restaurants. During the first quarter of 2014, we opened four new company-owned Pollo Tropical restaurants.
•Adjusted EBITDA increased $4.2 million in the first quarter of 2015 to $25.0 million compared to $20.8 million in the first quarter of 2014, also primarily due to the net impact of the increase in revenues. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table sets forth, for the three months ended March 29, 2015 and March 30, 2014, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Three Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					53.3%	49.3%
Taco Cabana					46.7%	50.7%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	32.8%	32.6%	29.6%	30.4%	31.4%	31.4%
Restaurant wages and related expenses	21.6%	21.4%	28.7%	28.9%	24.9%	25.2%
Restaurant rent expense	4.2%	4.1%	5.7%	5.8%	4.9%	5.0%
Other restaurant operating expenses	11.6%	11.7%	12.8%	12.9%	12.2%	12.3%
Advertising expense	2.7%	2.7%	4.2%	4.7%	3.4%	3.7%
Pre-opening costs	1.0%	0.7%	0.1%	0.2%	0.6%	0.5%
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants:

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

December 28, 2014	124	37	161	167	7	174
New	6	—	6	—	—	—
Closed	—	—	—	(3)	—	(3)
March 29, 2015	130	37	167	164	7	171

December 29, 2013	102	39	141	165	7	172
New	4	1	5	—	—	—
Closed	—	(1)	(1)	—	—	—
March 30, 2014	106	39	145	165	7	172

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
Total revenues increased 12.7% to $163.9 million in the first quarter of 2015 from $145.4 million in the first quarter of 2014. Restaurant sales also increased 12.6% to $163.1 million in the first quarter of 2015 from $144.8 million in the first quarter of 2014. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the first quarter of 2015 compared to the first quarter of 2014 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$4.4
Incremental sales related to new restaurants	11.1
Total increase	$15.5

Taco Cabana:
Increase in comparable restaurant sales	$2.7
Incremental sales related to new restaurants, net of closed restaurants	—
Total increase	$2.7
Comparable restaurant sales for Pollo Tropical restaurants increased 6.4% in the first quarter of 2015. Comparable restaurant sales for Taco Cabana restaurants increased 3.8% in the first quarter of 2015. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases in comparable restaurant sales result primarily from an increase in guest traffic and an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 5.4% in the first quarter of 2015 as compared to the first quarter of 2014. For Taco Cabana, menu price increases drove an increase in restaurant sales of 1.9% in the first quarter of 2015 as compared to the first quarter of 2014, and the remaining increase in average check was primarily driven by a positive change in sales mix due to the implementation of new menu boards during the first quarter of 2015.
Restaurants in markets that haven't reached media efficiency generally have lower sales than restaurants in existing media-efficient markets.
Franchise revenues increased to $0.8 million in the first quarter of 2015 from $0.6 million in the first quarter of 2014.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the first quarter of 2015 compared to the first quarter of 2014. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Higher commodity costs	1.8%
Menu price increases	(1.8)%
Other	0.2%
Net increase in cost of sales as a percentage of restaurant sales	0.2%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable stores	(1.0)%
Higher labor costs and impact of lower sales volumes for new stores	0.8%
Lower medical benefit costs	(0.2)%
Higher workers' compensation claim costs	0.4%
Other	0.2%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.2%

Other operating expenses:
Lower repairs and maintenance costs	(0.2)%
Higher insurance costs	0.1%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.1)%

Advertising expense:
Net change in advertising expense as a percentage of restaurant sales	—%

Pre-opening costs:
Increase in number of restaurants opened	0.3%
Net increase in pre-opening costs as a percentage of restaurant sales	0.3%

Taco Cabana:
Cost of sales:
Higher commodity costs	0.5%
Menu price increases	(0.6)%
Menu board changes and sales mix	(0.5)%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(0.8)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable stores	(0.2)%
Lower workers' compensation claim costs	(0.2)%
Higher medical costs	0.1%
Other	0.1%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.2)%

Other operating expenses:
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.1)%

Advertising expense:
Timing of promotions and impact of higher sales	(0.5)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.5)%

Pre-opening costs:
Increased sales and timing of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 4.9% in the first quarter of 2015 from 5.0% the first quarter of 2014 primarily as a result of the impact of higher sales, partially offset by new restaurants, which generally have higher rent.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $13.8 million in the first quarter of 2015 and $12.2 million in the first quarter of 2014 and as a percentage of total revenues, general and administrative expenses were 8.4% in both the first quarter of 2015 and the first quarter of 2014. General and administrative expenses increased $1.6 million in the first quarter of 2015 compared to the first quarter of 2014 primarily due to personnel and training to support the ongoing Pollo Tropical expansion into new markets.
Adjusted EBITDA. Adjusted EBITDA, which is one of the measures of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal, supply chain, development, and other administrative functions. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for Pollo Tropical increased to $16.0 million in the first quarter of 2015 from $13.7 million in the first quarter of 2014 due primarily to the net impact of the increase in revenues, partially offset by an increase in pre-opening costs.

Adjusted EBITDA for Taco Cabana increased to $9.0 million in the first quarter of 2015 from $7.1 million in the first quarter of 2014 also primarily due to the net impact of the increase in revenues.
Depreciation and Amortization. Depreciation and amortization expense increased to $6.8 million in the first quarter of 2015 from $5.3 million in the first quarter of 2014 due primarily to increased depreciation relating to new restaurant openings.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.1 million in the first quarter of 2015 and consisted of impairment charges for Taco Cabana locations that have closed or will be closed.
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
Other (Income) Expense. Other income in the first quarter of 2015 primarily consisted of a previously deferred gain from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding.
Interest Expense. Interest expense decreased $0.2 million to $0.4 million in the first quarter of 2015 from $0.6 million in the first quarter 2014 due primarily to lower borrowing rates and higher capitalized interest in 2015.
Provision for Income Taxes. The provision for income taxes was derived using an estimated effective annual income tax rate of 38.3% for the first quarter of 2015 and 2014. There were no discrete tax adjustments in the first quarter of 2015 or 2014.
Net Income. As a result of the foregoing, we had net income of $10.5 million in the first quarter of 2015 compared to net income of $8.7 million in the first quarter of 2014.
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
Operating Activities. Net cash provided by operating activities for the first three months of 2015 was $12.8 million. Net cash provided by operating activities for the first three months of 2014 was $6.9 million. The increase in net cash provided by operating activities in the first quarter of 2015 was primarily driven by the increase in Adjusted EBITDA and the receipt of a federal tax refund in the first quarter of 2015. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".
Investing Activities. Net cash used in investing activities in the first three months of 2015 and 2014 was $19.3 million and $9.5 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended March 29, 2015:
New restaurant development	$14,476	$1,479	$—	$15,955
Restaurant remodeling	—	872	—	872
Other restaurant capital expenditures (1)	555	690	—	1,245
Corporate and restaurant information systems	11	10	1,164	1,185
Total capital expenditures	$15,042	$3,051	$1,164	$19,257
Number of new restaurant openings	6	—		6
Three Months Ended March 30, 2014:
New restaurant development	$9,040	$1,829	$—	$10,869
Restaurant remodeling	—	1,929	—	1,929
Other restaurant capital expenditures (1)	615	817	—	1,432
Corporate and restaurant information systems	166	74	1,759	1,999
Total capital expenditures	$9,821	$4,649	$1,759	$16,229
Number of new restaurant openings	4	—		4
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 29, 2015 and March 30, 2014, total restaurant repair and maintenance expenses were approximately $3.5 million and $3.1 million, respectively.

In the first three months of 2014, investing activities also included two sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.7 million, as well as the sale of an excess Taco Cabana property, the net proceeds from which were $1.0 million.
Financing Activities. Net cash provided by financing activities in the first three months of 2015 was $4.9 million and included net revolving credit borrowings under our senior credit facility of $4.0 million and the excess tax benefit from vesting of restricted shares of $0.9 million. Net cash used in financing activities in the first three months of 2014 was $6.0 million and included net repayments of revolving credit borrowings under our senior credit facility of $7.0 million and the excess tax benefit from vesting of restricted shares of $1.1 million.
Senior Credit Facility. In December 2013, we terminated our former senior credit facility and entered into a new senior credit facility. The senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On March 29, 2015, there were $70.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio
(with a margin of 0.50% as of March 29, 2015), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at March 29, 2015).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.25% at March 29, 2015) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of March 29, 2015, we were in compliance with the covenants under our senior credit facility. After reserving $6.3 million for letters of credit issued under the senior credit facility, $73.7 million was available for borrowing under the senior credit facility at March 29, 2015.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
There have been no significant changes outside the ordinary course of business to our contractual obligations since December 28, 2014. Information regarding our contractual obligations is included under "Contractual Obligations" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements for the year ended December 28, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the three months ended March 29, 2015.
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

A reconciliation of Adjusted EBITDA to consolidated net income follows:

	Three Months Ended
(Dollars in thousands)	March 29, 2015	March 30, 2014
Adjusted EBITDA:
Pollo Tropical	$16,011	$13,677
Taco Cabana	8,957	7,103
Consolidated	24,968	20,780
Less:
Depreciation and amortization	6,847	5,345
Impairment and other lease charges	94	(15)
Interest expense	438	603
Provision for income taxes	6,519	5,413
Stock-based compensation expense	941	721
Other (income) expense	(372)	(6)
Net income	$10,501	$8,719
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
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 28, 2014 with respect to our market risk sensitive instruments.
ITEM 4—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2015.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the first quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
There have been no material changes to the legal proceedings previously disclosed in Part 1 - Item 1 our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
Item 1A.    Risk Factors
Part 1 - Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
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

FIESTA RESTAURANT GROUP, INC.

Date: April 30, 2015	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: April 30, 2015	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Senior Vice President, Chief Financial Officer and Treasurer

Date: April 30, 2015	/S/ ANGELA J. NEWELL
(Signature)
Angela J. Newell Vice President, Corporate Controller