Form 10-Q
period 2015-06-28
Fiesta Restaurant Group, Inc.
filed 2015-07-30
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2015, Fiesta Restaurant Group, Inc. had 26,831,201 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JUNE 28, 2015

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	June 28, 2015	December 28, 2014
ASSETS
Current assets:
Cash	$5,519	$5,087
Trade receivables	9,229	6,340
Inventories	2,529	2,719
Prepaid rent	2,964	2,894
Income tax receivable	1,759	4,974
Prepaid expenses and other current assets	4,372	3,166
Deferred income taxes	2,925	2,925
Total current assets	29,297	28,105
Property and equipment, net	218,589	191,371
Goodwill	123,484	123,484
Deferred income taxes	11,055	11,055
Deferred financing costs, net	1,079	1,233
Other assets	2,696	2,708
Total assets	$386,200	$357,956
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$36	$61
Accounts payable	12,337	10,151
Accrued payroll, related taxes and benefits	13,336	15,857
Accrued real estate taxes	4,090	5,044
Other liabilities	8,897	8,310
Total current liabilities	38,696	39,423
Long-term debt, net of current portion	72,264	67,264
Lease financing obligations	1,662	1,660
Deferred income—sale-leaseback of real estate	31,899	34,079
Other liabilities	17,290	15,943
Total liabilities	161,811	158,369
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,831,604 and 26,782,945 shares, respectively, and outstanding 26,531,479 and 26,358,448 shares, respectively.	265	264
Additional paid-in capital	156,918	153,867
Retained earnings	67,206	45,456
Total stockholders' equity	224,389	199,587
Total liabilities and stockholders' equity	$386,200	$357,956

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenues:
Restaurant sales	$171,268	$153,515	$334,326	$298,340
Franchise royalty revenues and fees	632	670	1,449	1,281
Total revenues	171,900	154,185	335,775	299,621
Costs and expenses:
Cost of sales	54,223	48,960	105,346	94,489
Restaurant wages and related expenses (including stock-based compensation expense of $40, $21, $107, and $30, respectively)	42,383	39,116	82,973	75,622
Restaurant rent expense	8,048	7,374	16,055	14,578
Other restaurant operating expenses	21,362	19,466	41,221	37,351
Advertising expense	5,144	4,676	10,698	10,095
General and administrative (including stock-based compensation expense of $1,055, $1,058, $1,929, and $1,770, respectively)	13,624	12,132	27,388	24,283
Depreciation and amortization	7,401	5,578	14,248	10,923
Pre-opening costs	1,211	1,188	2,162	1,871
Impairment and other lease charges	—	32	94	17
Other (income) expense	(142)	—	(514)	(6)
Total operating expenses	153,254	138,522	299,671	269,223
Income from operations	18,646	15,663	36,104	30,398
Interest expense	414	568	852	1,171
Income before income taxes	18,232	15,095	35,252	29,227
Provision for income taxes	6,983	5,781	13,502	11,194
Net income	$11,249	$9,314	$21,750	$18,033
Basic net income per share	$0.42	$0.35	$0.81	$0.67
Diluted net income per share	$0.42	$0.35	$0.81	$0.67
Basic weighted average common shares outstanding	26,490,673	26,271,116	26,462,919	26,236,432
Diluted weighted average common shares outstanding	26,497,658	26,271,116	26,470,130	26,236,713

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders'
	Stock Shares	Stock	Capital	Earnings	Equity
Balance at December 29, 2013	26,082,800	$261	$148,765	$9,280	$158,306
Stock-based compensation	—	—	1,800	—	1,800
Vesting of restricted shares and related tax benefit	235,669	2	1,313	—	1,315
Share issuance costs	—	—	(30)	—	(30)
Net income	—	—	—	18,033	18,033
Balance at June 29, 2014	26,318,469	$263	$151,848	$27,313	$179,424

Balance at December 28, 2014	26,358,448	$264	$153,867	$45,456	$199,587
Stock-based compensation	—	—	2,036	—	2,036
Vesting of restricted shares and related tax benefit	173,031	1	1,015	—	1,016
Net income	—	—	—	21,750	21,750
Balance at June 28, 2015	26,531,479	$265	$156,918	$67,206	$224,389

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$21,750	$18,033
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	(271)	98
Stock-based compensation	2,036	1,800
Impairment and other lease charges	94	17
Depreciation and amortization	14,248	10,923
Amortization of deferred financing costs	154	154
Amortization of deferred gains from sale-leaseback transactions	(1,812)	(1,838)
Deferred income taxes	—	(160)
Changes in other operating assets and liabilities	(1,997)	(3,082)
Net cash provided from operating activities	34,202	25,945
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(33,462)	(26,604)
Restaurant remodeling	(1,526)	(4,350)
Other restaurant capital expenditures	(2,679)	(2,639)
Corporate and restaurant information systems	(2,233)	(2,431)
Total capital expenditures	(39,900)	(36,024)
Proceeds from sale-leaseback transactions	—	5,692
Proceeds from disposals of other properties	139	1,027
Net cash used in investing activities	(39,761)	(29,305)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	1,016	1,315
Share issuance costs	—	(30)
Borrowings on revolving credit facility	16,000	16,000
Repayments on revolving credit facility	(11,000)	(21,000)
Principal payments on capital leases	(25)	(30)
Other financing costs	—	(6)
Net cash provided by (used in) financing activities	5,991	(3,751)
Net increase (decrease) in cash	432	(7,111)
Cash, beginning of period	5,087	10,978
Cash, end of period	$5,519	$3,867
Supplemental disclosures:
Interest paid on long-term debt	$819	$976
Interest paid on lease financing obligations	$70	$69
Accruals for capital expenditures	$4,813	$615
Income tax payments, net	$9,270	$6,411

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At June 28, 2015, Fiesta owned and operated 136 Pollo Tropical® restaurants, of which 111 were located in Florida, sixteen were located in Texas, seven were located in Georgia and two were located in Tennessee and franchised a total of 35 Pollo Tropical restaurants, including 17 in Puerto Rico, five in Panama, two in Guatemala, two in Trinidad & Tobago, one in Venezuela, one in the Bahamas, one in Ecuador, one in Honduras and five on college campuses in Florida. At June 28, 2015, Fiesta owned and operated 163 Taco Cabana® restaurants, of which 160 were located in Texas, one was located in Oklahoma and, under the Cabana Grill® logo, which is an elevated, non-24 hour format for Taco Cabana, one was located in Georgia and one was located in Florida, and franchised a total of six Taco Cabana restaurants, including four in New Mexico, and two non-traditional locations (college campuses) in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 28, 2014 contained 52 weeks. The three and six months ended June 28, 2015 and June 29, 2014 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending January 3, 2016 will contain 53 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 28, 2015 and June 29, 2014 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 28, 2015 and June 29, 2014 are not necessarily indicative of the results to be expected for the full year.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under our senior credit facility, which is considered Level 2, is based on current LIBOR rates and at June 28, 2015, was approximately $71.0 million.

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
2. Other Liabilities
Other liabilities, current, consisted of the following:

	June 28, 2015	December 28, 2014
Accrued workers' compensation and general liability claims	$4,503	$3,996
Sales and property taxes	2,000	1,933
Accrued occupancy costs	531	508
Other	1,863	1,873
	$8,897	$8,310
Other liabilities, long-term, consisted of the following:

	June 28, 2015	December 28, 2014
Accrued occupancy costs	$13,391	$12,254
Deferred compensation	1,465	1,102
Accrued workers' compensation and general liability claims	1,075	977
Other	1,359	1,610
	$17,290	$15,943
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $0.9 million and $1.0 million are included in long-term accrued occupancy costs at June 28, 2015 and December 28, 2014, respectively, with the remainder in other current liabilities:

	Six Months Ended June 28, 2015	Year Ended December 28, 2014
Balance, beginning of period	$1,251	$1,439
Additional lease charges, net of recoveries	—	5
Payments, net	(110)	(321)
Other adjustments	85	128
Balance, end of period	$1,226	$1,251
3. Stock-Based Compensation
During the six months ended June 28, 2015 and June 29, 2014, the Company granted 22,597 and 71,891 non-vested restricted shares, respectively, under the Fiesta Plan to certain employees. These shares vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for these non-vested shares issued to employees during the six months ended June 28, 2015 and June 29, 2014 was $62.05 and $45.04, respectively.
During the six months ended June 28, 2015 and June 29, 2014, the Company granted 10,007 and 24,252 restricted stock units, respectively, under the Fiesta Plan to certain employees. Certain of the restricted stock units vest and become non-forfeitable over a four year vesting period and certain of the restricted stock units vest and become non-forfeitable at the end of a four year

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

vesting period. The weighted average fair value at grant date for these restricted stock units issued to employees during the six months ended June 28, 2015 and June 29, 2014 was $62.05 and $45.04, respectively.
During the three months ended June 28, 2015 and June 29, 2014, the Company granted 8,698 and 8,399 non-vested restricted shares, respectively, to non-employee directors. The weighted average fair value at the grant date for restricted non-vested shares issued to directors during the three months ended June 28, 2015 and June 29, 2014 was $54.06 and $37.23, respectively. These shares vest and become non-forfeitable over a one year vesting period.
Also during the six months ended June 28, 2015, the Company granted in the aggregate 17,501 non-vested restricted shares and 17,501 restricted stock units under the Fiesta Plan to certain employees subject to performance conditions. The non-vested restricted shares vest and become non-forfeitable over a four year vesting period subject to the attainment of performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three year vesting period. The number of shares into which the restricted stock units convert is determined based on the attainment of certain performance conditions, and ranges from no shares if the minimum performance condition is not met to 35,002 shares if the maximum performance condition is met. The weighted average fair value at the grant date for restricted non-vested shares and restricted stock units subject to performance conditions issued during the six months ended June 28, 2015 was $65.01.
Stock-based compensation expense for the six months ended June 28, 2015 and June 29, 2014 was $2.0 million and $1.8 million, respectively. As of June 28, 2015, the total unrecognized stock-based compensation expense relating to non-vested restricted shares and restricted stock units was approximately $9.0 million. At June 28, 2015, the remaining weighted average vesting period for non-vested restricted shares and restricted stock units was 2.0 years.
  A summary of all non-vested restricted shares and restricted stock units activity for the six months ended June 28, 2015 was as follows:

	Non-Vested Shares		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Price	Units	Price
Outstanding at December 28, 2014	424,497	$20.50	20,783	$45.04
Granted	48,796	61.69	27,508	63.93
Vested	(172,923)	17.56	(108)	45.04
Forfeited	(245)	32.12	(2,419)	49.37
Outstanding at June 28, 2015	300,125	$28.88	45,764	$56.17
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, and a current income tax receivable.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
June 28, 2015:
Restaurant sales	$89,569	$81,699	$—	$171,268
Franchise revenue	477	155	—	632
Cost of sales	30,094	24,129	—	54,223
Restaurant wages and related expenses (1)	19,251	23,132	—	42,383
Restaurant rent expense	3,820	4,228	—	8,048
Other restaurant operating expenses	10,893	10,469	—	21,362
Advertising expense	1,904	3,240	—	5,144
General and administrative expense (2)	7,651	5,973	—	13,624
Depreciation and amortization	4,340	3,061	—	7,401
Pre-opening costs	1,144	67	—	1,211
Impairment and other lease charges	—	—	—	—
Interest expense	176	238	—	414
Income before taxes	10,908	7,324	—	18,232
Capital expenditures	17,102	2,607	934	20,643
June 29, 2014:
Restaurant sales	$75,253	$78,262	$—	$153,515
Franchise revenue	542	128	—	670
Cost of sales	24,983	23,977	—	48,960
Restaurant wages and related expenses (1)	16,423	22,693	—	39,116
Restaurant rent expense	3,071	4,303	—	7,374
Other restaurant operating expenses	9,422	10,044	—	19,466
Advertising expense	1,639	3,037	—	4,676
General and administrative expense (2)	6,420	5,712	—	12,132
Depreciation and amortization	2,750	2,828	—	5,578
Pre-opening costs	968	220	—	1,188
Impairment and other lease charges	(31)	63	—	32
Interest expense	262	306	—	568
Income before taxes	9,888	5,207	—	15,095
Capital expenditures	14,302	5,122	371	19,795

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Six Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
June 28, 2015:
Restaurant sales	$176,458	$157,868	$—	$334,326
Franchise revenue	1,158	291	—	1,449
Cost of sales	58,633	46,713	—	105,346
Restaurant wages and related expenses (1)	38,005	44,968	—	82,973
Restaurant rent expense	7,469	8,586	—	16,055
Other restaurant operating expenses	20,982	20,239	—	41,221
Advertising expense	4,262	6,436	—	10,698
General and administrative expense (2)	15,448	11,940	—	27,388
Depreciation and amortization	8,079	6,169	—	14,248
Pre-opening costs	2,014	148	—	2,162
Impairment and other lease charges	—	94	—	94
Interest expense	361	491	—	852
Income before taxes	22,498	12,754	—	35,252
Capital expenditures	32,144	5,658	2,098	39,900
June 29, 2014:
Restaurant sales	$146,609	$151,731	$—	$298,340
Franchise revenue	1,030	251	—	1,281
Cost of sales	48,212	46,277	—	94,489
Restaurant wages and related expenses (1)	31,688	43,934	—	75,622
Restaurant rent expense	5,988	8,590	—	14,578
Other restaurant operating expenses	17,799	19,552	—	37,351
Advertising expense	3,601	6,494	—	10,095
General and administrative expense (2)	12,660	11,623	—	24,283
Depreciation and amortization	5,327	5,596	—	10,923
Pre-opening costs	1,501	370	—	1,871
Impairment and other lease charges	(70)	87	—	17
Interest expense	549	622	—	1,171
Income before taxes	20,384	8,843	—	29,227
Capital expenditures	24,123	9,771	2,130	36,024
Identifiable Assets:
June 28, 2015:	$207,541	$170,935	$7,724	$386,200
December 28, 2014	177,923	167,729	12,304	357,956

(1) Includes stock-based compensation expense of $40 and $107 for the three and six months ended June 28, 2015, respectively, and $21 and $30 for the three and six months ended June 29, 2014, respectively.
(2) Includes stock-based compensation expense of $1,055 and $1,929 for the three and six months ended June 28, 2015, respectively, and $1,058 and $1,770 for the three and six months ended June 29, 2014, respectively.

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
Diluted earnings per share reflects the potential dilution that could occur if our restricted stock units were converted into common shares. Restricted stock units with performance conditions are only included in the diluted earnings per share calculation to the extent that the performance conditions have been met at the measurement date. We compute diluted earnings per share by adjusting the basic weighted average number of common shares by the dilutive effect of the restricted stock units, determined using the treasury stock method. Weighted average outstanding restricted stock units totaling 9,391 and 23,596 shares were not included in the computation of diluted earnings per share for the three months ended June 28, 2015 and June 29, 2014, respectively, because to do so would have been antidilutive.
The computation of basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Basic and diluted net income per share:
Net income	$11,249	$9,314	$21,750	$18,033
Less: income allocated to participating securities	(142)	(178)	(285)	(354)
Net income available to common stockholders	$11,107	$9,136	$21,465	$17,679
Weighted average common shares, basic	26,490,673	26,271,116	26,462,919	26,236,432
Restricted stock units	6,985	—	7,211	281
Weighted average common shares, diluted	26,497,658	26,271,116	26,470,130	26,236,713

Basic net income per common share	$0.42	$0.35	$0.81	$0.67
Diluted net income per common share	$0.42	$0.35	$0.81	$0.67
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
There were no material changes to the status of the class action suit filed by Daisy, Inc., an automotive repair shop in Cape Coral, Florida, against Fiesta Restaurant Group, Inc. during the six months ended June 28, 2015. The amount of any loss related to this matter cannot be reasonably estimated at this time. The Company does not have insurance coverage for this claim.
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
In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs. ASU 2015-03 generally requires debt issuance costs related to a recognized liability to be reported as a direct reduction from the carrying amount of the debt. However, cost incurred in connection with revolving-debt arrangements may continue to be presented as an asset. The new standard does not change the recognition and measurement of debt issuance costs. Because the Company's debt issuance costs are related to its revolving credit facility, the Company may continue to classify its debt issuance costs as an asset. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2015.

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 28, 2014 contained 52 weeks. The three and six months ended June 28, 2015 and June 29, 2014 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending January 3, 2016 will contain 53 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 25 years and 35 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of June 28, 2015, our company-owned restaurants included 136 Pollo Tropical restaurants and 163 Taco Cabana restaurants (including two restaurants under the Cabana Grill® logo, which is an elevated, non-24 hour format for Taco Cabana which we are currently testing outside of Texas).
We franchise our Pollo Tropical restaurants primarily internationally and as of June 28, 2015, we had 30 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Panama and Guatemala, and five non-traditional licensed locations on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets, and we have commitments for additional non-traditional locations in U.S. markets in which we currently operate.
As of June 28, 2015, we had four Taco Cabana franchised restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations in Texas.
Executive Summary-Consolidated Operating Performance for the Three Months Ended June 28. 2015
Our second quarter 2015 results and highlights include the following:
•Net income increased $1.9 million to $11.2 million in the second quarter of 2015, or $0.42 per diluted share, compared to net income of $9.3 million, or $0.35 per diluted share in the second quarter of 2014, primarily due to the net impact of the growth in revenues discussed below.
•Total revenues increased 11.5% in the second quarter of 2015 to $171.9 million compared to $154.2 million in the second quarter of 2014, driven primarily by an increase in the number of our company-owned restaurants and an increase in comparable restaurant sales of 4.3% for our Pollo Tropical restaurants and 5.6% for our Taco Cabana restaurants. The growth in comparable restaurant sales resulted primarily from an increase in average check of 4.5% at Pollo Tropical and 4.6% at Taco Cabana and an increase in transactions of 1.0% at Taco Cabana, partially offset by a decrease in transactions at Pollo Tropical of 0.2%.
•During the second quarter of 2015, we opened six new company-owned Pollo Tropical restaurants and one Taco Cabana restaurant and permanently closed two company-owned Taco Cabana restaurants. During the second quarter of 2014, we opened six new company-owned Pollo Tropical restaurants and one restaurant under our elevated non-24 hour Taco Cabana format, Cabana Grill.
•Adjusted EBITDA increased $4.6 million in the second quarter of 2015 to $27.0 million compared to $22.4 million in the second quarter of 2014, also primarily due to the net impact of the increase in revenues. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants:

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

December 28, 2014	124	37	161	167	7	174
New	6	—	6	—	—	—
Closed	—	—	—	(3)	—	(3)
March 29, 2015	130	37	167	164	7	171
New	6	—	6	1	—	1
Closed	—	(2)	(2)	(2)	(1)	(3)
June 28, 2015	136	35	171	163	6	169

December 29, 2013	102	39	141	165	7	172
New	4	1	5	—	—	—
Closed	—	(1)	(1)	—	—	—
March 29, 2014	106	39	145	165	7	172
New	6	—	6	1	—	1
Closed	—	(4)	(4)	—	—	—
June 29, 2014	112	35	147	166	7	173

Three Months Ended June 28, 2015 Compared to Three Months Ended June 29, 2014
The following table sets forth, for the three months ended June 28, 2015 and June 29, 2014, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Three Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					52.3%	49.0%
Taco Cabana					47.7%	51.0%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	33.6%	33.2%	29.5%	30.6%	31.7%	31.9%
Restaurant wages and related expenses	21.5%	21.8%	28.3%	29.0%	24.7%	25.5%
Restaurant rent expense	4.3%	4.1%	5.2%	5.5%	4.7%	4.8%
Other restaurant operating expenses	12.2%	12.5%	12.8%	12.8%	12.5%	12.7%
Advertising expense	2.1%	2.2%	4.0%	3.9%	3.0%	3.0%
Pre-opening costs	1.3%	1.3%	0.1%	0.3%	0.7%	0.8%

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
Total revenues increased 11.5% to $171.9 million in the second quarter of 2015 from $154.2 million in the second quarter of 2014. Restaurant sales increased 11.6% to $171.3 million in the second quarter of 2015 from $153.5 million in the second quarter of 2014. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the second quarter of 2015 compared to the second quarter of 2014 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$3.0
Incremental sales related to new restaurants, net of temporarily closed restaurant	11.3
Total increase	$14.3

Taco Cabana:
Increase in comparable restaurant sales	$4.2
Decrease in sales related to closed restaurants, net of new restaurants	(0.8)
Total increase	$3.4
Comparable restaurant sales for Pollo Tropical restaurants increased 4.3% in the second quarter of 2015. Comparable restaurant sales for Taco Cabana restaurants increased 5.6% in the second quarter of 2015. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases in comparable restaurant sales result primarily from an increase in average check and an increase in guest traffic. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 5.4% in the second quarter of 2015 as compared to the second quarter of 2014, partially offset by a decrease due to sales mix and higher discounting. For Taco Cabana, menu price increases drove an increase in restaurant sales of 2.9% in the second quarter of 2015 as compared to the second quarter of 2014, and the remaining increase in average check was primarily driven by a positive change in sales mix due to the implementation of new menu boards during the first quarter of 2015. Comparable restaurant sales for Taco Cabana also reflect transaction growth of 1.0% in the second quarter of 2015.
Restaurants in markets that haven't reached media efficiency generally have lower sales than restaurants in existing media-efficient markets.
Franchise revenues decreased to $0.6 million in the second quarter of 2015 from $0.7 million in the second quarter of 2014.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the second quarter of 2015 compared to the second quarter of 2014. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Higher commodity costs	2.1%
Menu price increases	(1.8)%
Other	0.1%
Net increase in cost of sales as a percentage of restaurant sales	0.4%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable stores	(0.9)%
Higher labor costs and impact of lower sales volumes for new stores	0.9%
Lower medical benefit costs	(0.3)%
Higher workers' compensation claim costs	0.2%
Other	(0.2)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.3)%

Other operating expenses:
Lower repairs and maintenance costs (1)	(0.5)%
Lower insurance claims	(0.2)%
Other (2)	0.4%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.3)%

Advertising expense:
Impact of higher sales	(0.1)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.1)%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%
(1) The prior year includes additional costs related to the conversion to Coca-Cola products under a new five year contract.
(2) Includes higher costs related to real estate taxes, sanitation and various other costs.

Taco Cabana:
Cost of sales:
Higher commodity costs	0.1%
Menu price increases	(0.9)%
Menu board changes and sales mix	(0.5)%
Other	0.2%
Net decrease in cost of sales as a percentage of restaurant sales	(1.1)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable stores	(0.5)%
Lower workers' compensation claim costs	(0.2)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.7)%

Other operating expenses:
Lower repairs and maintenance costs	(0.3)%
Other (1)	0.3%
Net change in other restaurant operating expenses as a percentage of restaurant sales	—%

Advertising expense:
Timing of promotions	0.1%
Net increase in advertising expense as a percentage of restaurant sales	0.1%

Pre-opening costs:
Increased sales and timing of restaurant openings	(0.2)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.2)%
(1) Includes higher costs related to sanitation, security and various other costs.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 4.7% in the second quarter of 2015 from 4.8% the second quarter of 2014 primarily as a result of the impact of higher sales, partially offset by new restaurants, which generally have higher rent.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $13.6 million in the second quarter of 2015 and $12.1 million in the second quarter of 2014, and as a percentage of total revenues, general and administrative expenses were 7.9% in both the second quarter of 2015 and the second quarter of 2014. General and administrative expenses increased $1.5 million in the second quarter of 2015 compared to the second quarter of 2014 primarily due to brand and corporate personnel and training to support the ongoing Pollo Tropical expansion into new markets.
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

Adjusted EBITDA for Pollo Tropical increased to $15.9 million in the second quarter of 2015 from $13.4 million in the second quarter of 2014 due primarily to the net impact of the increase in revenues. Adjusted EBITDA for Taco Cabana increased to $11.1 million in the second quarter of 2015 from $8.9 million in the second quarter of 2014 also primarily due to the net impact of the increase in revenues.
Depreciation and Amortization. Depreciation and amortization expense increased to $7.4 million in the second quarter of 2015 from $5.6 million in the second quarter of 2014 due primarily to increased depreciation relating to new restaurant openings.
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
Other (Income) Expense. Other income in the second quarter of 2015 primarily consisted of expected business interruption insurance proceeds for a Pollo Tropical location that was temporarily closed due to a fire.
Interest Expense. Interest expense decreased $0.2 million to $0.4 million in the second quarter of 2015 from $0.6 million in the second quarter 2014 due primarily to lower borrowing rates and higher capitalized interest in 2015.
Provision for Income Taxes. The provision for income taxes was derived using an estimated effective annual income tax rate of 38.3% for the second quarter of 2015 and 2014. There were no discrete tax adjustments in the second quarter of 2015 or 2014.
Net Income. As a result of the foregoing, we had net income of $11.2 million in the second quarter of 2015 compared to net income of $9.3 million in the second quarter of 2014.
Six Months Ended June 28, 2015 Compared to Six Months Ended June 29, 2014
The following table sets forth, for the six months ended June 28, 2015 and June 29, 2014, selected consolidated operating results as a percentage of consolidated restaurant sales:

	Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					52.8%	49.1%
Taco Cabana					47.2%	50.9%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	33.2%	32.9%	29.6%	30.5%	31.5%	31.7%
Restaurant wages and related expenses	21.5%	21.6%	28.5%	29.0%	24.8%	25.3%
Restaurant rent expense	4.2%	4.1%	5.4%	5.7%	4.8%	4.9%
Other restaurant operating expenses	11.9%	12.1%	12.8%	12.9%	12.3%	12.5%
Advertising expense	2.4%	2.5%	4.1%	4.3%	3.2%	3.4%
Pre-opening costs	1.1%	1.0%	0.1%	0.2%	0.6%	0.6%
Total revenues increased 12.1% to $335.8 million in the six months ended June 28, 2015 from $299.6 million in the six months ended June 29, 2014. Restaurant sales also increased 12.1% to $334.3 million in the six months ended June 28, 2015 from $298.3 million in the six months ended June 29, 2014. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the six months ended June 28, 2015 compared to the six months ended June 29, 2014 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$7.4
Incremental sales related to new restaurants, net of temporarily closed restaurant	22.4
Total increase	$29.8

Taco Cabana:
Increase in comparable restaurant sales	$6.9
Decrease in sales related to closed restaurants, net of new restaurants	(0.8)
Total increase	$6.1
Comparable restaurant sales for Pollo Tropical restaurants increased 5.4% in the six months ended June 28, 2015. Comparable restaurant sales for Taco Cabana restaurants increased 4.7% in the six months ended June 28, 2015. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 5.4% in the six months ended June 28, 2015 as compared to the six months ended June 29, 2014. For Taco Cabana, menu price increases drove an increase in restaurant sales of 2.4% in the six months ended June 28, 2015 as compared to the six months ended June 29, 2014, and the remaining increase in average check was primarily driven by a positive change in sales mix due to the implementation of new menu boards in the first quarter of 2015. Comparable restaurant sales for Taco Cabana also reflect transaction growth of 0.9% in the six months ended June 28, 2015.
Restaurants in markets that haven't reached media efficiency generally have lower sales than restaurants in existing media-efficient markets.
Franchise revenues increased to $1.4 million in the six months ended June 28, 2015 from $1.3 million in the six months ended June 29, 2014.

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the six months ended June 28, 2015 compared to the six months ended June 29, 2014. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Higher commodity costs	2.0%
Menu price increases	(1.8)%
Other	0.1%
Net increase in cost of sales as a percentage of restaurant sales	0.3%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable stores	(1.0)%
Higher labor costs and impact of lower sales volumes for new stores	0.9%
Lower medical benefit costs	(0.2)%
Higher workers' compensation claim costs	0.3%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.1)%

Other operating expenses:
Lower repairs and maintenance costs (1)	(0.4)%
Other	0.2%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.2)%

Advertising expense:
Impact of higher sales	(0.1)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.1)%

Pre-opening costs:
Timing of restaurant openings	0.1%
Net increase in pre-opening costs as a percentage of restaurant sales	0.1%
(1) The prior year includes additional costs related to the conversion to Coca-Cola products under a new five year contract.

Taco Cabana:
Cost of sales:
Higher commodity costs	0.3%
Menu price increases	(0.7)%
Menu board changes and sales mix	(0.5)%
Net decrease in cost of sales as a percentage of restaurant sales	(0.9)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable stores	(0.3)%
Lower workers' compensation claim costs	(0.2)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.5)%

Other operating expenses:
Lower insurance costs	(0.1)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.1)%

Advertising expense:
Timing of promotions and impact of higher sales	(0.2)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.2)%

Pre-opening costs:
Increased sales and timing of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 4.8% in the six months ended June 28, 2015 from 4.9% in the six months ended June 29, 2014 primarily as a result of the impact of higher sales, partially offset by new restaurants, which generally have higher rent.
Consolidated General and Administrative Expenses. General and administrative expenses were $27.4 million in the six months ended June 28, 2015 and $24.3 million in the six months ended June 29, 2014 and as a percentage of total revenues, general and administrative expenses increased to 8.2% in the six months ended June 28, 2015 compared to 8.1% in the six months ended June 29, 2014. General and administrative expenses increased $3.1 million in the six months ended June 28, 2015 compared to the six months ended June 29, 2014 primarily due to brand and corporate personnel and training to support the ongoing Pollo Tropical expansion into new markets.
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
Adjusted EBITDA for Pollo Tropical increased to $31.9 million in the six months ended June 28, 2015 from $27.1 million six months ended June 29, 2014 due primarily to the net impact of the increase in revenues, partially offset by an increase in pre-opening costs. Adjusted EBITDA for Taco Cabana increased to $20.1 million in the six months ended June 28, 2015 from $16.0 million in the six months ended June 29, 2014 also primarily due to the net impact of the increase in revenues.

Depreciation and Amortization. Depreciation and amortization expense increased to $14.2 million in the six months ended June 28, 2015 from $10.9 million in the six months ended June 29, 2014 due primarily to increased depreciation relating to new restaurant openings.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.1 million in the six months ended June 28, 2015 and consisted of impairment charges for Taco Cabana locations that have closed or will be closed.
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
Other (Income) Expense. Other income in the six months ended June 28, 2015 primarily consisted of a previously deferred gain from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding and expected business interruption insurance proceeds for a Pollo Tropical location that was temporarily closed due to a fire.
Interest Expense. Interest expense decreased $0.3 million to $0.9 million in the six months ended June 28, 2015 from $1.2 million in the six months ended June 29, 2014 due primarily to lower borrowing rates and higher capitalized interest in 2015.
Provision for Income Taxes. The provision for income taxes was derived using an estimated effective annual income tax rate of 38.3% for the six months ended June 28, 2015 and six months ended June 29, 2014. There were no discrete tax adjustments in the six months ended June 28, 2015 or six months ended June 29, 2014.
Net Income. As a result of the foregoing, we had net income of $21.8 million in the six months ended June 28, 2015 compared to net income of $18.0 million in the six months ended June 29, 2014.
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
Operating Activities. Net cash provided by operating activities in the first six months of 2015 and 2014 was $34.2 million and $25.9 million, respectively. The increase in net cash provided by operating activities in the first six months of 2015 was primarily driven by the increase in Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".
Investing Activities. Net cash used in investing activities in the first six months of 2015 and 2014 was $39.8 million and $29.3 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Six Months Ended June 28, 2015:
New restaurant development	$30,559	$2,903	$—	$33,462
Restaurant remodeling	—	1,526	—	1,526
Other restaurant capital expenditures (1)	1,559	1,120	—	2,679
Corporate and restaurant information systems	26	109	2,098	2,233
Total capital expenditures	$32,144	$5,658	$2,098	$39,900
Number of new restaurant openings	12	1		13
Six Months Ended June 29, 2014:
New restaurant development	$22,506	$4,098	$—	$26,604
Restaurant remodeling	—	4,350	—	4,350
Other restaurant capital expenditures (1)	1,496	1,143	—	2,639
Corporate and restaurant information systems	121	180	2,130	2,431
Total capital expenditures	$24,123	$9,771	$2,130	$36,024
Number of new restaurant openings	10	1		11
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 28, 2015 and June 29, 2014, total restaurant repair and maintenance expenses were approximately $7.2 million and $7.0 million, respectively.

In the first six months of 2014, investing activities also included two sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.7 million, as well as the sale of an excess Taco Cabana property, the net proceeds from which were $1.0 million.
Financing Activities. Net cash provided by financing activities in the first six months of 2015 was $6.0 million and included net revolving credit borrowings under our senior credit facility of $5.0 million and the excess tax benefit from vesting of restricted shares of $1.0 million. Net cash used by financing activities in the first six months of 2014 was $3.8 million and included net repayments of revolving credit borrowings under our senior credit facility of $5.0 million, partially offset by the excess tax benefit from vesting of restricted shares of $1.3 million.
Senior Credit Facility. In December 2013, we terminated our former senior credit facility and entered into a new senior credit facility. The senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On June 28, 2015, there were $71.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio
(with a margin of 0.50% as of June 28, 2015), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at June 28, 2015).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.25% at June 28, 2015) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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

The outstanding borrowings under the senior credit facility are prepayable without penalty (other than customary breakage costs). The senior credit facility requires us to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting our and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests, (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change our business. In addition, the senior credit facility requires us to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined under the senior credit facility).
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
As of June 28, 2015, we were in compliance with the covenants under our senior credit facility. After reserving $5.5 million for letters of credit issued under the senior credit facility, $73.5 million was available for borrowing under the senior credit facility at June 28, 2015.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements for the year ended December 28, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the six months ended June 28, 2015.
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

A reconciliation of Adjusted EBITDA to consolidated net income follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Adjusted EBITDA:
Pollo Tropical	$15,862	$13,425	$31,873	$27,102
Taco Cabana	11,138	8,927	20,095	16,030
Consolidated	27,000	22,352	51,968	43,132
Less:
Depreciation and amortization	7,401	5,578	14,248	10,923
Impairment and other lease charges	—	32	94	17
Interest expense	414	568	852	1,171
Provision for income taxes	6,983	5,781	13,502	11,194
Stock-based compensation expense	1,095	1,079	2,036	1,800
Other (income) expense	(142)	—	(514)	(6)
Net income	$11,249	$9,314	$21,750	$18,033
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2015.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the second quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

FIESTA RESTAURANT GROUP, INC.

Date: July 30, 2015	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: July 30, 2015	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Senior Vice President, Chief Financial Officer and Treasurer

Date: July 30, 2015	/S/ ANGELA J. NEWELL
(Signature)
Angela J. Newell Vice President, Corporate Controller