Form 10-Q
period 2015-09-27
Fiesta Restaurant Group, Inc.
filed 2015-10-29
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2015, Fiesta Restaurant Group, Inc. had 26,829,619 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 27, 2015

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	September 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash	$972	$5,087
Trade receivables	9,058	6,340
Inventories	2,661	2,719
Prepaid rent	3,110	2,894
Income tax receivable	3,756	4,974
Prepaid expenses and other current assets	3,242	3,166
Deferred income taxes	2,925	2,925
Total current assets	25,724	28,105
Property and equipment, net	237,611	191,371
Goodwill	123,484	123,484
Deferred income taxes	8,829	11,055
Deferred financing costs, net	1,002	1,233
Other assets	2,616	2,708
Total assets	$399,266	$357,956
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$52	$61
Accounts payable	13,175	10,151
Accrued payroll, related taxes and benefits	15,134	15,857
Accrued real estate taxes	5,952	5,044
Other liabilities	9,768	8,310
Total current liabilities	44,081	39,423
Long-term debt, net of current portion	68,732	67,264
Lease financing obligations	1,662	1,660
Deferred income—sale-leaseback of real estate	30,990	34,079
Other liabilities	19,789	15,943
Total liabilities	165,254	158,369
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,829,619 and 26,782,945 shares, respectively, and outstanding 26,569,431 and 26,358,448 shares, respectively.	266	264
Additional paid-in capital	158,595	153,867
Retained earnings	75,151	45,456
Total stockholders' equity	234,012	199,587
Total liabilities and stockholders' equity	$399,266	$357,956

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenues:
Restaurant sales	$171,469	$154,643	$505,795	$452,983
Franchise royalty revenues and fees	636	655	2,085	1,936
Total revenues	172,105	155,298	507,880	454,919
Costs and expenses:
Cost of sales	55,409	48,980	160,755	143,469
Restaurant wages and related expenses (including stock-based compensation expense of $40, $20, $147, and $50, respectively)	44,183	39,824	127,156	115,446
Restaurant rent expense	8,396	7,314	24,451	21,892
Other restaurant operating expenses	22,511	20,686	63,732	58,037
Advertising expense	4,831	4,180	15,529	14,275
General and administrative (including stock-based compensation expense of $1,127, $812, $3,056, and $2,582, respectively)	14,259	11,845	41,647	36,128
Depreciation and amortization	7,596	6,038	21,844	16,961
Pre-opening costs	1,689	1,427	3,851	3,298
Impairment and other lease charges	387	183	481	200
Other (income) expense	(165)	(552)	(679)	(558)
Total operating expenses	159,096	139,925	458,767	409,148
Income from operations	13,009	15,373	49,113	45,771
Interest expense	493	536	1,345	1,707
Income before income taxes	12,516	14,837	47,768	44,064
Provision for income taxes	4,571	5,682	18,073	16,876
Net income	$7,945	$9,155	$29,695	$27,188
Basic net income per share	$0.30	$0.34	$1.11	$1.02
Diluted net income per share	$0.30	$0.34	$1.11	$1.02
Basic weighted average common shares outstanding	26,557,940	26,344,102	26,494,599	26,272,322
Diluted weighted average common shares outstanding	26,565,575	26,347,326	26,501,951	26,273,584

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders'
	Stock Shares	Stock	Capital	Earnings	Equity
Balance at December 29, 2013	26,082,800	$261	$148,765	$9,280	$158,306
Stock-based compensation	—	—	2,632	—	2,632
Vesting of restricted shares and related tax benefit	272,948	3	1,725	—	1,728
Share issuance costs	—	—	(30)	—	(30)
Net income	—	—	—	27,188	27,188
Balance at September 28, 2014	26,355,748	$264	$153,092	$36,468	$189,824

Balance at December 28, 2014	26,358,448	$264	$153,867	$45,456	$199,587
Stock-based compensation	—	—	3,203	—	3,203
Vesting of restricted shares and related tax benefit	210,983	2	1,525	—	1,527
Net income	—	—	—	29,695	29,695
Balance at September 27, 2015	26,569,431	$266	$158,595	$75,151	$234,012

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income	$29,695	$27,188
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	(236)	(409)
Stock-based compensation	3,203	2,632
Impairment and other lease charges	481	200
Depreciation and amortization	21,844	16,961
Amortization of deferred financing costs	232	231
Amortization of deferred gains from sale-leaseback transactions	(2,713)	(2,754)
Deferred income taxes	2,226	102
Changes in other operating assets and liabilities	4,236	1,619
Net cash provided from operating activities	58,968	45,770
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(55,057)	(45,161)
Restaurant remodeling	(2,723)	(6,635)
Other restaurant capital expenditures	(5,197)	(3,930)
Corporate and restaurant information systems	(3,242)	(3,212)
Total capital expenditures	(66,219)	(58,938)
Proceeds from sale-leaseback transactions	—	5,692
Proceeds from disposals of other properties	149	1,729
Net cash used in investing activities	(66,070)	(51,517)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	1,527	1,728
Share issuance costs	—	(30)
Borrowings on revolving credit facility	23,500	23,000
Repayments on revolving credit facility	(22,000)	(28,000)
Principal payments on capital leases	(40)	(44)
Other financing costs	—	(6)
Net cash provided by (used in) financing activities	2,987	(3,352)
Net decrease in cash	(4,115)	(9,099)
Cash, beginning of period	5,087	10,978
Cash, end of period	$972	$1,879
Supplemental disclosures:
Interest paid on long-term debt	$1,263	$1,493
Interest paid on lease financing obligations	$105	$104
Accruals for capital expenditures	$5,325	$2,113
Income tax payments, net	$13,101	$12,442

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At September 27, 2015, Fiesta owned and operated 149 Pollo Tropical® restaurants and 163 Taco Cabana® restaurants. The Pollo Tropical restaurants include 115 located in Florida, 20 located in Texas, ten located in Georgia and four located in Tennessee. The Taco Cabana restaurants include 161 located in Texas, one located in Oklahoma and, under the Cabana Grill® logo, which is an elevated, non-24 hour format for Taco Cabana, one located in Florida. At September 27, 2015, Fiesta franchised a total of 35 Pollo Tropical restaurants and six Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, five in Panama, two in Guatemala, two in Trinidad & Tobago, one in Venezuela, one in the Bahamas, one in Ecuador, one in Honduras and five on college campuses in Florida. The franchised Taco Cabana restaurants include four in New Mexico, and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 28, 2014 contained 52 weeks. The three and nine months ended September 27, 2015 and September 28, 2014 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending January 3, 2016 will contain 53 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 27, 2015 and September 28, 2014 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 27, 2015 and September 28, 2014 are not necessarily indicative of the results to be expected for the full year.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates and at September 27, 2015, was approximately $67.5 million.

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
2. Other Liabilities
Other liabilities, current, consisted of the following:

	September 27, 2015	December 28, 2014
Accrued workers' compensation and general liability claims	$4,737	$3,996
Sales and property taxes	2,293	1,933
Accrued occupancy costs	623	508
Other	2,115	1,873
	$9,768	$8,310
Other liabilities, long-term, consisted of the following:

	September 27, 2015	December 28, 2014
Accrued occupancy costs	$14,647	$12,254
Deferred compensation	1,606	1,102
Accrued workers' compensation and general liability claims	758	977
Other	2,778	1,610
	$19,789	$15,943
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.1 million and $1.0 million are included in long-term accrued occupancy costs at September 27, 2015 and December 28, 2014, respectively, with the remainder in other current liabilities:

	Nine Months Ended September 27, 2015	Year Ended December 28, 2014
Balance, beginning of period	$1,251	$1,439
Additional lease charges, net of recoveries	386	5
Payments, net	(190)	(321)
Other adjustments	98	128
Balance, end of period	$1,545	$1,251
3. Stock-Based Compensation
During the nine months ended September 27, 2015 and September 28, 2014, the Company granted 24,401 and 71,891 non-vested restricted shares, respectively, under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") to certain employees. These shares generally vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for these non-vested shares issued to employees during the nine months ended September 27, 2015 and September 28, 2014 was $61.57 and $45.04, respectively.
During the nine months ended September 27, 2015 and September 28, 2014, the Company granted 10,007 and 24,252 restricted stock units, respectively, under the Fiesta Plan to certain employees. Certain of the restricted stock units vest and become

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

non-forfeitable over a four year vesting period and certain of the restricted stock units vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value at grant date for these restricted stock units issued to employees during the nine months ended September 27, 2015 and September 28, 2014 was $62.05 and $45.04, respectively.
During the nine months ended September 27, 2015 and September 28, 2014, the Company granted 8,698 and 8,399 non-vested restricted shares, respectively, to non-employee directors. The weighted average fair value at the grant date for restricted non-vested shares issued to directors during the nine months ended September 27, 2015 and September 28, 2014 was $54.06 and $37.23, respectively. These shares vest and become non-forfeitable over a one year vesting period.
Also during the nine months ended September 27, 2015, the Company granted in the aggregate 17,501 non-vested restricted shares and 17,501 restricted stock units under the Fiesta Plan to certain employees subject to performance conditions. The non-vested restricted shares vest and become non-forfeitable over a four year vesting period subject to the attainment of performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three year vesting period. The number of shares into which the restricted stock units convert is determined based on the attainment of certain performance conditions, and ranges from no shares if the minimum performance condition is not met to 35,002 shares if the maximum performance condition is met. The weighted average fair value at the grant date for restricted non-vested shares and restricted stock units subject to performance conditions issued during the nine months ended September 27, 2015 was $65.01.
Stock-based compensation expense for the nine months ended September 27, 2015 and September 28, 2014 was $3.2 million and $2.6 million, respectively. As of September 27, 2015, the total unrecognized stock-based compensation expense relating to non-vested restricted shares and restricted stock units was approximately $7.8 million. At September 27, 2015, the remaining weighted average vesting period for non-vested restricted shares and restricted stock units was 1.8 years.
  A summary of all non-vested restricted shares and restricted stock units activity for the nine months ended September 27, 2015 was as follows:

	Non-Vested Shares		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Price	Units	Price
Outstanding at December 28, 2014	424,497	$20.50	20,783	$45.04
Granted	50,600	61.47	27,508	63.93
Vested	(210,834)	17.47	(149)	45.04
Forfeited	(4,075)	40.39	(3,791)	51.01
Outstanding at September 27, 2015	260,188	$30.62	44,351	$56.25
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

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 27, 2015:
Restaurant sales	$91,440	$80,029	$—	$171,469
Franchise revenue	468	168	—	636
Cost of sales	31,054	24,355	—	55,409
Restaurant wages and related expenses (1)	20,984	23,199	—	44,183
Restaurant rent expense	4,158	4,238	—	8,396
Other restaurant operating expenses	11,741	10,770	—	22,511
Advertising expense	2,448	2,383	—	4,831
General and administrative expense (2)	8,419	5,840	—	14,259
Depreciation and amortization	4,504	3,092	—	7,596
Pre-opening costs	1,597	92	—	1,689
Impairment and other lease charges	387	—	—	387
Interest expense	204	289	—	493
Income before taxes	6,567	5,949	—	12,516
Capital expenditures	22,960	3,847	(488)	26,319
September 28, 2014:
Restaurant sales	$77,887	$76,756	$—	$154,643
Franchise revenue	520	135	—	655
Cost of sales	25,939	23,041	—	48,980
Restaurant wages and related expenses (1)	17,681	22,143	—	39,824
Restaurant rent expense	3,051	4,263	—	7,314
Other restaurant operating expenses	10,110	10,576	—	20,686
Advertising expense	2,097	2,083	—	4,180
General and administrative expense (2)	6,526	5,319	—	11,845
Depreciation and amortization	3,104	2,934	—	6,038
Pre-opening costs	1,318	109	—	1,427
Impairment and other lease charges	183	—	—	183
Interest expense	252	284	—	536
Income before taxes	8,146	6,691	—	14,837
Capital expenditures	17,397	5,009	508	22,914

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Nine Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 27, 2015:
Restaurant sales	$267,898	$237,897	$—	$505,795
Franchise revenue	1,626	459	—	2,085
Cost of sales	89,687	71,068	—	160,755
Restaurant wages and related expenses (1)	58,989	68,167	—	127,156
Restaurant rent expense	11,627	12,824	—	24,451
Other restaurant operating expenses	32,723	31,009	—	63,732
Advertising expense	6,710	8,819	—	15,529
General and administrative expense (2)	23,867	17,780	—	41,647
Depreciation and amortization	12,583	9,261	—	21,844
Pre-opening costs	3,611	240	—	3,851
Impairment and other lease charges	387	94	—	481
Interest expense	565	780	—	1,345
Income before taxes	29,065	18,703	—	47,768
Capital expenditures	55,104	9,505	1,610	66,219
September 28, 2014:
Restaurant sales	$224,496	$228,487	$—	$452,983
Franchise revenue	1,550	386	—	1,936
Cost of sales	74,151	69,318	—	143,469
Restaurant wages and related expenses (1)	49,369	66,077	—	115,446
Restaurant rent expense	9,039	12,853	—	21,892
Other restaurant operating expenses	27,909	30,128	—	58,037
Advertising expense	5,698	8,577	—	14,275
General and administrative expense (2)	19,186	16,942	—	36,128
Depreciation and amortization	8,431	8,530	—	16,961
Pre-opening costs	2,819	479	—	3,298
Impairment and other lease charges	113	87	—	200
Interest expense	801	906	—	1,707
Income before taxes	28,530	15,534	—	44,064
Capital expenditures	41,520	14,780	2,638	58,938
Identifiable Assets:
September 27, 2015:	$225,779	$164,211	$9,276	$399,266
December 28, 2014	177,923	167,729	12,304	357,956

(1) Includes stock-based compensation expense of $40 and $147 for the three and nine months ended September 27, 2015, respectively, and $20 and $50 for the three and nine months ended September 28, 2014, respectively.
(2) Includes stock-based compensation expense of $1,127 and $3,056 for the three and nine months ended September 27, 2015, respectively, and $812 and $2,582 for the three and nine months ended September 28, 2014, respectively.

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
The computation of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Basic and diluted net income per share:
Net income	$7,945	$9,155	$29,695	$27,188
Less: income allocated to participating securities	(81)	(150)	(359)	(504)
Net income available to common stockholders	$7,864	$9,005	$29,336	$26,684
Weighted average common shares, basic	26,557,940	26,344,102	26,494,599	26,272,322
Restricted stock units	7,635	3,224	7,352	1,262
Weighted average common shares, diluted	26,565,575	26,347,326	26,501,951	26,273,584

Basic net income per common share	$0.30	$0.34	$1.11	$1.02
Diluted net income per common share	$0.30	$0.34	$1.11	$1.02
6. Commitments and Contingencies
Lease Assignments. The Company has assigned four leases on properties where it no longer operates restaurants with lease terms expiring on various dates through 2029 to various parties. Although the Company is a not a guarantor under these leases, it remains secondarily liable as a surety for these leases. The maximum potential liability for future rental payments the Company could be required to make under these leases at September 27, 2015 was $2.4 million. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The assignee for two of these leases filed for Chapter 11 bankruptcy in the third quarter of 2015. Future rental payments as of September 27, 2015 for these two leases, which expire in 2020, totaled $0.8 million. The assignee's obligation to the Company under these leases is secured by personal guarantees. The Company does not believe it is probable that it would be ultimately responsible for the obligations under these leases.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

On September 29, 2014, Daisy, Inc., an automotive repair shop in Cape Coral, Florida, filed a putative class action suit against Fiesta's subsidiary, Pollo Operations, Inc. ("Pollo") in the United States District Court for the Middle District of Florida. The suit claims that Pollo allegedly engaged in unlawful activity in violation of the Telephone Consumer Protection Act, § 227 et seq. occurring in December 2010 and January 2011. As of September 27, 2015, Pollo has reached a settlement with the plaintiff and has recorded a charge of $0.7 million to cover the estimated costs related to the settlement, which include estimated payments to class members, plaintiffs attorneys' fees and related settlement administration costs, but does not include legal fees incurred by Pollo in defending the action. The settlement, which is subject only to approval by the Court, will result in dismissal of the case.
The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.
7. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance in former ASC 605, Revenue Recognition, and provides for either a full retrospective adoption in which the standard is applied to all of the periods presented or a modified retrospective adoption in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other US GAAP requirements. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The Company is currently evaluating the impact of the provisions of ASC 606; however, the Company expects the provisions to primarily impact certain franchise revenues and does not expect the standard to have a material effect on its financial statements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2017.
In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the Financial Accounting Standards Board issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-03 changes the presentation of debt issuance costs and generally requires debt issuance costs related to a recognized liability to be reported as a direct reduction from the carrying amount of the debt. ASU 2015-15 clarifies that debt issuance costs incurred in connection with line-of-credit arrangements may continue to be presented as an asset. The new standards do not change the recognition and measurement of debt issuance costs. Because the Company's debt issuance costs are related to its senior credit facility, the Company may continue to classify its debt issuance costs as an asset. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2015.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of financial condition and results of operations ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying financial statement notes. Any reference to restaurants refers to company-owned restaurants unless otherwise indicated. Throughout this MD&A, we refer to Fiesta Restaurant Group, Inc., together with its consolidated subsidiaries, as "we," "our" and "us."
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 28, 2014 contained 52 weeks. The three and nine months ended September 27, 2015 and September 28, 2014 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending January 3, 2016 will contain 53 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 25 years and 35 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of September 27, 2015, our company-owned restaurants included 149 Pollo Tropical restaurants and 163 Taco Cabana restaurants (including one restaurant under the Cabana Grill® logo, which is an elevated, non-24 hour format for Taco Cabana which we are currently testing outside of Texas).
We franchise our Pollo Tropical restaurants primarily internationally and as of September 27, 2015, we had 30 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Panama and Guatemala, and five non-traditional licensed locations on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets, and we have commitments for additional non-traditional locations in U.S. markets in which we currently operate.
As of September 27, 2015, we had four Taco Cabana franchised restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations in Texas.
Executive Summary-Consolidated Operating Performance for the Three Months Ended September 27, 2015:
Our third quarter 2015 results and highlights include the following:
•Net income decreased $1.2 million to $7.9 million in the third quarter of 2015, or $0.30 per diluted share, compared to net income of $9.2 million, or $0.34 per diluted share in the third quarter of 2014, primarily due to legal settlement and related costs recognized in the current year, contrasted by a gain from a condemnation award resulting from an eminent domain proceeding and a gain from a litigation settlement in the third quarter of 2014.
•Total revenues increased 10.8% in the third quarter of 2015 to $172.1 million compared to $155.3 million in the third quarter of 2014, driven primarily by an increase in the number of our company-owned restaurants and an increase in comparable restaurant sales of 4.2% for our Pollo Tropical restaurants and 4.8% for our Taco Cabana restaurants. The growth in comparable restaurant sales resulted primarily from an increase in average check of 5.2% at Pollo Tropical and Taco Cabana, partially offset by a decrease in comparable guest traffic of 1.0% at Pollo Tropical and 0.4% at Taco Cabana.
•During the third quarter of 2015, we opened 14 new company-owned Pollo Tropical restaurants and one Taco Cabana restaurant and permanently closed one company-owned Pollo Tropical restaurant and one company-owned Taco Cabana restaurant. During the third quarter of 2014, we opened seven new company-owned Pollo Tropical restaurants and two new company-owned Taco Cabana restaurants and closed two company-owned Taco Cabana restaurants.
•Adjusted EBITDA increased $0.1 million in the third quarter of 2015 to $22.0 million compared to $21.9 million in the third quarter of 2014. The net impact of revenue growth in the third quarter of 2015 was largely offset by the impact of legal settlements and related costs. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants:

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

December 28, 2014	124	37	161	167	7	174
New	6	—	6	—	—	—
Closed	—	—	—	(3)	—	(3)
March 29, 2015	130	37	167	164	7	171
New	6	—	6	1	—	1
Closed	—	(2)	(2)	(2)	(1)	(3)
June 28, 2015	136	35	171	163	6	169
New	14	—	14	1	—	1
Closed	(1)	—	(1)	(1)	—	(1)
September 27, 2015	149	35	184	163	6	169

December 29, 2013	102	39	141	165	7	172
New	4	1	5	—	—	—
Closed	—	(1)	(1)	—	—	—
March 29, 2014	106	39	145	165	7	172
New	6	—	6	1	—	1
Closed	—	(4)	(4)	—	—	—
June 29, 2014	112	35	147	166	7	173
New	7	3	10	2	—	2
Closed	—	(2)	(2)	(2)	—	(2)
September 28, 2014	119	36	155	166	7	173
Three Months Ended September 27, 2015 Compared to Three Months Ended September 28, 2014
The following table sets forth, for the three months ended September 27, 2015 and September 28, 2014, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Three Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					53.3%	50.4%
Taco Cabana					46.7%	49.6%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	34.0%	33.3%	30.4%	30.0%	32.3%	31.7%
Restaurant wages and related expenses	22.9%	22.7%	29.0%	28.8%	25.8%	25.8%
Restaurant rent expense	4.5%	3.9%	5.3%	5.6%	4.9%	4.7%
Other restaurant operating expenses	12.8%	13.0%	13.5%	13.8%	13.1%	13.4%
Advertising expense	2.7%	2.7%	3.0%	2.7%	2.8%	2.7%
Pre-opening costs	1.7%	1.7%	0.1%	0.1%	1.0%	0.9%

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
Total revenues increased 10.8% to $172.1 million in the third quarter of 2015 from $155.3 million in the third quarter of 2014. Restaurant sales increased 10.9% to $171.5 million in the third quarter of 2015 from $154.6 million in the third quarter of 2014. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the third quarter of 2015 compared to the third quarter of 2014 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$2.9
Incremental sales related to new restaurants, net of closed restaurants	10.7
Total increase	$13.6

Taco Cabana:
Increase in comparable restaurant sales	$3.6
Decrease in sales related to closed restaurants, net of new restaurants	(0.3)
Total increase	$3.3
Comparable restaurant sales for Pollo Tropical restaurants increased 4.2% in the third quarter of 2015. Comparable restaurant sales for Taco Cabana restaurants increased 4.8% in the third quarter of 2015. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases in comparable restaurant sales result primarily from an increase in average check and an increase in guest traffic. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 5.4% in the third quarter of 2015 as compared to the third quarter of 2014, partially offset by a decrease in average check due to sales mix and higher discounting. For Taco Cabana, menu price increases drove an increase in restaurant sales of 4.3% in the third quarter of 2015 as compared to the third quarter of 2014, and the remaining increase in average check was primarily driven by a positive change in sales mix due to the implementation of new menu boards during the first quarter of 2015. Comparable restaurant sales for Pollo Tropical were negatively impacted by planned sales cannibalization of existing restaurants as a result of new restaurant openings and rain in Florida. Comparable restaurant sales for Taco Cabana were negatively impacted by declining breakfast transactions related to nation-wide egg shortages.
Restaurants in markets that haven't reached media efficiency generally have lower sales than restaurants in existing media-efficient markets.
Franchise revenues remained relatively stable and decreased by less than $0.1 million to $0.6 million in the third quarter of 2015 from $0.7 million in the third quarter of 2014.
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
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the third quarter of 2015 compared to the third quarter of 2014. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Higher commodity costs	2.0%
Menu price increases	(1.8)%
Operating inefficiencies at new restaurants	0.5%
Net increase in cost of sales as a percentage of restaurant sales	0.7%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable restaurants	(0.8)%
Higher labor costs and impact of lower sales volumes for new restaurants	1.0%
Higher medical benefit costs	0.3%
Lower workers' compensation claim costs	(0.2)%
Other	(0.1)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.2%

Other operating expenses:
Lower repairs and maintenance costs (1)	(0.2)%
Lower utilities	(0.2)%
Higher real estate taxes related to new restaurants	0.3%
Other	(0.1)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.2)%

Advertising expense:
Net change in advertising expense as a percentage of restaurant sales	—%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%
(1) The prior year includes additional costs related to the conversion to Coca-Cola products under a new five year contract.

Taco Cabana:
Cost of sales:
Higher commodity costs	1.7%
Menu price increases	(1.4)%
Menu board changes and sales mix	(0.5)%
Higher promotions and discounts	0.6%
Net increase in cost of sales as a percentage of restaurant sales	0.4%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable restaurants	(0.3)%
Higher workers' compensation claim costs	0.2%
Higher medical costs	0.2%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.2%

Other operating expenses:
Lower repairs and maintenance costs	(0.2)%
Lower utilities	(0.3)%
Higher insurance costs	0.2%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.3)%

Advertising expense:
Timing of promotions	0.3%
Net increase in advertising expense as a percentage of restaurant sales	0.3%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.9% in the third quarter of 2015 from 4.7% in the third quarter of 2014 primarily as a result of new restaurants, which generally have higher rent, partially offset by the impact of higher sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $14.3 million in the third quarter of 2015 and $11.8 million in the third quarter of 2014, and as a percentage of total revenues, general and administrative expenses increased to 8.3% the third quarter of 2015 compared to 7.6% in the third quarter of 2014. General and administrative expenses increased $2.4 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the impact of legal settlements and related costs and brand and corporate personnel and training to support the ongoing Pollo Tropical expansion into new markets. General and administrative expenses in the third quarter of 2015 include a charge for estimated costs related to a class action settlement plus legal fees and other costs incurred in defending the action totaling $0.9 million (see Note 6 to the condensed consolidated financial statements). General and administrative expenses in the third quarter of 2014 included the benefit of a $0.5 million payment received as a settlement of a litigation matter.
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
Adjusted EBITDA for Pollo Tropical was $12.1 million in the third quarter of 2015 and the third quarter of 2014. The net impact of the increase in revenues was offset by legal settlements and related costs. Adjusted EBITDA for Taco Cabana increased to $9.9 million in the third quarter of 2015 from $9.8 million in the third quarter of 2014 primarily due to the net impact of the increase in revenues.
Depreciation and Amortization. Depreciation and amortization expense increased to $7.6 million in the third quarter of 2015 from $6.0 million in the third quarter of 2014 due primarily to increased depreciation relating to new restaurant openings.
Impairment and Other Lease Charges. Impairment and other lease charges in the third quarter of 2015 primarily consisted of a $0.3 million lease charge related to the closure during the quarter of a Pollo Tropical location that was relocated prior to the end of its lease term to a superior site in the same trade area and a $0.1 million lease charge related to a previously closed Pollo Tropical location. Impairment and other lease charges in the third quarter of 2014 consisted of a $0.2 million impairment charge representing the write-down of the carrying value to fair value of certain assets related to the Pollo Tropical location that closed in the third quarter of 2015. This charge was partially offset by recoveries of additional sublease income of less than $0.1 million related to two previously closed Pollo Tropical locations.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related cash flows are below a certain threshold. After reviewing the specific cash flows and management’s plans related to the restaurants for which an impairment review was performed, we determined that no impairment was currently necessary. However, for three Pollo Tropical restaurants and one Taco Cabana restaurant, the projected cash flows were not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Other (Income) Expense. Other income in the third quarter of 2015 primarily consisted of expected business interruption insurance proceeds for a Pollo Tropical location that was temporarily closed due to a fire. Other income in the third quarter of 2014 consisted of a gain from a condemnation award resulting from an eminent domain proceeding related to a location that closed in the third quarter of 2014.
Interest Expense. Interest expense was $0.5 million in the third quarter of 2015 and the third quarter 2014.
Provision for Income Taxes. The provision for income taxes was derived using an estimated effective annual income tax rate of 37.8% for the third quarter of 2015 and 38.3% for the third quarter of 2014. The effective tax rate in the third quarter of 2015 decreased from the prior year due primarily to Work Opportunity Tax Credits related to employees hired in 2014 for which the credits were not available until 2015 and a lower Texas franchise tax rate in 2015.
Net Income. As a result of the foregoing, we had net income of $7.9 million in the third quarter of 2015 compared to net income of $9.2 million in the third quarter of 2014.

Nine Months Ended September 27, 2015 Compared to Nine Months Ended September 28, 2014
The following table sets forth, for the nine months ended September 27, 2015 and September 28, 2014, selected consolidated operating results as a percentage of consolidated restaurant sales:

	Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					53.0%	49.6%
Taco Cabana					47.0%	50.4%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	33.5%	33.0%	29.9%	30.3%	31.8%	31.7%
Restaurant wages and related expenses	22.0%	22.0%	28.7%	28.9%	25.1%	25.5%
Restaurant rent expense	4.3%	4.0%	5.4%	5.6%	4.8%	4.8%
Other restaurant operating expenses	12.2%	12.4%	13.0%	13.2%	12.6%	12.8%
Advertising expense	2.5%	2.5%	3.7%	3.8%	3.1%	3.2%
Pre-opening costs	1.3%	1.3%	0.1%	0.2%	0.8%	0.7%
Total revenues increased 11.6% to $507.9 million in the nine months ended September 27, 2015 from $454.9 million in the nine months ended September 28, 2014. Restaurant sales also increased 11.7% to $505.8 million in the nine months ended September 27, 2015 from $453.0 million in the nine months ended September 28, 2014. The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$10.4
Incremental sales related to new restaurants, net of closed restaurants	33.0
Total increase	$43.4

Taco Cabana:
Increase in comparable restaurant sales	$10.6
Decrease in sales related to closed restaurants, net of new restaurants	(1.2)
Total increase	$9.4
Comparable restaurant sales for Pollo Tropical restaurants increased 5.0% in the nine months ended September 27, 2015. Comparable restaurant sales for Taco Cabana restaurants increased 4.8% in the nine months ended September 27, 2015. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 5.4% in the nine months ended September 27, 2015 as compared to the nine months ended September 28, 2014. For Taco Cabana, menu price increases drove an increase in restaurant sales of 3.0% in the nine months ended September 27, 2015 as compared to the nine months ended September 28, 2014, and the remaining increase in average check was primarily driven by a positive change in sales mix due to the implementation of new menu boards in the first quarter of 2015. Comparable restaurant sales for Pollo Tropical were negatively impacted by planned sales cannibalization of existing restaurants as a result of new restaurant openings and rain in Florida. Comparable restaurant sales for Taco Cabana were negatively impacted by declining breakfast transactions related to nation-wide egg shortages.
Restaurants in markets that haven't reached media efficiency generally have lower sales than restaurants in existing media-efficient markets.
Franchise revenues increased to $2.1 million in the nine months ended September 27, 2015 from $1.9 million in the nine months ended September 28, 2014.

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Higher commodity costs	2.0%
Menu price increases	(1.8)%
Sales mix and operating inefficiencies at new restaurants	0.3%
Net increase in cost of sales as a percentage of restaurant sales	0.5%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable restaurants	(0.9)%
Higher labor costs and impact of lower sales volumes for new restaurants	0.9%
Net change in restaurant wages and related costs as a percentage of restaurant sales	—%

Other operating expenses:
Lower repairs and maintenance costs (1)	(0.3)%
Other	0.1%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.2)%

Advertising expense:
Net change in advertising expense as a percentage of restaurant sales	—%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%
(1) The prior year includes additional costs related to the conversion to Coca-Cola products under a new five year contract.

Taco Cabana:
Cost of sales:
Higher commodity costs	0.7%
Menu price increases	(1.0)%
Menu board changes and sales mix	(0.5)%
Higher promotions and discounts	0.4%
Net decrease in cost of sales as a percentage of restaurant sales	(0.4)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable restaurants	(0.3)%
Other	0.1%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.2)%

Other operating expenses:
Impact of higher sales on maintenance and other costs	(0.2)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.2)%

Advertising expense:
Impact of higher sales	(0.1)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.1)%

Pre-opening costs:
Impact of increased sales and timing of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales was 4.8% in the nine months ended September 27, 2015 and the nine months ended September 28, 2014. The impact of higher sales was offset by new restaurants, which generally have higher rent.
Consolidated General and Administrative Expenses. General and administrative expenses were $41.6 million in the nine months ended September 27, 2015 and $36.1 million in the nine months ended September 28, 2014 and as a percentage of total revenues, general and administrative expenses increased to 8.2% in the nine months ended September 27, 2015 compared to 7.9% in the nine months ended September 28, 2014. General and administrative expenses increased $5.5 million in the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014 primarily due to brand and corporate personnel and training to support the ongoing Pollo Tropical expansion into new markets and the impact of legal settlements and related costs. General and administrative expenses in the nine months ended September 27, 2015 include a charge for estimated costs related to a class action settlement plus legal fees and other costs incurred in defending the action totaling $1.1 million (see Note 6 to the condensed consolidated financial statements). General and administrative expenses in the nine months ended September 28, 2014 included the benefit of a $0.5 million payment received as a settlement of a litigation matter.
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
Adjusted EBITDA for Pollo Tropical increased to $44.0 million in the nine months ended September 27, 2015 from $39.2 million in the nine months ended September 28, 2014 due primarily to the net impact of the increase in revenues, partially offset by legal settlements and related costs and an increase in pre-opening costs. Adjusted EBITDA for Taco Cabana increased to $30.0 million in the nine months ended September 27, 2015 from $25.8 million in the nine months ended September 28, 2014 also primarily due to the net impact of the increase in revenues.
Depreciation and Amortization. Depreciation and amortization expense increased to $21.8 million in the nine months ended September 27, 2015 from $17.0 million in the nine months ended September 28, 2014 due primarily to increased depreciation relating to new restaurant openings.
Impairment and Other Lease Charges. Impairment and other lease charges in the nine months ended September 27, 2015 primarily consisted of a $0.3 million lease charge related to the closure of a Pollo Tropical location that was relocated prior to the end of its lease term to a superior site in the same trade area, a $0.1 million lease charge related to a previously closed Pollo Tropical location and impairment charges totaling $0.1 million for Taco Cabana locations that have closed. Impairment and other lease charges in the nine months ended September 28, 2014 consisted of a $0.1 million impairment related to two Taco Cabana locations and a $0.2 million impairment charge representing the write-down of the carrying value to fair value of certain assets related to the Pollo Tropical location that closed in the third quarter of 2015. These charges were partially offset by recoveries of additional sublease income of $0.1 million related to two previously closed Pollo Tropical locations.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related cash flows are below a certain threshold. After reviewing the specific cash flows and management’s plans related to the restaurants for which an impairment review was performed, we determined that no impairment was currently necessary. However, for three Pollo Tropical restaurants and one Taco Cabana restaurant, the projected cash flows were not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Other (Income) Expense. Other income in the nine months ended September 27, 2015 primarily consisted of a previously deferred gain from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding and expected business interruption insurance proceeds for a Pollo Tropical location that was temporarily closed due to a fire. Other income in the nine months ended September 28, 2014 primarily consisted of a gain from a condemnation award resulting from an eminent domain proceeding related to a location that closed in the third quarter of 2014.
Interest Expense. Interest expense decreased $0.4 million to $1.3 million in the nine months ended September 27, 2015 from $1.7 million in the nine months ended September 28, 2014 due primarily to lower borrowing rates and higher capitalized interest in 2015.
Provision for Income Taxes. The provision for income taxes was derived using an estimated effective annual income tax rate of 37.8% for the nine months ended September 27, 2015 and 38.3% for the nine months ended September 28, 2014. The effective tax rate in the nine months ended September 27, 2015 decreased from the prior year due primarily to Work Opportunity Tax Credits related to employees hired in 2014 for which the credits were not available until 2015 and a lower Texas franchise tax rate in 2015.
Net Income. As a result of the foregoing, we had net income of $29.7 million in the nine months ended September 27, 2015 compared to net income of $27.2 million in the nine months ended September 28, 2014.
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
Operating Activities. Net cash provided by operating activities in the first nine months of 2015 and 2014 was $59.0 million and $45.8 million, respectively. The increase in net cash provided by operating activities in the first nine months of 2015 was primarily driven by the increase in Adjusted EBITDA and the timing of payments. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".

Investing Activities. Net cash used in investing activities in the first nine months of 2015 and 2014 was $66.1 million and $51.5 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Nine Months Ended September 27, 2015:
New restaurant development	$51,175	$3,882	$—	$55,057
Restaurant remodeling	826	1,897	—	2,723
Other restaurant capital expenditures (1)	2,078	3,119	—	5,197
Corporate and restaurant information systems	1,025	607	1,610	3,242
Total capital expenditures	$55,104	$9,505	$1,610	$66,219
Number of new restaurant openings	26	2		28
Nine Months Ended September 28, 2014:
New restaurant development	$38,912	$6,249	$—	$45,161
Restaurant remodeling	—	6,635	—	6,635
Other restaurant capital expenditures (1)	2,411	1,519	—	3,930
Corporate and restaurant information systems	197	377	2,638	3,212
Total capital expenditures	$41,520	$14,780	$2,638	$58,938
Number of new restaurant openings	17	3		20
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 27, 2015 and September 28, 2014, total restaurant repair and maintenance expenses were approximately $11.4 million and $11.2 million, respectively.

For 2016, we anticipate that total capital expenditures will range from $95 million to $110 million.
In the first nine months of 2014, investing activities also included two sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.7 million, as well as the sale of an excess Taco Cabana property, the net proceeds from which totaled $1.7 million.
Financing Activities. Net cash provided by financing activities in the first nine months of 2015 was $3.0 million and included net revolving credit borrowings under our senior credit facility of $1.5 million and the excess tax benefit from vesting of restricted shares of $1.5 million. Net cash used by financing activities in the first nine months of 2014 was $3.4 million and included net repayments of revolving credit borrowings under our senior credit facility of $5.0 million and the excess tax benefit from vesting of restricted shares of $1.7 million.
Senior Credit Facility. In December 2013, we terminated our former senior credit facility and entered into a new senior credit facility. The senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On September 27, 2015, there were $67.5 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio
(with a margin of 0.50% as of September 27, 2015), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at September 27, 2015).

In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.25% at September 27, 2015) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of September 27, 2015, we were in compliance with the covenants under our senior credit facility. After reserving $5.5 million for letters of credit issued under the senior credit facility, $77.0 million was available for borrowing under the senior credit facility at September 27, 2015.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements for the year ended December 28, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the nine months ended September 27, 2015.

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

A reconciliation of Adjusted EBITDA to consolidated net income follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Adjusted EBITDA:
Pollo Tropical	$12,120	$12,100	$43,993	$39,202
Taco Cabana	9,874	9,774	29,969	25,804
Consolidated	21,994	21,874	73,962	65,006
Less:
Depreciation and amortization	7,596	6,038	21,844	16,961
Impairment and other lease charges	387	183	481	200
Interest expense	493	536	1,345	1,707
Provision for income taxes	4,571	5,682	18,073	16,876
Stock-based compensation expense	1,167	832	3,203	2,632
Other (income) expense	(165)	(552)	(679)	(558)
Net income	$7,945	$9,155	$29,695	$27,188

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2015.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the third quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
On September 29, 2014, Daisy, Inc., an automotive repair shop in Cape Coral, Florida, filed a putative class action suit against Fiesta Restaurant Group, Inc.'s subsidiary, Pollo Operations, Inc. ("Pollo") in the United States District Court for the Middle District of Florida. The suit claims that Pollo allegedly engaged in unlawful activity in violation of the Telephone Consumer Protection Act, § 227 et seq. occurring in December 2010 and January 2011. As of September 27, 2015, Pollo has reached a settlement with the plaintiff and has recorded a charge of $0.7 million to cover the estimated costs related to the settlement, which include estimated payments to class members, plaintiffs attorneys' fees and related settlement administration costs, but does not include legal fees incurred by Pollo in defending the action. The settlement, which is subject only to approval by the Court, will result in dismissal of the case.
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

FIESTA RESTAURANT GROUP, INC.

Date: October 29, 2015	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: October 29, 2015	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Senior Vice President, Chief Financial Officer and Treasurer

Date: October 29, 2015	/S/ ANGELA J. NEWELL
(Signature)
Angela J. Newell Vice President, Corporate Controller