Form 10-K
period 2016-01-03
Fiesta Restaurant Group, Inc.
filed 2016-02-24
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2016
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 18, 2016, Fiesta Restaurant Group, Inc. had 26,829,183 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of June 28, 2015 of Fiesta Restaurant Group, Inc. was $1,309,838,255.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Fiesta Restaurant Group, Inc.'s 2016 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Fiesta Restaurant Group, Inc.'s fiscal year ended January 3, 2016 are incorporated by reference into Part III of this annual report.

FIESTA RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED JANUARY 3, 2016

PART I
Presentation of Information
Throughout this Annual Report on Form 10-K, we refer to Fiesta Restaurant Group, Inc. as “Fiesta Restaurant Group” or "Fiesta" and, together with its consolidated subsidiaries, as “we,” “our” and “us” unless otherwise indicated or the context otherwise requires.
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, through our wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Prior to May 7, 2012, we were indirectly owned by Carrols Restaurant Group, Inc. (“Carrols”). On that date, Carrols completed a spin-off of Fiesta, and Fiesta became an independent public company, through the distribution of all of the outstanding shares of Fiesta’s common stock to the stockholders of Carrols. Our common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2012, December 30, 2012, December 29, 2013 and December 28, 2014 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks. The next year to contain 53 weeks is expected to be the fiscal year ending January 3, 2021.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic, Inc. (“Technomic”) report titled “2015 Technomic Top 500 Chain Restaurant Report.” The information, forecasts and statistics we have used from Technomic may reflect rounding adjustments.
Use of Non-GAAP Financial Measures
Adjusted EBITDA, Adjusted EBITDA margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA margin are all non-GAAP financial measures. Adjusted EBITDA is defined as earnings before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our Pollo Tropical and Taco Cabana segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal, supply chain, human resources, development and other administrative functions. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues. Restaurant-Level Adjusted EBITDA represents Adjusted EBITDA excluding franchise royalty revenues and fees and general and administrative expenses (including corporate-level general and administrative expenses). Restaurant-Level Adjusted EBITDA margin represents Restaurant-Level Adjusted EBITDA divided by restaurant sales.
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
All of such non-GAAP financial measures have important limitations as analytical tools. These limitations include the following:

•	such financial information does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	such financial information does not reflect interest expense or the cash used to pay down our senior credit facility;

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
Forward-Looking Statements
This 2015 Annual Report on Form 10-K contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward-looking statements" are any statements that are not based on historical information. Statements other than statements of historical facts included herein, including, without limitation, statements regarding our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are "forward-looking statements." Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or "cautionary statements," include, but are not limited to:

•	Increases in food and other commodity costs;

•	Risks associated with the expansion of our business, including increasing construction costs;

•	Risks associated with food borne illness or other food safety issues, including negative publicity through traditional and social media;

•	Our ability to manage our growth and successfully implement our business strategy;

•
Labor and employment benefit costs, including the impact of increases in federal and state minimum wages, increases in exempt status salary levels and healthcare costs imposed by the Affordable Care Act;

•	Cyber security breaches;

•	General economic conditions, particularly in the retail sector;

•	Competitive conditions;

•	Weather conditions;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Increases in employee injury and general liability claims;

•	Changes in consumer perception of dietary health and food safety;

•	Regulatory factors;

•	Fuel prices;

•	The outcome of pending or future legal claims or proceedings;

•	Environmental conditions and regulations;

•	Our borrowing costs;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

•	Factors that affect the restaurant industry generally, including product recalls, liability if our products cause injury, ingredient disclosure and labeling laws and regulations; and

•	Other factors discussed under Item 1A—“Risk Factors” and elsewhere herein.

ITEM 1. BUSINESS
Overview
Our Company
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. Our brands are positioned within the value-oriented fast-casual restaurant segment. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows.
For the fiscal year ended January 3, 2016, the average annual sales per restaurant was approximately $2.6 million for our company-owned Pollo Tropical restaurants and approximately $1.9 million for our company-owned Taco Cabana restaurants, which we believe are among the highest in the fast-casual and quick-service segments based on industry data from Technomic. As of January 3, 2016, we owned and operated 155 Pollo Tropical restaurants in the southeast and south central United States, and 162 Taco Cabana restaurants primarily located in Texas, for a total of 317 restaurants across five states. We franchise our Pollo Tropical restaurants primarily in international markets, and as of January 3, 2016, we had 30 franchised Pollo Tropical restaurants outside the United States and five domestic non-traditional licensed locations on college campuses. As of January 3, 2016, we had four Taco Cabana franchised restaurants and two non-traditional Taco Cabana licensed domestic locations. For the fiscal year ended January 3, 2016, we generated consolidated revenues of $687.4 million, and comparable restaurant sales increased 3.8% for Pollo Tropical and 4.4% for Taco Cabana.
Recent Developments. On February 24, 2016, we announced that as the next step in our long-term strategy, we intend to separate the Pollo Tropical and Taco Cabana businesses in 2017 or 2018 through a tax-efficient distribution of 100% of Taco Cabana’s stock to Fiesta shareholders and rename Fiesta as Pollo Tropical. To facilitate this, we expect to build two fully independent management teams and gradually invest in corporate infrastructures. At the same time, we intend to continue to focus on executing our business plan, including building scale in our new Pollo Tropical markets to reach media efficiency as quickly as possible, thereby driving brand awareness and higher sales volumes, and beginning to accelerate new restaurant development at Taco Cabana.
Over time, we intend to develop more detailed plans for a proposed separation transaction.  The separation plan, including transaction structure, timing, composition of senior management, capital structure and other matters will all be subject to approval by our Board of Directors and regulatory and other approvals, among other things.  Further details will be disclosed at a later date as our plans evolve.
Our Brands. Our restaurants operate in the fast-casual restaurant segment, combining the convenience and value of quick-service restaurants in an appealing atmosphere with the menu variety, use of fresh ingredients, food quality and decor more typical of casual dining restaurants with limited table service and competitive pricing.
Pollo Tropical. Our Pollo Tropical restaurants offer Caribbean inspired menu items, featuring our bone-in chicken marinated in a proprietary blend of tropical fruit juices and grilled over an open flame. Our menu also includes a line of TropiChops® (a create your own casserole bowl of grilled chicken breast, roast pork or grilled vegetables, or in some markets beef, served over white, brown or yellow rice and red or black beans and topped with a variety of freshly-made sauces and salsas), a variety of sandwiches, wraps and salads offered with an array of Caribbean style made-from-scratch side dishes, including black beans and rice, fried yuca and sweet plantains, as well as more traditional menu items such as waffle fries, Caesar salad and corn. We also offer a self-service "Saucing Island" which includes a wide selection of made-from-scratch salsas, sauces, jalapeños, cilantro, onions and other items which allows our guests to further customize their orders. Our restaurants offer Caribbean dessert favorites, such as flan and tres leches. Our beverage offerings include fountain soft drinks and fruit-based Refrescas, and at certain locations, we offer rum-based drinks and beer. Most menu items are prepared daily in each of our restaurants, which feature open display cooking on large, open-flame grills. We offer both individual and family meal-sized portions which enable us to provide a home meal replacement for our guests. We also offer catering for parties and corporate events.
Our Pollo Tropical restaurants feature dining areas designed to create an inviting, festive and tropical atmosphere. We also provide our guests the option of take-out, including the ability to order on-line in advance, and nearly all of our restaurants provide the convenience of drive-thru windows. In some locations, delivery is available. Our Pollo Tropical restaurants are generally open for lunch, dinner and late night seven days a week. As of January 3, 2016, substantially all of our company-owned Pollo Tropical restaurants were freestanding buildings. Our typical freestanding Pollo Tropical restaurant ranges from 2,800 to 3,700 square feet and provides interior seating for approximately 70 to 90 guests. For the year ended January 3, 2016, the average sales transaction at our company-

owned Pollo Tropical restaurants was $10.76, with dinner representing the largest day-part at 53.2%. For the year ended January 3, 2016, our Pollo Tropical brand generated total revenues of $366.7 million and Adjusted EBITDA of $59.3 million, including pre-opening costs of $4.3 million (which include costs incurred prior to opening a new restaurant, including restaurant employee wages and related expenses, travel expenditures, recruiting, training, promotional costs associated with the restaurant opening and rent, including any non-cash rent expense recognized during the construction period).
Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. As of January 3, 2016, we owned and operated a total of 155 Pollo Tropical restaurants, of which 117 were located in Florida, 23 were located in Texas, eleven were located in Georgia and four were located in Tennessee. In 2014, we introduced a new building design in Texas that we believe better differentiates our Pollo Tropical brand with a bolder, more Caribbean inspired look while continuing to utilize the elevated, limited table service and menu format that has been in place in certain locations outside of our core South Florida markets since 2009. We believe the elevated format and new design better position the brand for a broader target audience and growth outside of Florida. In addition, in 2015 we began a reimaging program to conform select existing Pollo Tropical restaurants to the new building design, beginning with our restaurants located in the Orlando and Nashville markets. As of January 3, 2016, we had reimaged 17 Pollo Tropical restaurants.
We are franchising our Pollo Tropical restaurants primarily internationally, and as of January 3, 2016, we had 30 franchised Pollo Tropical restaurants located in Puerto Rico, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Panama and Guatemala, and five non-traditional licensed locations on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets, and we have commitments for additional non-traditional locations in U.S. markets in which we currently operate.
Taco Cabana. Our Taco Cabana restaurants serve fresh, authentic Mexican-inspired food, including flame-grilled steak and chicken fajitas served on sizzling iron skillets, quesadillas, hand-rolled flautas, enchiladas, burritos, tacos, fresh-made flour tortillas, customizable salads served in our Cabana Bowl®, and our popular breakfast tacos. We also offer a self-serve salsa bar which includes a wide selection of made-from-scratch salsas, sauces, sliced jalapeños, chopped cilantro, chopped onions and other items which allow our guests to further customize their orders. Our beverage offerings include fountain soft drinks, our signature frozen margaritas and beer as well as bottled Mexican Coke and Fanta Orange soda made with real cane sugar. Most menu items are freshly-prepared at each restaurant daily.
Taco Cabana restaurants feature open display cooking that enables guests to observe fajitas cooking on an open grill, a tortilla machine pressing and grilling fresh flour tortillas and the fresh preparation of other menu items. Our Taco Cabana restaurants feature interior dining areas as well as semi-enclosed and outdoor patio areas, which provide a vibrant, contemporary decor and relaxing atmosphere. Additionally, we provide our guests the option of take-out, including the ability to order on-line in advance, as well as the convenience of drive-thru windows and catering. Our typical freestanding Taco Cabana restaurants average approximately 3,500 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 guests, with additional outside patio seating for approximately 50 guests. As of January 3, 2016, substantially all of our company-owned Taco Cabana restaurants were freestanding buildings.
Taco Cabana pioneered the Mexican patio cafe concept with its first restaurant in San Antonio, Texas in 1978. As of January 3, 2016, we owned and operated 162 Taco Cabana restaurants, of which 161 were located in Texas and one was located in Oklahoma. As of January 3, 2016, we also had four Taco Cabana franchised restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations in Texas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating guest traffic and restaurant sales balanced across multiple day-parts. For the year ended January 3, 2016, dinner sales represented the largest day-part at 25.4% and the average sales transaction at our company-owned Taco Cabana restaurants was $9.16. For the year ended January 3, 2016, our Taco Cabana brand generated total revenues of $320.7 million and Adjusted EBITDA of $39.7 million, including pre-opening costs of $0.3 million.
In 2010 we began initiatives to enhance the building design and décor, service and menu offerings with the goal of providing guests with an elevated fast-casual experience and to better position the brand for sustainable growth. As of January 3, 2016, substantially all of the planned Taco Cabana renovations have been completed.
As of January 3, 2016, we had four franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations in Texas.

Our Competitive Strengths
We believe the success of our Pollo Tropical and Taco Cabana brands is a result of the following key attributes:
Well Positioned in the Fast Growing Fast-Casual Segment. As of January 3, 2016, we owned, operated and franchised 358 fast-casual restaurants under our Pollo Tropical and Taco Cabana brands which have almost 30 and 40 years, respectively, of operating history. According to Technomic, the fast-casual segment is the fastest growing segment of the restaurant industry with sales growth of 13.1% in 2014 over 2013 for fast-casual chains in the Technomic Top 500 restaurant chains as compared to 4.0% growth for the overall Top 500 restaurant chains. In addition, at $2.6 million and $1.9 million, respectively, Pollo Tropical and Taco Cabana have two of the highest average annual sales per restaurant in the fast- and quick-casual segments according to Technomic. However, average annual sales per restaurant for our Pollo Tropical restaurants could decrease as we open restaurants in newer markets, which have lower annual sales per restaurant than our mature markets. We believe our brands are well positioned to continue to benefit from the growing consumer demand for fast-casual restaurants because of our high quality, freshly-prepared food, value and differentiation of flavor profiles. In addition, we believe our brand elevation initiatives and reimaging programs have enhanced our Pollo Tropical and Taco Cabana restaurants in certain existing and new markets by providing our guests with an elevated fast-casual experience while better positioning our brands for successful and sustainable future growth.
Two Leading, Differentiated Brands Serving Fresh, High Quality Foods With Broad Appeal and a Compelling Value Proposition. Our Pollo Tropical and Taco Cabana brands are differentiated from other dining options and offer distinct flavor profiles and healthful menu choices at affordable prices that we believe have broad consumer appeal, provide guests with a compelling value proposition, attract a more diverse customer base and drive guest frequency and loyalty. Pollo Tropical and Taco Cabana are committed to serving made-from-scratch, freshly-prepared food using quality ingredients that are made-to-order and customized for each guest. Both of our brands offer a wide range of menu offerings with regional taste profiles and home meal replacement options in generous portion sizes and at affordable price points which appeal to a broad customer base. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Pollo Tropical’s menu offers dishes inspired from various regions throughout the Caribbean, including our featured bone-in chicken marinated in a proprietary blend of spices and tropical fruit juices and grilled over an open flame. Taco Cabana’s menu offers favorites such as sizzling fajitas served hot on an iron skillet and other authentic Mexican dishes. In order to provide variety to our guests and to address changes in consumer preferences, we frequently enhance our menu with seasonal offerings at our Pollo Tropical and Taco Cabana restaurants. We also selectively use promotions and limited time offers which are intended to reinforce our value proposition and to introduce new products. Additionally, our menus include a number of options to address consumers’ increasing focus on healthful eating, and we offer our guests drive-thru service at the majority of our restaurants in order to provide a fast, convenience option including home meal replacement and family meals.
Accelerating Development with Significant Potential. Since our spin-off in 2012, we have focused our strategy on growing both of our brands, although Pollo Tropical has been our primary growth vehicle. Our long-term business model is based on 8% to 10% company-owned restaurant growth each year. In 2015, we opened 34 new company-owned restaurants comprised of 32 Pollo Tropical restaurants and two Taco Cabana restaurants. For 2016, we are planning to open 36 to 40 new company-owned Pollo Tropical restaurants and up to four new company-owned Taco Cabana restaurants in existing markets. Our planned growth in 2016 focuses on existing markets in order to improve our restaurant penetration levels outside of our core South Florida markets. In each market, we endeavor to reach restaurant penetration levels which will support broadcast media to build brand awareness and sales growth.
Compelling Business Model and Strong Financial Results. We enjoy significant brand recognition due to high market penetration of company-owned restaurants in our core markets which provides operating, marketing and distribution efficiencies, convenience for our guests and the ability to effectively manage and enhance brand awareness. As a result of this brand recognition and the three factors discussed above, we believe that both of our brands enjoy strong financial results, which reinforces our compelling business model. Both of our brands enjoy segment-leading average annual sales volumes, as noted above, with compelling Restaurant-Level Adjusted EBITDA margins.
Growth Strategies
Our strategies for growth primarily include:
Develop New Restaurants Within and Outside of Our Existing Markets. We believe that we have significant opportunities to develop additional Pollo Tropical and Taco Cabana restaurants within our existing primary markets in Florida and Texas, as well as expansion opportunities into other regions of the United States that match our targeted demographic and site selection criteria, which initially include markets in the Southeast. We expect Pollo Tropical to be our primary growth vehicle. We believe both brands can operate successfully in the same markets as we continue to move the Pollo Tropical brand west from Florida, thereby leveraging the real estate knowledge and operating infrastructure already in place in Texas. We are currently targeting new restaurant openings in high profile areas with target household incomes and population density. In 2014, Pollo Tropical developed a new format which we believe will better enable it to be accepted as a general market concept with a broad target audience. This format includes a new exterior design and a more upscale décor that we believe better differentiates our brand with a more Caribbean inspired look; new menu offerings including rum-based beverages in some locations and beer; and numerous other enhancements, while continuing to utilize the elevated, limited table service platform and format that has been in place in certain locations since 2009. The new format serves as the model for Pollo Tropical’s expansion outside its core South Florida markets.
We target opening freestanding company-owned restaurants in order to provide drive-thru service which is an important convenience and sales component for our brands. Results may vary by market depending on restaurant penetration, brand awareness and media spend in the market, and the location of the restaurant. Although new company-owned restaurants in new markets that have not yet reached media efficiency typically open at lower sales volumes than restaurants opened in existing, media-efficient markets, we continue to believe that investing in these new markets is an important part of our growth strategy.
We believe that the location of our restaurants is a critical component of each restaurant’s success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management team determines the acceptability of all new sites, based upon analyses prepared by our real estate, financial and operations professionals as well as a third party vendor that employs proprietary location research technology and performs site evaluations on our behalf. Historically, this process has typically resulted in entering into a long-term lease for the land or, to a lesser extent, the acquisition of the land, in either case followed by construction of the building using cash generated from our operations or with borrowings under our senior credit facility. If we acquire the land, we may consider seeking to include the land and building in a sale and leaseback arrangement as a form of financing in order to reinvest the proceeds in additional restaurants.
The following table includes the recent historical initial interior cost (including equipment, seating, signage and other interior costs) of a typical new or converted freestanding restaurant, as well as the historical exterior cost (including building and site improvements) and land if acquired.

	Pollo Tropical	Taco Cabana
Interior costs and signage	$600,000 to $900,000	$500,000 to $600,000
Exterior costs	$0.7 million to $1.4 million	$1.2 million to $1.3 million
Land	$0.9 million to $1.4 million	N/A
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

•
New product innovation: Across both brands, our menus are centered on fresh, high quality food offerings that we believe have both broad appeal and provide everyday value. Pollo Tropical and Taco Cabana each have separate teams of product research and development professionals that enables us to continually refine our menu offerings and develop new products. Maintaining a strong product pipeline is critical to keeping our offerings compelling, and we intend to introduce innovative new items and enhancements to existing menu favorites throughout the year to drive further guest traffic and maximize guest frequency. Also, the addition of portable menu items, such as wraps, sandwiches, bowls and salads, as well as home meal replacement and family meals will continue to be a key focus for both brands as we look to capture more meal occasions for people on the go.

•
Focus on effective advertising to highlight our everyday value proposition: Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, outdoor marketing including billboards, in-store promotions, local store marketing, social media marketing and web-based and other strategies, including the use of radio and television advertising and limited-time offer menu item promotions. The type, mix and volume of advertising spend is heavily influenced by number of restaurants in each market, so that in new markets we achieve certain restaurant penetration levels prior to launching more expensive and broad-based radio and television advertising. We plan to continue to refine our advertising and media strategy to continue to reinforce the key attributes of our brands which include high quality, freshly-prepared food, an enhanced guest experience and everyday value. We have experienced success emphasizing the attractive price points of our menu. Additionally, we revamped our Pollo Tropical and Taco Cabana websites as part of our initiative to elevate our brand positioning across all guest touch points and seek to leverage social media marketing. Through our websites, we now provide guests with the opportunity to sign up for our respective eClubs to stay informed regarding product and promotional launches. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical’s advertising expenditures were 2.6% in 2015, 2.5% in 2014 and 2.2% in 2013. As a percentage of Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 3.8% in 2015, 3.9% in 2014 and 3.9% in 2013. In 2016, we plan to pilot and introduce a loyalty program at both brands to further connect with our repeat guests.

•
Grow our off premise sales: While both Pollo Tropical and Taco Cabana offer family meals and catering, we believe both brands have significant opportunities to grow their off premise sales. In addition to launching a redesigned website with enhanced on-line ordering capabilities and a smart phone app, we are also offering delivery on a trial basis in certain markets.

•
Continue our brand elevation and reimage program: We believe that our elevated brand position continues to resonate with guests by enhancing the quality of the guest experience at our restaurants by aligning our image and service with our high quality food offerings. We continue to implement restaurant enhancement initiatives to elevate the dining experience at our Pollo Tropical and Taco Cabana restaurants in select markets. We believe these enhancements improve our brands’ positioning in the fast-casual segment while appealing to a broader demographic. Our restaurant enhancements create an updated, contemporary look that we believe is more relevant to today’s consumers and include changes to both the interior and exterior of our restaurants with the addition of new tables and chairs, upgraded salsa bars and the addition of photos and murals to create a more inviting feel and highlight our fresh ingredients. Our Pollo Tropical and Taco Cabana elevated formats also feature limited table service, Wi-Fi and new menu items, as well as hand-held menus and real plates and silverware in certain locations. We believe our elevated Pollo Tropical and Taco Cabana restaurants continue to differentiate us from our competitors. Additionally, we plan to continue our restaurant reimaging efforts as we refresh and upgrade our entire system. As of January 3, 2016, we have substantially completed a multi-year reimaging program at Taco Cabana and are in the second year of a reimaging program at Pollo Tropical. As of January 3, 2016, we have reimaged 17 Pollo Tropical restaurants, and plan to continue to reimage additional Pollo Tropical restaurants, which we believe will further differentiate our Pollo Tropical brand with a more Caribbean inspired look, help us maintain a quality restaurant environment, and further drive incremental sales and profitability.

Improve Profitability and Optimize Our Infrastructure. We believe our Restaurant-Level Adjusted EBITDA margins, at 24.8% for Pollo Tropical and 19.0% for Taco Cabana, are among the best in the fast- and quick-casual segments. However, through new restaurant development, growing comparable restaurant sales and growing franchise revenues, we believe we will further grow our Restaurant-Level Adjusted EBITDA and related margins. We also believe that our large restaurant base, skilled management team, operating systems and training and development programs support our strategy of enhancing operating efficiencies for our existing restaurants while concurrently growing our restaurant base. We continue to focus on maximizing cost efficiencies, including implementing profit enhancement initiatives focused on food and labor costs and leveraging our scale, as well as enhancing our supply chain expertise with the result of reduced costs and improved food quality, consistency and yield. In addition, as we continue to grow our restaurant base we believe that we will be able to further leverage our size to realize certain benefits from economies of scale.
However, because our company-owned restaurants in new markets have lower sales than our company-owned restaurants in markets that have achieved media efficiency and we need to build regional support structures in advance of new company-owned restaurant openings, our average annual sales per restaurant and Adjusted EBITDA margins, which include general and administrative costs, have been and could continue to be impacted as we open new company-owned restaurants in new markets.
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
We believe that:

•	product quality and taste;

•	brand differentiation and recognition;

•	convenience of location;

•	speed of service;

•	menu variety;

•	value perception;

•	ambiance;

•	cleanliness; and

•	hospitality
are among the most important competitive factors in the fast-casual restaurant segment and that our two concepts effectively compete in that category.
Pollo Tropical’s competitors include national and regional chicken-based concepts, as well as other types of quick-service and fast-casual restaurants.
Taco Cabana’s restaurants compete with Mexican concepts, including those in the quick-service and casual dining segments and other fast-casual restaurants.
Restaurant Operating Data
Selected restaurant operating data for our two restaurant concepts is as follows:

	Year ended
	January 3, 2016	December 28, 2014	December 29, 2013
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands) (1)	$2,585	$2,720	$2,666
Average sales transaction	$10.76	$10.26	$10.03
Drive-through sales as a percentage of total sales	45.7%	45.3%	44.7%
Day-part sales percentages:
Lunch	46.8%	46.5%	46.6%
Dinner and late night	53.2%	53.5%	53.4%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands) (1)	$1,920	$1,831	$1,783
Average sales transaction	$9.16	$8.75	$8.50
Drive-through sales as a percentage of total sales	54.7%	53.9%	52.8%
Day-part sales percentages:
Breakfast	20.8%	19.8%	18.8%
Lunch	22.4%	22.5%	22.6%
Dinner	25.4%	25.8%	26.1%
Late night (9pm to midnight)	12.1%	12.4%	12.6%
Afternoon (2pm to 5pm)	12.7%	12.5%	12.4%
Overnight (midnight to 6am)	6.6%	7.0%	7.5%
(1) Average annual sales for company-owned restaurants are derived by dividing restaurant sales for such year for the applicable segment by the average number of company-owned restaurants for the applicable segment for such year. For comparative purposes, the calculation of average annual sales per company-owned restaurant is based on a 52-week fiscal year. Restaurant sales data for the extra week in the fiscal year ended January 3, 2016 have been excluded for purposes of calculating average annual sales per company-owned restaurant.
Seasonality
Our business is moderately seasonal due to regional weather conditions. Sales from our restaurants located in south and central Florida are generally higher during the winter months than during the summer months, while sales from our restaurants located in Texas, north Florida, Nashville and Atlanta are generally higher during the summer months than during the winter months. Accordingly, we believe this seasonal impact is not material to our business as a whole because of the offsetting seasonality of our concepts.

Operations
Management Structure
We conduct substantially all of our marketing and operations support functions from our Pollo Tropical division headquarters in Miami, Florida, and our Taco Cabana division headquarters in San Antonio, Texas. The management structure for Pollo Tropical consists of our Chief Operating Officer, Danny Meisenheimer, who has over 25 years of experience in the restaurant industry, and two Vice Presidents of Operations supported by four Regional Directors, 24 District Managers and five Assistant District Managers. The management structure of Taco Cabana consists of our Chief Operating Officer, Todd Coerver, who has over 20 years of restaurant industry experience, and a Vice President of Operations supported by two Regional Directors, three Senior District Managers, 24 District Managers and two Assistant District Managers. The two Chief Operating Officers report to our Chief Executive Officer and President, and are supported by a number of divisional and corporate executives with responsibility for operations, marketing, product development, purchasing, human resources, training, real estate and finance. For each of our brands, a district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants. Regional directors, district managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are supervised by a salaried restaurant or general manager and two or three salaried assistant managers.
Our executive management functions are primarily conducted from our corporate headquarters in Addison, Texas. Our management team is led by Timothy P. Taft, who serves as our Chief Executive Officer and President. Lynn Schweinfurth serves as our Chief Financial Officer and Treasurer, Joseph A. Zirkman serves as our General Counsel and Secretary, John Todd serves as our Chief Development Officer and Joseph W. Brink serves as our Chief Procurement Officer.
Training
We maintain a comprehensive training and development program for all of our restaurant personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. The program emphasizes system-wide operating procedures, food preparation methods and guest service standards for each of the concepts. The first six months of a new manager’s time is spent in initial training with close oversight and a limited span of control.  This period covers basic shift control, team member supervision, procedural and technical skills and management development.  Eight weeks of this time is spent under direct supervision of a dedicated field training manager.  The ensuing four months contain intense classroom training with an emphasis on skills building.  The next phase is an intensive, self-paced ongoing development program designed to prepare the participant for the next level of management.
Our training process for new restaurant openings has been developed over the last five years as we expanded into new territory.  Dedicated trainers, a new restaurant opening support team and a well-documented training and logistics process to assist us in ensuring execution of the brand standards at openings.  Menu authenticity and knowledge, passion for our food and a culture of caring are our strengths in our traditional markets.  Our opening processes help to instill these in our teams in new markets.
Management Information Systems
Our management information systems provide us the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants.
In all corporate-owned restaurants, we use computerized management information systems, which we believe are scalable to support our future growth plans. We use touch-screen point-of-sale (POS) systems designed specifically for the restaurant industry that facilitate accuracy and speed of order taking, are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with above-store enterprise applications that are designed to facilitate financial and management control of our restaurant operations. All products sold and related prices at our company-owned restaurants are programmed into the system from our central support office.
We provide in-store access to enterprise systems that assist in labor scheduling and food cost management, allow on-line ordering from distributors, and reduce managers’ administrative time. Critical information from such systems is available in near real-time to our restaurant managers, who are expected to react quickly to trends or situations in their restaurant. Our district managers also receive near real-time information from all restaurants under their control and have access to key operating data on a remote basis. Management personnel at all levels, from the restaurant manager through senior management, utilize key restaurant performance indicators to manage our business.
These enterprise systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs, and other key operating information for each restaurant. These systems also provide the ability to monitor labor utilization and sales trends on a real-time basis at each restaurant and provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial, product mix and operational data.

We use an integrated digital ordering system that is integrated with our POS system at each restaurant. Individual, group or catering orders placed on our website, mobile app or through our call center are transmitted electronically to the restaurants to provide a seamless ordering, payment and pickup experience for our guests.
We expect to continue to make substantial investments in technology that will drive sales and transaction growth through improved customer engagement and off-premise service offerings, improve the effectiveness of labor and inventory management, and improve efficiencies with our core enterprise systems.
Suppliers and Distributors
For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Food and supplies for both brands are ordered from approved suppliers and are shipped to the restaurants via distributors. Both brands are responsible for monitoring quality control, for the supervision of these suppliers and for conducting inspections to observe preparations and ensure the quality of products purchased.
For both our Pollo Tropical and Taco Cabana restaurants, we have long-term service agreements with our primary distributors of food and paper products. In 2014, we consolidated our food distribution with Performance Food Group, Inc., which is now our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 26, 2019. For our restaurants in the Southeast, Kelly Food Service is our primary chicken distributor under an agreement that expires on December 31, 2017. We also currently rely on six suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2016.
Quality Assurance
Pollo Tropical and Taco Cabana are committed to obtaining quality ingredients and creating made-from-scratch, freshly-prepared food in a safe manner. In addition to operating in accordance with quality assurance and health standards mandated by federal, state and local governmental laws and regulations regarding minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness, among other things, we have also developed our own internal quality control standards. We require our suppliers to adhere to our high quality control standards, and we regularly inspect their products and production and distribution facilities to ensure that they conform to those standards. In addition, we have implemented certain procedures to ensure that we serve safe, quality meals to our guests. As an example, we utilize the nationally-recognized ServSafe program to train our kitchen staff and managers in proper food handling and preparation techniques. In addition, our quality assurance team conducts unscheduled inspections of our restaurants, and restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis.
In addition to food safety, our operational focus at each of our two concepts is closely monitored to achieve a high level of guest satisfaction via speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with our operating policies. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the restaurants and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various guest service standards and objectives, including feedback obtained directly from our guests. The guest feedback is monitored by an independent agency and by us and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have our own in-house guest service representatives that handle guest inquiries and feedback.
Trademarks
We believe that our trademarks, service marks, trade dress, logos and other proprietary intellectual property are important to our success. We have registered the principal Pollo Tropical and Taco Cabana logos and designs with the U.S. Patent and Trademark Office on the Principal Register as a service mark for our restaurant services. We also have secured or have applied for state and federal registrations for several other advertising or promotional marks, including variations of the Pollo Tropical and Taco Cabana principal marks as well as those related to our core menu offerings. In connection with our current and potential international franchising activities, we have applied for or been granted registrations in foreign countries of the Pollo Tropical and Taco Cabana principal marks and several other marks.
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
We are subject to the federal Fair Labor Standards Act and various other federal and state laws governing employment matters. While we pay, on average, rates that are above the federal minimum wage, and where applicable, state minimum wage, increases in those minimum wages have in the past increased wage rates at our restaurants and in the future will affect our labor costs. In addition, changes to the salary level used to determine exempt status that will become effective in late 2016 may increase our labor costs. Also, certain provisions of the comprehensive federal health care reform law enacted in 2010 became effective in 2015. We believe that a combination of labor management, cost reduction initiatives, technology and menu price increases can offset the potential increased costs associated with these regulations for 2016.
Taco Cabana and Pollo Tropical are subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each restaurant location that sells alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant’s records and procedures. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our Taco Cabana restaurants and certain of our Pollo Tropical restaurants, including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing. Our Taco Cabana restaurants and certain of our Pollo Tropical restaurants are subject to state “dram-shop” laws. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated or minor patron. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot ensure that this insurance will be adequate to cover any claims that may be instituted against us.
Employees
As of January 3, 2016, we employed approximately 11,550 persons, of which approximately 200 were corporate and administrative personnel and approximately 11,350 were restaurant operations and other supervisory personnel. None of our employees are covered by collective bargaining agreements. We believe that overall relations with our employees are good.
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
Pollo Tropical's competitors include national and regional chicken-based concepts as well as other types of quick-service and fast-casual restaurants. Our Taco Cabana restaurants compete with Mexican concepts, including those in the quick-service, fast-casual and casual dining segments.
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
The fast-casual restaurant segment is highly competitive and can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices and utility costs;

•	consumer concerns about health, diet and nutrition;

•	instances of food-borne or localized illnesses or other food safety issues;

•	increases in the number of, and particular locations of, competing restaurants;

•	changes in discretionary consumer spending;

•	inflation;

•	availability of key commodities such as beef, chicken, eggs and produce;

•	increases in the cost of key commodities, such as beef, chicken, eggs and produce as well as the cost of paper goods and packaging;

•	increased labor costs, including unemployment insurance, minimum wage and overtime requirements, and increases in the cost of providing healthcare, including the impact of the Affordable Care Act;

•	costs related to remaining competitive and current with regard to new technologies in our restaurants such as on-line ordering and credit card security;

•	the availability of experienced management and hourly-paid employees; and

•	regional weather conditions.
 Our continued growth depends on our ability to open and operate new restaurants profitably, which in turn depends on our continued access to capital, and newly developed restaurants may not perform as we expect and there can be no assurance that our growth and development plans will be achieved.
Our continued growth depends on our ability to develop additional Pollo Tropical and Taco Cabana restaurants. Development involves substantial risks, including the following:

•	the inability to fund development;

•	development costs that exceed budgeted amounts;

•	delays in completion of construction;

•	the inability to obtain all necessary zoning and construction permits;

•	the inability to identify, or the unavailability of, suitable sites on acceptable leasing or purchase terms;

•	developed restaurants that do not achieve desired revenue or cash flow levels or other operating and performance targets once opened;

•	incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion or a new restaurant is closed due to poor financial performance;

•	the inability to recruit and retain managers and other employees necessary to staff each new restaurant;

•	changes in governmental rules and regulations or enforcement thereof; and

•	changes in general economic and business conditions.
We cannot ensure that our growth and development plans can be achieved. Our long-term development plans will require additional management, operational and financial resources. For example, we will be required to recruit managers and other personnel for each new restaurant. We cannot ensure that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, may depend on our continued access to external financing, including borrowing under our senior secured revolving credit facility, which we refer to as the "senior credit facility". There can be no assurance that we will have access to the capital we need at acceptable terms or at all, which could materially adversely affect our business. In addition, our need to manage our indebtedness levels to ensure continued compliance with financial leverage ratio covenants under our senior credit facility may reduce our ability to develop new restaurants.
Our expansion into new markets may present increased risks due to a lack of market awareness of our brands.
We may encounter difficulties developing restaurants outside of our existing markets, and there can be no assurance that we will be able to successfully grow our market presence beyond our existing markets. We may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. In areas where there is a limited or a lack of market awareness of the Pollo Tropical or Taco Cabana brand and therefore it may be more challenging for us to attract guests to our restaurants. Restaurants opened in new markets where we have not reached media efficiency may open at lower sales volumes than restaurants opened in existing media-efficient markets, and may have lower restaurant-level operating margins than in existing markets. Sales at restaurants opened in new markets that are not yet media efficient may take longer to reach average restaurant sales volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment and other lease charges. Opening new restaurants in areas in which potential guests may not be familiar with our restaurants may include costs related to the opening and marketing of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer guests than our more established restaurants in existing markets. We may also not open a sufficient number of restaurants in new markets to adequately leverage distribution, supervision and marketing costs. As a result of the foregoing, we cannot ensure that we will be able to successfully or profitably operate our new restaurants outside our existing markets.
We could be adversely affected by food-borne or local illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.
Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants, restaurants operated by our franchisees or to restaurants owned or operated by other companies. For example, outbreaks of e-coli, norovirus, salmonella, lysteria and other illnesses or health concerns about the consumption of beef or chicken or by specific events such as the outbreak of “mad cow” disease or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce the available supply of beef, chicken or other key commodities, such as eggs or produce, or significantly raise the price of these key commodities.
In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our restaurants. Food-borne or local illness or food tampering incidents could be caused by guests, employees, food suppliers or distributors and, therefore, could be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our business.
Changes in consumer tastes could negatively impact our business.
We obtain a significant portion of our revenues from the sale of foods that are characterized as Caribbean and Mexican and if consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. The fast-

casual segment is characterized by the frequent introduction of new products, often accompanied by substantial promotional campaigns and are subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. We may find it necessary to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose guests who do not prefer the new menu items. In recent years, numerous companies in the fast-casual segment have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories and low in fat content. If we do not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.
An increase in food costs could adversely affect our operating results.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the cost or availability of certain food products could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation. However, we believe commodity price increases may be mitigated through menu price increases and other initiatives, although there can be no assurance in such regard. The type, variety, quality and cost of produce, beef, poultry, cheese and other commodities can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, including higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we utilize purchasing contracts of up to a year to lock in the prices for a material portion of the food commodities used in our restaurants, some of the commodities used in our operations cannot be locked in for periods of longer than one month. Currently, we have contracts of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry and beef. We do not use financial instruments to hedge our risk against market fluctuations in the price of commodities at this time. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.
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
We negotiate directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Food and supplies for both brands are ordered from approved suppliers and are shipped to the restaurants via distributors. Both brands are responsible for monitoring quality control, for the supervision of these suppliers and for conducting inspections to observe preparations and ensure the quality of products purchased. For both our Pollo Tropical and Taco Cabana restaurants, we have long-term service agreements with our primary distributors of food and paper products. In 2014, we consolidated our food distribution with Performance Food Group, Inc., which is now our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 26, 2019. For our restaurants in the Southeast, Kelly Food Service is our primary chicken distributor under an agreement that expires on December 31, 2017. We also currently rely on six suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2016. If our distributors or suppliers were unable to service us, this could lead to a material disruption of service or supply until a new distributor or supplier is engaged, which could have a material adverse effect on our business.
If labor costs increase, we may not be able to make a corresponding increase in our prices and our operating results may be adversely affected.
Wage rates for a substantial number of our employees are above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, including increases in state unemployment insurance costs, overtime costs or other costs including mandated health insurance, this could have a material adverse effect on our operating results. In addition, even if minimum wage rates do not increase, we may still be required to raise wage rates in order to compete for an adequate supply of labor for our restaurants.
Additionally, while we do not currently have any unionized employees, union organizers have engaged in efforts to organize employees of other restaurant companies. If a significant portion of our employees were to become union organized, our labor costs could increase. Potential changes in labor laws, including the possible passage of legislation designed to make it easier for employees to unionize, could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs.
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
As of January 3, 2016, excluding our franchised locations, all but 15 of our Pollo Tropical restaurants were located in Florida and Texas and all but one of our Taco Cabana restaurants were located in Texas. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida and Texas, the tourism industry affecting Florida and other unforeseen events may have a material impact on the success of our restaurants in those locations.
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
Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants. In particular, where our guests’ disposable income is reduced (such as by job losses, credit constraints and higher housing, tax, utility, gas, consumer credit or other costs) or where the perceived wealth of guests has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our restaurants have in the past experienced, and may in the future experience, lower sales and guest traffic as guests choose lower-cost alternatives or choose alternatives to dining out. The resulting decrease in our guest traffic or average sales per transaction has had an adverse effect in the past, and could in the future have a material adverse effect, on our business.
We cannot ensure that the current locations of our existing restaurants will continue to be economically viable or that additional locations will be acquired at reasonable costs.
The location of our restaurants has significant influence on their success. We cannot ensure that current locations will continue to be economically viable or that additional locations can be acquired at reasonable costs. In addition, the economic environment where restaurants are located could decline in the future, which could result in reduced sales in those locations. We cannot ensure that new sites will be profitable or as profitable as existing sites.
Government regulation could adversely affect our financial condition and results of operations.
We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:

•	health care;

•	employer/employee relationships, including minimum wage requirements, overtime, working and safety conditions, family leave mandates and citizenship or work authorization or related requirements;

•	federal and state laws that prohibit discrimination and laws regulating design and operation of, and access to, facilities, such as the Americans With Disabilities Act of 1990;

•	requirements relating to labeling of caloric and other nutritional information on menu boards, advertising and food packaging;

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages at our Taco Cabana restaurants and at certain Pollo Tropical restaurants;

•	zoning; and

•	federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.

In the event that legislation has a negative impact on our business, it could have a material adverse impact. For example, substantial increases in the minimum wage or state or Federal unemployment taxes could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations and liquor license approvals can cause substantial delays in our ability to build and open new restaurants. Local authorities may revoke, suspend or deny renewal of our liquor licenses if they determine that our conduct violates applicable regulations. Any failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results. Complying with these rules and regulations subjects us to substantial expense and can expose us to liabilities from claims for non-compliance. We could suffer losses from, and we incur legal costs to defend, these claims and the amount of such losses could be significant.
The effect of recent changes to U.S. health care laws may increase our health care costs and negatively impact our financial results.
Under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, changes that became effective in 2014, and the employer mandate and employer penalties that became effective in 2015, may increase our labor costs significantly. While changes in the law for 2015, including the imposition of a penalty on individuals who do not obtain health care coverage, have not resulted in significant numbers of additional employees electing to participate in our health care plans, there can be no assurance that this will not change in the future which may increase our health care costs. It is also possible that making changes or failing to make changes in the health care plans we offer will make us less attractive to our current or potential employees. The costs and other effects of these new health care requirements on future periods cannot be determined with certainty and could have a material adverse effect on our results of operations.
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
In recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls”, have purchased technology related patents and other intellectual property assets related to our information technology for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that technology or equipment we use infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses.
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
As of January 3, 2016, a total of 41 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. We expect our number of franchised restaurants may increase in the future as a result of our franchising strategy for Pollo Tropical and our strategy of expanding domestic non-traditional licensing for both Pollo Tropical and Taco Cabana. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.
Our indebtedness could adversely affect our financial condition.
As of January 3, 2016, we had $74.3 million of outstanding indebtedness comprised of $71.0 million of revolving credit borrowings under our senior credit facility, lease financing obligations of $1.7 million and capital lease obligations of $1.7 million.
As a result of our indebtedness, a portion of our cash flow will be required to make payments on our outstanding indebtedness. In addition, to the extent we significantly increase our borrowings and interest rates increase under our senior credit facility, we may not generate sufficient cash flow from operations to enable us to both repay our indebtedness and fund our other liquidity needs.
 Our indebtedness could have important consequences. For example, it could:

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
We expect to use cash flow from operations and revolving borrowings under our senior credit facility to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior credit facility, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our senior credit facility, may limit our ability to pursue any of these alternatives.

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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot ensure that we will meet these tests.
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
Failure to comply with environmental laws could result in the imposition of fines or penalties, restrictions on operations by governmental agencies or courts of law, as well as investigatory or remedial liabilities and claims for alleged personal injury or damages to property or natural resources. Some environmental laws impose strict, and under some circumstances joint and several, liability for costs of investigation and remediation of contaminated sites on current and prior owners or operators of the sites, as well as those entities that send regulated materials to the sites. We cannot ensure that we have been or will be at all times in complete compliance with such laws, regulations and permits. Therefore, our costs of complying with current and future environmental, health and safety laws could adversely affect our results of operations.

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
We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, including the Pollo Tropical and Taco Cabana names and logos, and proprietary rights relating to certain of our core menu offerings. We believe that our trademarks, service marks, trade dress and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. If our efforts to protect our intellectual property are inadequate or if any third party misappropriates or infringes on our intellectual property either in print or on the internet, the value of our brands may be harmed which could have a material adverse effect on our business. We are aware of restaurants in foreign jurisdictions using menu items, logos or branding that we believe are based on our intellectual property and our ability to prevent these restaurants from using these elements may be limited in jurisdictions in which we are not operating. This could have an adverse impact on our ability to expand into other jurisdictions in the future.
We are not aware of any assertions that our trademarks or menu offerings infringe upon the proprietary rights of third parties, but we cannot ensure that third parties will not claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.
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
The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We cannot ensure that these analysts will publish research or reports about us or that any analysts that do so will not discontinue publishing research or reports about us in the future. If one or more analysts who cover us downgrade our stock, our stock price could decline rapidly. If analysts do not publish reports about us or if one or more analyst ceases coverage of our stock, we could lose visibility in the market, which in turn could cause our stock price to decline.
Percentage ownership of our common stock may be diluted in the future.
Percentage ownership of our common stock may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees. The Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, and other equity-based awards to our directors, officers and other employees, advisors and consultants. In addition, in the future we may also issue common stock or other securities to raise additional capital. Any new shares issued would dilute our existing shareholders.
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

•
provide the approval of our board of directors or a supermajority of stockholders is necessary to make, alter or repeal our amended and restated bylaws and that approval of a supermajority of stockholders is necessary to amend, alter or change certain provisions of our restated certificate of incorporation;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 3, 2016, we owned or leased the following operating restaurant properties:

	Owned	Leased (1)	Total (2)
Restaurants:
Pollo Tropical	10	145	155
Taco Cabana	9	153	162
Total operating restaurants	19	298	317

(1)	Includes eleven restaurants located in in-line or storefront locations.

(2)
Excludes restaurants operated by our Pollo Tropical and Taco Cabana franchisees. In addition, as of January 3, 2016, we had six restaurants under development, three properties subleased to third parties and three properties available for sublease.

As of January 3, 2016, we leased 94% of our Pollo Tropical restaurants and 94% of our Taco Cabana restaurants. We typically enter into leases (including renewal options) ranging from 35 to 45 years. The average remaining term for all leases, including options, was approximately 27 years as of January 3, 2016. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
ITEM 3. LEGAL PROCEEDINGS
On September 29, 2014, Daisy, Inc., an automotive repair shop in Cape Coral, Florida, filed a putative class action suit against Fiesta Restaurant Group, Inc.'s subsidiary, Pollo Operations, Inc. ("Pollo") in the United States District Court for the Middle District of Florida. The suit claims that Pollo allegedly engaged in unlawful activity in violation of the Telephone Consumer Protection Act, § 227 et seq. occurring in December 2010 and January 2011. As of January 3, 2016, Pollo has reached a settlement with the plaintiff and has recorded a charge of $1.1 million to cover the estimated costs related to the settlement, which include estimated payments to class members, plaintiffs attorneys' fees and related settlement administration costs, but does not include legal fees incurred by Pollo in defending the action. The settlement, which is subject only to final approval by the Court, will result in dismissal of the case.
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
Our common stock trades on The NASDAQ Global Select Market under the symbol “FRGI”. The common stock has been quoted on The NASDAQ Global Select Market since May 8, 2012. On February 18, 2016, there were 26,829,183 shares of our common stock outstanding held by 581 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency. The closing price of our common stock on February 18, 2016 was $35.74.

The following table presents the range of high and low closing prices of our common stock for the periods indicated, as reported by The NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Year Ended January 3, 2016
First Quarter	$66.99	$55.32
Second Quarter	$62.32	$46.45
Third Quarter	$58.47	$46.35
Fourth Quarter	$45.71	$32.01

Year Ended December 28, 2014
First Quarter	$52.62	$40.55
Second Quarter	$46.31	$36.31
Third Quarter	$51.49	$42.16
Fourth Quarter	$62.85	$48.95
Dividends
We did not pay any cash dividends during 2015 or 2014. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds to fund the development and growth of our business. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends and distributions to us from our subsidiaries. Our senior credit facility limits, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
Stock Performance Graph
The following graph compares, from May 8, 2012 (the date on which our common stock began "regular way" trading on The NASDAQ Global Select Market), the cumulative total stockholder return on our common stock with the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P Small Cap 600 Restaurant Index. We have elected to use the S&P Small Cap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P Small Cap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us.
The initial trading price of our common stock on May 8, 2012 was $11.10 and the closing price of our common stock on December 31, 2015, the last trading day before our fiscal year end date of January 3, 2016, was $33.60. The following graph is based upon the closing price of our common stock from May 8, 2012 through January 3, 2016.

COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN*

Among Fiesta Restaurant Group, the NASDAQ Composite Index, and S&P SmallCap 600 Restaurants

$600
$500
$400
$300
$200
$100
$0
5/8/12
8/12
12/12
4/13
8/13
12/13
4/14
8/14
12/14
4/15
8/15
12/15
Fiesta Restaurant Group
NASDAQ Composite
S&P SmallCap 600 Restaurants

*$100 invested on 5/8/12 in stock or 4/30/12 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Total Cumulative Shareholder Returns

	5/8/2012	06/30/2012	12/31/2012	06/30/2013	12/31/2013	06/30/2014	12/31/2014	6/30/2015	1/3/2016
Fiesta Restaurant Group, Inc.	$100.00	$115.04	$133.22	$298.75	$454.26	$403.57	$528.70	$434.78	$292.17
NASDAQ Composite	$100.00	$98.12	$99.25	$114.40	$141.95	$150.28	$161.52	$169.97	$170.82
S&P Small Cap 600 Restaurants	$100.00	$104.27	$107.07	$140.43	$172.57	$175.60	$218.74	$218.47	$192.07
The graph and table above provide the cumulative change of $100.00 invested on May 8, 2012, including reinvestment of dividends, if applicable, for the periods indicated.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the years ended January 3, 2016, December 28, 2014, December 29, 2013, December 30, 2012, and January 1, 2012. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of January 3, 2016 and December 28, 2014 and for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report. These historical results are not necessarily indicative of the results to be expected in the future. The fiscal year ending January 3, 2016 contained 53 weeks. Our fiscal years ended December 28, 2014, December 29, 2013, December 30, 2012, and January 1, 2012 each contained 52 weeks.

(Dollars in thousands, except share and per share data)	Year ended
	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
Statement of operations data:
Revenues:
Restaurant sales	$684,584	$608,540	$548,980	$507,351	$473,249
Franchise royalty revenues and fees	2,808	2,603	2,357	2,375	1,719
Total revenues	687,392	611,143	551,337	509,726	474,968
Costs and expenses:
Cost of sales	217,328	192,250	176,123	163,514	152,711
Restaurant wages and related expenses (including stock-based compensation expense of $156, $71, $2, $11 and $18, respectively)	174,222	155,140	143,392	136,265	129,083
Restaurant rent expense	33,103	29,645	26,849	21,595	16,841
Other restaurant operating expenses	87,285	78,921	69,021	63,813	61,398
Advertising expense	21,617	19,493	17,138	16,791	16,082
General and administrative (including stock-based compensation expense of $4,137, $3,426, $2,296, $2,025 and $1,690, respectively)	54,521	49,414	48,521	43,870	37,459
Depreciation and amortization	30,575	23,047	20,375	18,278	19,537
Pre-opening costs	4,567	4,061	2,767	1,673	750
Impairment and other lease charges	2,382	363	199	7,039	2,744
Other (income) expense (1)	(679)	(558)	(554)	(92)	146
Total operating expenses	624,921	551,776	503,831	472,746	436,751
Income from operations	62,471	59,367	47,506	36,980	38,217
Interest expense	1,889	2,228	18,043	24,424	24,041
Loss on extinguishment of debt (2)	—	—	16,411	—	—
Income before income taxes	60,582	57,139	13,052	12,556	14,176
Provision for income taxes	22,046	20,963	3,795	4,289	4,635
Net income	$38,536	$36,176	$9,257	$8,267	$9,541

Per share data:
Basic net income per share (3)	$1.44	$1.35	$0.39	$0.35	$0.41
Diluted net income per share (3)	$1.44	$1.35	$0.39	$0.35	$0.41
Weighted average shares outstanding:
Basic weighted average shares outstanding (3)	26,515,029	26,293,714	23,271,431	22,890,018	23,161,822
Diluted weighted average shares outstanding (3)	26,522,196	26,296,049	23,271,431	22,890,018	23,161,822
Other financial data:
Net cash provided from operating activities	$81,352	$64,106	$36,176	$37,975	$43,167
Net cash used for investing activities	(87,671)	(66,658)	(34,067)	(32,718)	(15,082)
Net cash provided by (used for) financing activities	6,513	(3,339)	(6,664)	(3,394)	(16,998)
Total capital expenditures	(87,570)	(74,079)	(47,025)	(40,996)	(22,865)

	Year ended
(Dollars in thousands)	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
Balance sheet data:
Total assets (4)	$415,645	$357,956	$318,785	$303,729	$370,166
Working capital (5)	(15,067)	(14,243)	(8,180)	(12,370)	(10,840)
Long-term debt:
Due to former parent company	$—	$—	$—	$—	$1,511
8.875% Senior Secured Second Lien Notes (2)	—	—	—	200,000	200,000
Revolving credit facility	71,000	66,000	71,000	—	—
Lease financing obligations (4)	1,663	1,660	1,657	3,029	123,019
Capital leases	1,681	1,325	1,385	949	1,008
Total long-term debt	$74,344	$68,985	$74,042	$203,978	$325,538

Stockholders' equity (deficit)	$243,982	$199,587	$158,306	$10,504	$(4,672)
Operating statistics:
Consolidated:
Restaurant-Level Adjusted EBITDA (6)	$151,185	$133,162	$116,459	$105,384	$97,152
Restaurant-Level Adjusted EBITDA margin (6)	22.1%	21.9%	21.2%	20.8%	20.5%
Adjusted EBITDA (6)	99,042	85,716	69,824	64,241	62,352
Adjusted EBITDA margin (6)	14.4%	14.0%	12.7%	12.6%	13.1%
Total company-owned restaurants (at end of period)	317	291	267	251	249
Pollo Tropical:
Company-owned restaurants (at end of period)	155	124	102	91	91
Average number of company-owned restaurants	138.5	112.3	96.7	89.6	91
Revenues:
Restaurant sales	$364,544	$305,404	$257,837	$227,428	$208,115
Franchise royalty revenues and fees	2,197	2,072	1,865	1,915	1,410
Total revenues	366,741	307,476	259,702	229,343	209,525
Average annual sales per company-owned restaurant (7)	2,585	2,720	2,666	2,538	2,287
Restaurant-Level Adjusted EBITDA (6)	90,374	78,960	67,785	58,184	52,276
Restaurant-Level Adjusted EBITDA margin (6)	24.8%	25.9%	26.3%	25.6%	25.1%
Adjusted EBITDA (6)	59,335	52,721	43,738	38,592	35,567
Adjusted EBITDA margin (6)	16.2%	17.1%	16.8%	16.8%	17.0%
Change in comparable company-owned restaurant sales (8)	3.8%	6.6%	5.9%	8.1%	9.9%
Taco Cabana:
Company-owned restaurants (at end of period)	162	167	165	160	158
Average number of company-owned restaurants	163.9	165.6	163.3	158.3	156.9
Revenues:
Restaurant sales	$320,040	$303,136	$291,143	$279,923	$265,134
Franchise royalty revenues and fees	611	531	492	460	309
Total revenues	320,651	303,667	291,635	280,383	265,443
Average annual sales per company-owned restaurant (7)	1,920	1,831	1,783	1,768	1,690
Restaurant-Level Adjusted EBITDA (6)	60,811	54,202	48,674	47,200	44,876
Restaurant-Level Adjusted EBITDA margin (6)	19.0%	17.9%	16.7%	16.9%	16.9%
Adjusted EBITDA (6)	39,707	32,995	26,086	25,649	26,785
Adjusted EBITDA margin (6)	12.4%	10.9%	8.9%	9.1%	10.1%
Change in comparable company-owned restaurant sales (8)	4.4%	3.3%	0.5%	4.7%	3.7%

(1)
Other income for the year ended January 3, 2016 consisted primarily of a previously deferred gain of $0.4 million from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding and expected business interruption proceeds of $0.3 million related to a Pollo Tropical that was temporarily closed due to a fire. Other income for the year ended December 28, 2014 consisted primarily of a gain of $0.6 million from a condemnation award resulting from an eminent domain proceeding related to a location that closed in 2014. Other income for the year ended December 29, 2013 resulted primarily from a gain of $0.5 million from the sale of a non-operating Pollo Tropical restaurant property. Other income for the year ended December 30, 2012 also resulted from a gain of $0.1 million from the sale of a non-operating Pollo Tropical restaurant property. Other expense in the year ended January 1, 2012 resulted from a loss of $0.1 million from the sale of a Taco Cabana restaurant property in a sale-leaseback transaction.

(2)
In the year ended December 29, 2013, we completed a tender offer and consent solicitation for all of our outstanding $200.0 million 8.875% Senior Secured Second Lien Notes due 2016 ("Notes") and called for redemption and redeemed all of our Notes that were not validly tendered and accepted for payment in the tender offer. We recognized a loss on extinguishment of debt of $16.4 million in the fourth quarter of 2013 related to the repurchase and redemption of the Notes. The loss on extinguishment of debt includes the write-off of $3.9 million in deferred financing costs related to the Notes and $12.5 million of debt redemption premiums, consent payments, additional interest and other fees related to the redemption of the Notes.

(3)	Basic and diluted weighted average common shares outstanding reflect a 23,161.822 for one split of our outstanding common stock, which occurred on April 19, 2012.

(4)
Prior to the spin-off of Fiesta from Carrols in May 2012, certain sale-leaseback transactions were classified as lease financing transactions because Carrols guaranteed the related lease payments. Effective upon the spin-off, the provisions that previously precluded sale-leaseback accounting were cured or eliminated. As a result, the real property leases entered into in connection with these transactions are now recorded as operating leases. Because of this change in accounting treatment, we recorded a decrease in lease financing obligations of $114.2 million, a decrease in assets under lease financing obligations of $80.4 million, and a decrease of $1.6 million in deferred financing fees in 2012.

(5)
We adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, and applied the new presentation retrospectively (see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K). This change decreased working capital by $2.9 million, $3.0 million, $2.0 million and $1.8 million for the years ended December 28, 2014, December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

(6)
Adjusted EBITDA is defined as earnings before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA for each of our Pollo Tropical and Taco Cabana segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal, supply chain, human resources, development and other administrative functions. Adjusted EBITDA margin is derived by dividing Adjusted EBITDA by total revenues.

Restaurant-Level Adjusted EBITDA is defined as Adjusted EBITDA excluding franchise royalty revenue and fees, pre-opening costs and general and administrative expense (including corporate-level general and administrative expenses). Restaurant-Level Adjusted EBITDA margin is derived by dividing Restaurant-Level Adjusted EBITDA by restaurant sales.
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

A reconciliation of Restaurant-Level Adjusted EBITDA and Adjusted EBITDA to consolidated net income is presented below:

	Year ended
(Dollars in thousands)	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
Restaurant-Level Adjusted EBITDA:
Pollo Tropical	$90,374	$78,960	$67,785	$58,184	$52,276
Taco Cabana	60,811	54,202	48,674	47,200	44,876
Consolidated	151,185	133,162	116,459	105,384	97,152
Add:
Franchise royalty revenue and fees	2,808	2,603	2,357	2,375	1,719
Less:
Pre-opening costs	4,567	4,061	2,767	1,673	750
General and administrative (excluding stock-based compensation expense of $4,137, $3,426, $2,296, $2,025 and $1,690 respectively)	50,384	45,988	46,225	41,845	35,769
Adjusted EBITDA:
Pollo Tropical	$59,335	$52,721	$43,738	$38,592	$35,567
Taco Cabana	39,707	32,995	26,086	25,649	26,785
Consolidated	99,042	85,716	69,824	64,241	62,352
Less:
Depreciation and amortization	30,575	23,047	20,375	18,278	19,537
Impairment and other lease charges	2,382	363	199	7,039	2,744
Interest expense	1,889	2,228	18,043	24,424	24,041
Loss on extinguishment of debt	—	—	16,411	—	—
Provision for income taxes	22,046	20,963	3,795	4,289	4,635
Stock-based compensation expense	4,293	3,497	2,298	2,036	1,708
Other (income) expense	(679)	(558)	(554)	(92)	146
Net income	$38,536	$36,176	$9,257	$8,267	$9,541

(7)
Average annual sales per company-owned restaurant are derived by dividing restaurant sales for the applicable segment by the average number of company-owned and operated restaurants. For comparative purposes, the calculation of average annual sales per company-owned restaurant is based on a 52-week fiscal year. Restaurant sales data for the extra week in the fiscal year ended January 3, 2016 have been excluded for purposes of calculating average annual sales per company-owned restaurant.

(8)
Restaurants are included in comparable restaurant sales after they have been open for 18 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week fiscal year. Restaurant sales for the extra week in the fiscal year ended January 3, 2016 have been excluded for purposes of calculating the change in comparable company-owned restaurant sales.

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ending January 3, 2016 contained 53 weeks. The fiscal years ended December 28, 2014 and December 29, 2013 each contained 52 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 years and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of January 3, 2016, our company-owned restaurants included 155 Pollo Tropical restaurants and 162 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of January 3, 2016, we had 30 franchised Pollo Tropical restaurants located in Puerto Rico, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Panama and Guatemala, and five licensed locations on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets, and we have commitments for additional non-traditional locations in U.S. markets in which we currently operate.
As of January 3, 2016, we had four Taco Cabana franchised restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Executive Summary-Consolidated Operating Performance for the Year Ended January 3, 2016
Our fiscal year 2015 results and highlights include the following:

•
Net income increased $2.4 million to $38.5 million in 2015, or $1.44 per diluted share, compared to net income of $36.2 million, or $1.35 per diluted share in 2014, due primarily to the net impact of the growth in revenues and the extra week in our 2015 fiscal year, partially offset by legal settlement and related costs and impairment and other lease charges recognized in 2015, contrasted by a gain from a litigation settlement in 2014.

•
Total revenues increased 12.5% in 2015 to $687.4 million from $611.1 million in 2014, driven primarily by an increase in the number of company-owned restaurants, an increase in comparable restaurant sales of 3.8% for our Pollo Tropical restaurants and 4.4% for our Taco Cabana restaurants and the extra week in our 2015 fiscal year. The growth in comparable restaurant sales resulted primarily from an increase in average check of 4.3% at Taco Cabana and 4.2 % at Pollo Tropical and an increase in comparable guest traffic of 0.1% at Taco Cabana, partially offset by a decrease in comparable guest traffic of 0.4% at Pollo Tropical. Comparable guest traffic at Pollo Tropical was negatively impacted by expected sales cannibalization as a result of opening new restaurants in close proximity to existing restaurants.

•
During 2015, we opened 32 new company-owned Pollo Tropical restaurants and two new company-owned Taco Cabana restaurants and permanently closed one company-owned Pollo Tropical restaurant and seven company-owned Taco Cabana restaurants.

Recent Developments
On February 24, 2016, we announced that as the next step in our long-term strategy, we intend to separate the Pollo Tropical and Taco Cabana businesses in 2017 or 2018 through a tax-efficient distribution of 100% of Taco Cabana’s stock to Fiesta shareholders and rename Fiesta as Pollo Tropical. To facilitate this, we expect to build two fully independent management teams and gradually invest in corporate infrastructures. At the same time, we intend to continue to focus on executing our business plan, including building scale in our new Pollo Tropical markets to reach media efficiency as quickly as possible, thereby driving brand awareness and higher sales volumes, and beginning to accelerate new restaurant development at Taco Cabana.
Over time, we intend to develop more detailed plans for a proposed separation transaction.  The separation plan, including transaction structure, timing, composition of senior management, capital structure and other matters will all be subject to approval by our Board of Directors and regulatory and other approvals, among other things.  Further details will be disclosed at a later date as our plans evolve.
Results of Operations
The following table sets forth, for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013	January 3, 2016	December 28, 2014	December 29, 2013	January 3, 2016	December 28, 2014	December 29, 2013
	Pollo Tropical			Taco Cabana			Consolidated
Restaurant sales:
Pollo Tropical							53.25%	50.19%	46.97%
Taco Cabana							46.75%	49.81%	53.03%
Consolidated restaurant sales							100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	33.4%	32.9%	33.2%	29.9%	30.3%	31.1%	31.7%	31.6%	32.1%
Restaurant wages and related expenses	22.4%	22.1%	22.5%	28.9%	28.9%	29.4%	25.4%	25.5%	26.1%
Restaurant rent expense	4.4%	4.1%	3.9%	5.3%	5.7%	5.7%	4.8%	4.9%	4.9%
Other restaurant operating expenses	12.4%	12.6%	11.9%	13.1%	13.4%	13.1%	12.8%	13.0%	12.6%
Advertising expense	2.6%	2.5%	2.2%	3.8%	3.9%	3.9%	3.2%	3.2%	3.1%
Pre-opening costs	1.2%	1.1%	0.8%	0.1%	0.2%	0.2%	0.7%	0.7%	0.5%
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants in each fiscal year:

	2015			2014			2013
	Owned	Franchised	Total	Owned	Franchised	Total	Owned		Franchised	Total
Pollo Tropical:
Beginning of year	124	37	161	102	39	141	91		35	126
New	32	1	33	22	5	27	12		7	19
Closed	(1)	(3)	(4)	—	(7)	(7)	(1)		(3)	(4)
End of year	155	35	190	124	37	161	102		39	141

Taco Cabana:
Beginning of year	167	7	174	165	7	172	160	—	8	168
New	2	—	2	4	—	4	6		—	6
Closed	(7)	(1)	(8)	(2)	—	(2)	(1)		(1)	(2)
End of year	162	6	168	167	7	174	165		7	172

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
Total revenues increased 12.5% to $687.4 million in 2015 from $611.1 million in 2014, while the 2014 revenues represent an increase of 10.8% from $551.3 million in 2013. Restaurant sales also increased 12.5% to $684.6 million in 2015 from $608.5 million in 2014, which represents an increase of 10.8% from $549.0 million in 2013.
The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana (in millions):

	2015 vs. 2014	2014 vs. 2013
Pollo Tropical:
Increase in comparable restaurant sales	$10.7	$16.2
Incremental sales related to new restaurants, net of closed restaurants	41.9	31.4
Additional week in 2015	6.5	—
Total increase	$59.1	$47.6

Taco Cabana:
Increase in comparable restaurant sales	$12.9	$9.3
Decrease in sales related to closed restaurants, net of new restaurants	(1.3)	2.7
Additional week in 2015	5.3	—
Total increase	$16.9	$12.0
Comparable restaurant sales for Pollo Tropical restaurants increased 3.8% in 2015 and 6.6% in 2014. Comparable restaurant sales for Taco Cabana restaurants increased 4.4% in 2015 and 3.3% in 2014. Restaurants are included in comparable restaurant sales after they have been open for 18 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week fiscal year. Restaurant sales for the extra week in the fiscal year ended January 3, 2016 have been excluded for purposes of calculating the change in comparable company-owned restaurant sales. Increases in comparable restaurant sales result primarily from an increase in guest traffic and an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 4.7% in 2015 as compared to 2014, partially offset by a decrease in average check due to sales mix and higher discounting, and 2.3% in 2014 as compared to 2013. For Taco Cabana, menu price increases drove an increase in restaurant sales of 3.0% in 2015 as compared to 2014, and the remaining increase in average check was primarily driven by a positive change in sales mix due to the implementation of new menu boards during the first quarter of 2015. For Taco Cabana, menu price increases drove an increase in restaurant sales of 1.4% in 2014 as compared to 2013 and the remaining increase was primarily driven by a positive change in sales mix due to the implementation of new menu boards during the first quarter of 2014.
Restaurants in newer markets that haven't reached media efficiency generally have lower sales than restaurants in mature, media-efficient markets. As a result, Pollo Tropical revenues are growing at a slower rate than the average number of restaurants.
Franchise revenues increased $0.2 million to $2.8 million in 2015. Franchise revenues were $2.6 million in 2014 and $2.4 million in 2013.
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

Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are utilities, repairs and maintenance, general liability insurance, real estate taxes, sanitation, supplies and credit card fees.
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

	2015 vs. 2014	2014 vs. 2013
Pollo Tropical:
Cost of sales:
Higher commodity costs	1.7%	0.2%
Menu price increases	(1.4)%	(0.8)%
Operating inefficiencies at new restaurants	0.4%	0.1%
Other	(0.2)%	0.2%
Net increase (decrease) in cost of sales as a percentage of restaurant sales	0.5%	(0.3)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs for comparable restaurants	(0.6)%	(0.5)%
Higher labor costs and impact of lower sales volumes for new restaurants	1.0%	0.5%
Higher (lower) workers' compensation claim costs	0.2%	(0.1)%
Lower medical benefit costs	(0.1)%	(0.1)%
Other	(0.2)%	(0.2)%
Net increase (decrease) in restaurant wages and related expenses as a	0.3%	(0.4)%
percentage of restaurant sales

Other operating expenses:
Higher (lower) repairs and maintenance costs (1)	(0.2)%	0.4%
Other	—%	0.3%
Net increase (decrease) in other restaurant operating expenses as a	(0.2)%	0.7%
percentage of restaurant sales

Advertising expense:
Increase in advertising	0.1%	0.3%
Net increase in advertising expense as a percentage of restaurant sales	0.1%	0.3%

Pre-opening costs:
Increase in number of restaurants opened	0.1%	0.3%
Net increase in pre-opening costs as a percentage of restaurant sales	0.1%	0.3%
(1) Includes additional costs in 2014 related to the conversion to Coca-Cola products under a new five year contract.

	2015 vs. 2014	2014 vs. 2013
Taco Cabana:
Cost of sales:
Higher commodity costs	0.7%	0.9%
Menu price increases	(1.0)%	(0.5)%
Menu board changes	(0.4)%	(0.6)%
Sales mix	(0.1)%	(0.3)%
Lower (higher) rebates and discounts	0.1%	(0.2)%
Higher promotions and discounts	0.3%	0.1%
Other	—%	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(0.4)%	(0.8)%

Restaurant wages and related expenses:
Impact of higher sales volumes on fixed labor costs	—%	(0.4)%
Higher (lower) medical and other benefit and worker's compensation costs	0.1%	(0.2)%
Other	(0.1)%	0.1%
Net decrease in restaurant wages and related expenses as a percentage of	—%	(0.5)%
restaurant sales

Other operating expenses:
Lower utility costs	(0.1)%	(0.1)%
Higher (lower) repairs and maintenance costs (1)	(0.1)%	0.3%
Higher (lower) insurance costs	(0.1)%	0.2%
Other	—%	(0.1)%
Net increase (decrease) in other restaurant operating expenses as a	(0.3)%	0.3%
percentage of restaurant sales

Advertising expense:
Impact of higher sales volumes	(0.1)%	—%
Net decrease in advertising expense as a percentage of restaurant sales	(0.1)%	—%

Pre-opening costs:
Decrease in number of restaurants opened	(0.1)%	—%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%	—%
(1) Includes costs associated with remodels that are not subject to capitalization. See "Liquidity and Capital Resources" for additional information on remodel spending in each year.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 4.8% in 2015 from 4.9% in 2014. The impact of higher sales was offset by the impact of new restaurants, which generally have higher rent. Restaurant rent expense, as a percentage of total restaurant sales, was 4.9% in 2014 and 2013. The impact of new sale-leaseback transactions and new restaurants was offset by the impact of higher sales in 2014.
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

General and administrative expenses increased to $54.5 million in 2015 from $49.4 million in 2014, but as a percentage of total revenues, decreased to 7.9% compared to 8.1% in 2014. The impact of higher sales on fixed costs was partially offset by additional costs for brand and corporate personnel and training to support the ongoing Pollo Tropical expansion into new markets and the impact of legal settlements and related costs. General and administrative expenses in 2015 include a charge for estimated costs related to a class action lawsuit settlement plus legal and other fees incurred in defending the action totaling $1.6 million. General and administrative expenses in 2014 included the benefit of a $0.5 million payment received as a settlement of a litigation matter.
General and administrative expenses increased to $49.4 million in 2014 from $48.5 million in 2013, but as a percentage of total revenues, decreased to 8.1% compared to 8.8% in 2013. The decrease was due primarily to the impact of higher sales on fixed costs. General and administrative expenses also include the benefit of a $0.5 million payment received in 2014 as a settlement of a litigation matter.
Adjusted EBITDA. Adjusted EBITDA, which is one of the measures of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal, supply chain, human resources, development and other administrative functions. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for our Pollo Tropical restaurants increased to $59.3 million in 2015 from $52.7 million in 2014 due primarily to the net impact of the increase in revenues, partially offset by legal settlements and related costs and an increase in pre-opening costs. Adjusted EBITDA for our Taco Cabana restaurants increased to $39.7 million in 2015 from $33.0 million in 2014 also primarily due to the net impact of the increase in revenues.
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
Depreciation and Amortization. Depreciation and amortization expense increased to $30.6 million in 2015 from $23.0 million in 2014 due primarily to increased depreciation relating to new company-owned restaurant openings. Depreciation and amortization expense increased to $23.0 million in 2014 from $20.4 million in 2013 also primarily due to increased depreciation relating to new company-owned restaurant openings, partially offset by the impact of new sale-leaseback transactions.
Impairment and Other Lease Charges. Impairment and other lease charges were $2.4 million in 2015 and consisted primarily of impairment charges totaling $1.7 million and a $0.2 million lease charge related to the suspension of our Cabana Grill concept at the end of fiscal 2015, a $0.3 million lease charge related to the closure of a Pollo Tropical restaurant that was relocated prior to the end of its lease term to a superior site in the same trade area and lease charges, net of recoveries, totaling $0.2 million related to previously closed Pollo Tropical restaurants. The Cabana Grill concept was an elevated, non-24 hour format for Taco Cabana that we were testing outside of Texas. We converted one Cabana Grill restaurant to a Pollo Tropical restaurant and closed the second Cabana Grill restaurant.
Impairment and other lease charges were $0.4 million in 2014 and consisted primarily of a $0.3 million impairment charge representing the write-down of the carrying value to fair value of certain assets related to the Pollo Tropical restaurant that closed in 2015 and $0.1 million in impairment charges for additional assets acquired at previously impaired Taco Cabana restaurants.
Impairment and other lease charges were $0.2 million in 2013 and consisted of a $0.4 million impairment charge for a Taco Cabana restaurant and recoveries, net of other lease charges related to previously closed restaurants of $0.2 million.
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

Other (Income) Expense. Other income in 2015 consisted primarily of a previously deferred gain from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding and expected business interruption insurance proceeds for a Pollo Tropical restaurant that was temporarily closed due to a fire. Other income in 2014 consisted primarily of a gain from a condemnation award resulting from an eminent domain proceeding related to a location that closed in 2014. Other income for 2013 consisted primarily of a gain from the sale of a nonoperating Pollo tropical restaurant.
Loss on Extinguishment of Debt. In 2013, we commenced a tender offer and consent solicitation for all of our outstanding $200.0 million aggregate principal amount of 8.875% Senior Secured Second Lien Notes due 2016 (the "Notes") and irrevocably called for redemption the Notes that were not validly tendered and accepted for payment in the tender offer. We recognized a loss on extinguishment of debt of $16.4 million in 2013 related to the repurchase and redemption of the Notes. The loss on extinguishment of debt included the write-off of $3.9 million in deferred financing costs related to the Notes and $12.5 million of debt redemption premiums, consent payments, additional interest and other fees related to the redemption of the Notes.
Interest Expense. Interest expense decreased $0.3 million to $1.9 million in 2015 from 2014 due primarily to lower borrowing rates and higher capitalized interest in 2015.
Interest expense decreased $15.8 million to $2.2 million in 2014 from 2013 due primarily to the refinancing transactions, which included the repurchase and redemption of our Notes and entering into our senior credit facility with revolving credit borrowings at lower interest rates than the Notes.
Provision for Income Taxes. The effective tax rate for 2015 of 36.4% decreased as compared to an effective tax rate for 2014 of 36.7%, due primarily to lower state taxes and various other changes in tax credits and permanent items.
The effective tax rate for 2014 of 36.7% increased as compared to an effective tax rate for 2013 of 29.1%, primarily due to the retroactive effect of renewing the Work Opportunity Tax Credit in 2013 and the impact of higher income before taxes on non-deductible expenses and credits.
Net Income. As a result of the foregoing, we had net income of $38.5 million in 2015 compared to net income of $36.2 million in 2014, and $9.3 million in 2013.
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
Operating Activities. Net cash provided by operating activities for 2015, 2014 and 2013 was $81.4 million, $64.1 million and $36.2 million, respectively. The $17.2 million increase in net cash provided by operating activities in 2015 compared to 2014 was driven primarily by the increase in Adjusted EBITDA and the decrease in deferred income taxes. The $27.9 million increase in net cash provided by operating activities in 2014 compared to 2013 was driven primarily by the increase in net income before the loss on extinguishment of debt and the change in operating assets and liabilities which includes a reduction in interest expense payments as a result of the refinancing transactions, including the repurchase and redemption of our Notes and entering into our senior credit facility with revolving borrowings at lower interest rates than the Notes.
Investing Activities. Net cash used for investing activities in 2015, 2014 and 2013 was $87.7 million, $66.7 million and $34.1 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Year Ended January 3, 2016:
New restaurant development	$65,992	$4,849	$—	$70,841
Restaurant remodeling	2,757	2,045	—	4,802
Other restaurant capital expenditures (1)	3,299	4,415	—	7,714
Corporate and restaurant information systems	1,081	985	2,147	4,213
Total capital expenditures	$73,129	$12,294	$2,147	$87,570
Number of new restaurant openings	32	2		34
Year ended December 28, 2014:
New restaurant development	$49,142	$7,960	$—	$57,102
Restaurant remodeling	—	7,588	—	7,588
Other restaurant capital expenditures (1)	2,973	2,002	—	4,975
Corporate and restaurant information systems	240	419	3,755	4,414
Total capital expenditures	$52,355	$17,969	$3,755	$74,079
Number of new restaurant openings	22	4		26
Year ended December 29, 2013:
New restaurant development	$21,996	$10,614	$—	$32,610
Restaurant remodeling	491	2,598	—	3,089
Other restaurant capital expenditures (1)	2,227	3,180	—	5,407
Corporate and restaurant information systems	282	217	5,420	5,919
Total capital expenditures	$24,996	$16,609	$5,420	$47,025
Number of new restaurant openings	12	6		18
 _____________

(1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended January 3, 2016, December 28, 2014 and December 29, 2013, total restaurant repair and maintenance expenses were approximately $15.9 million, $15.0 million and $11.7 million, respectively.

For 2016, we anticipate that total capital expenditures will range from $95.0 million to $110.0 million. Capital expenditures in 2016 are expected to include $80.0 million to $90.0 million for development of new restaurants and purchase of related real estate. Our capital expenditures in 2016 are also expected to include expenditures of approximately $10.0 million to $13.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $5.0 million to $7.0 million of other expenditures.
In 2014, investing activities included two sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.7 million, as well as the sale of an excess Taco Cabana property and a condemnation award resulting from an eminent domain proceeding, the net proceeds from which totaled $1.7 million.
In 2013, investing activities included six sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $15.7 million, as well as the sale of an excess Pollo Tropical property, the net proceeds from which were $1.7 million. In 2013, we purchased for $4.4 million two of our existing Taco Cabana restaurant properties and one of our existing Pollo Tropical properties to be sold in future sale-leaseback transactions. These properties were subsequently sold in the sale-leaseback transactions noted above.
Financing Activities. Net cash provided by financing activities in 2015 was $6.5 million, and net cash used for financing activities in 2014 and 2013 was $3.3 million and $6.7 million, respectively.
Net cash provided by financing activities in 2015 included net revolving credit borrowings under our senior credit facility of $5.0 million and the excess tax benefit from vesting of restricted shares of $1.6 million.
Net cash used in financing activities in 2014 included net repayments of revolving credit borrowings under our senior credit facility of $5.0 million and the excess tax benefit from vesting of restricted shares of $1.8 million.
Net cash used in financing activities in 2013 included net proceeds from the issuance of stock in the public offering of $135.3 million, $212.5 million in payments to redeem or repurchase our Notes, $71.0 million in net revolving credit borrowings under our senior credit facility and $1.2 million in deferred financing costs.

Senior Credit Facility. In December 2013, we terminated our former senior credit facility and entered into a new senior credit facility. The senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On January 3, 2016, there were $71.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 0.50% as of January 3, 2016), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at January 3, 2016)
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio (with a margin of 0.25% at January 3, 2016) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of January 3, 2016, we were in compliance with the covenants under our senior credit facility. After reserving $5.5 million for letters of credit issued under the senior credit facility, $73.5 million was available for borrowing under the senior credit facility at January 3, 2016.
Former Senior Credit Facility. Our former senior secured credit facility, which was terminated on December 11, 2013, provided for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit).

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of January 3, 2016 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit facility debt obligations, including interest(1)	$76,169	$1,757	$74,412	$—	$—
Capital lease obligations, including interest(2)	3,229	256	564	568	1,841
Operating lease obligations(3)	481,125	39,038	76,005	71,956	294,126
Lease financing obligations, including interest(4)	2,797	141	287	293	2,076
Purchase obligations(5)	2,650	2,650	—	—	—
Total contractual obligations	$565,970	$43,842	$151,268	$72,817	$298,043

(1)
Our credit facility debt obligations at January 3, 2016 totaled $71.0 million. Total interest payments on the obligation of $4.4 million for all years presented are included at a weighted average interest rate of 2.08%. Total credit facility fees of $0.8 million for all years presented are included based on January 3, 2016 rates and balances. Actual interest and fee payments will vary based on our outstanding credit facility balances and the rates in effect during those years. Refer to Note 7 of our consolidated financial statements included in this Annual Report on Form 10-K for details of our debt.

(2)	Includes total interest of $1.5 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property, all of which have been excluded from this table.

(4)	Includes total interest of $1.1 million for all years presented.

(5)	Represents contractual obligation to purchase one of our existing properties under lease.
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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. Total accrued occupancy costs pertaining to closed restaurant locations was $1.8 million at January 3, 2016.
Insurance liabilities. We are insured for workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At January 3, 2016, we had $7.5 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets as of the last day of our fiscal year. Our review at January 3, 2016 indicated there was no impairment as of that date. In reviewing goodwill for impairment, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis and a market-based approach. Assumptions include our anticipated growth rates and the weighted average cost of capital. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results and market values. We had two reporting units with goodwill balances as of our most recent measurement date. The fair value exceeded the carrying value of our respective reporting units by substantial amounts for both our Pollo Tropical and our Taco Cabana segments. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.
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
Impairment and other lease charges in 2015 consisted primarily of impairment charges totaling $1.7 million and a $0.2 million lease charge related to the suspension of our Cabana Grill concept at the end of fiscal 2015, a $0.3 million lease charge related to the closure of a Pollo Tropical restaurant that was relocated prior to the end of its lease term to a superior site in the same trade area and lease charges, net of recoveries, totaling $0.2 million related to previously closed Pollo Tropical restaurants. The Cabana Grill concept was an elevated, non-24 hour format for Taco Cabana that we were testing outside of Texas. We converted one Cabana Grill restaurant to a Pollo Tropical restaurant and closed the second Cabana Grill restaurant.
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
In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the Financial Accounting Standards Board issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-03 changes the presentation of debt issuance costs and generally requires debt issuance costs related to a recognized liability to be reported as a direct reduction from the carrying amount of the debt. ASU 2015-15 clarifies that debt issuance costs incurred in connection with line-of-credit arrangements may continue to be presented as an asset. The new standards do not change the recognition and measurement of debt issuance costs. Because our debt issuance costs are related to our senior credit facility, we may continue to classify our debt issuance costs as an asset. For Fiesta, the new standard is effective for interim and annual periods beginning after December 15, 2015.
In November 2015, the Financial Accounting Standards Board issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and liabilities as non current in a classified balance sheet. Entities are permitted to apply the ASU prospectively or retrospectively. For Fiesta, the new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those years. However, early adoption is permitted. We have adopted this standard as of January 3, 2016 and applied the new presentation retrospectively. This change decreased total current assets and increased non current deferred income taxes by $2.9 million as of December 28, 2014.
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
Adjusted EBITDA is defined as earnings before interest, loss on extinguishment of debt, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal, supply chain, human resources, development and other administrative functions.
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

A reconciliation of Adjusted EBITDA to consolidated net income follows:

	Year ended
(Dollars in thousands)	January 3, 2016	December 28, 2014	December 29, 2013
Adjusted EBITDA:
Pollo Tropical	$59,335	$52,721	$43,738
Taco Cabana	39,707	32,995	26,086
Consolidated	99,042	85,716	69,824
Less:
Depreciation and amortization	30,575	23,047	20,375
Impairment and other lease charges	2,382	363	199
Interest expense	1,889	2,228	18,043
Loss on extinguishment of debt	—	—	16,411
Provision for income taxes	22,046	20,963	3,795
Stock-based compensation expense	4,293	3,497	2,298
Other (income) expense	(679)	(558)	(554)
Net income	$38,536	$36,176	$9,257

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility, under which we had outstanding borrowings of $71.0 million as of January 3, 2016. Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 0.50% as of January 3, 2016), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at January 3, 2016).
For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. As of January 3, 2016, we had primarily elected to be charged interest on borrowings under our senior credit facility at the LIBOR Rate plus the applicable margin. We elected a one-month LIBOR Rate for $66.0 million and an Alternate Base Rate for the remaining $5.0 million of borrowings under the senior credit facility as of January 3, 2016. The weighted average interest rates applicable to these borrowings as of January 3, 2016 were 1.92% and 4.0%, respectively, which would result in interest expense in 2016 of $1.5 million assuming that outstanding borrowings and interest rates remain unchanged during the year. A hypothetical increase of 100 basis points in these variable interest rates would increase interest expense in 2016 by $0.7 million.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2016.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the fourth quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of January 3, 2016 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 3, 2016, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fiesta Restaurant Group, Inc. and subsidiaries
Addison, Texas

We have audited the internal control over financial reporting of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 3, 2016 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 24, 2016

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.frgi.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements - Fiesta Restaurant Group, Inc. and Subsidiaries

(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-20
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

10.5	Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Fiesta's Current Report on Form 8-K filed on May 8, 2012)+

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

10.11	Amendment to Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan+ (incorporated by reference to Exhibit 10.11 of Fiesta's Annual Report on Form 10-K filed on February 19, 2015)

21.1	Subsidiaries of Fiesta #

23.1	Consent of Deloitte & Touche LLP #

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc. #

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ____________

#	Filed herewith.

+	Compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fiesta Restaurant Group, Inc. and subsidiaries
Addison, Texas

We have audited the accompanying consolidated balance sheets of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of January 3, 2016 and December 28, 2014, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 3, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiesta Restaurant Group, Inc. and subsidiaries as of January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 24, 2016

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)

	January 3, 2016	December 28, 2014
ASSETS
Current assets:
Cash	$5,281	$5,087
Trade receivables	9,217	6,340
Inventories	2,910	2,719
Prepaid rent	3,163	2,894
Income tax receivable	7,448	4,974
Prepaid expenses and other current assets	3,219	3,166
Total current assets	31,238	25,180
Property and equipment, net	248,992	191,371
Goodwill	123,484	123,484
Deferred income taxes	8,497	13,980
Deferred financing costs, net	918	1,233
Other assets	2,516	2,708
Total assets	$415,645	$357,956
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$69	$61
Accounts payable	12,405	10,151
Accrued payroll, related taxes and benefits	15,614	15,857
Accrued real estate taxes	6,121	5,044
Other liabilities	12,096	8,310
Total current liabilities	46,305	39,423
Long-term debt, net of current portion	72,612	67,264
Lease financing obligations	1,663	1,660
Deferred income—sale-leaseback of real estate	30,086	34,079
Other liabilities	20,997	15,943
Total liabilities	171,663	158,369
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,829,220 and 26,782,945 shares, respectively, and outstanding 26,571,602 and 26,358,448 shares, respectively.	266	264
Additional paid-in capital	159,724	153,867
Retained earnings	83,992	45,456
Total stockholders' equity	243,982	199,587
Total liabilities and stockholders' equity	$415,645	$357,956

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except share and per share amounts)

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Revenues:
Restaurant sales	$684,584	$608,540	$548,980
Franchise royalty revenues and fees	2,808	2,603	2,357
Total revenues	687,392	611,143	551,337
Costs and expenses:
Cost of sales	217,328	192,250	176,123
Restaurant wages and related expenses (including stock-based compensation expense of $156, $71 and $2, respectively)	174,222	155,140	143,392
Restaurant rent expense	33,103	29,645	26,849
Other restaurant operating expenses	87,285	78,921	69,021
Advertising expense	21,617	19,493	17,138
General and administrative (including stock-based compensation expense of $4,137, $3,426 and $2,296, respectively)	54,521	49,414	48,521
Depreciation and amortization	30,575	23,047	20,375
Pre-opening costs	4,567	4,061	2,767
Impairment and other lease charges	2,382	363	199
Other (income) expense	(679)	(558)	(554)
Total operating expenses	624,921	551,776	503,831
Income from operations	62,471	59,367	47,506
Interest expense	1,889	2,228	18,043
Loss on extinguishment of debt	—	—	16,411
Income before income taxes	60,582	57,139	13,052
Provision for income taxes	22,046	20,963	3,795
Net income	$38,536	$36,176	$9,257
Basic net income per share	$1.44	$1.35	$0.39
Diluted net income per share	$1.44	$1.35	$0.39
Basic weighted average common shares outstanding	26,515,029	26,293,714	23,271,431
Diluted weighted average common shares outstanding	26,522,196	26,296,049	23,271,431

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except share amounts)

	Number of		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders'
	Stock Shares	Stock	Capital	Earnings	Equity
Balance at December 30, 2012	22,748,241	$227	$10,254	$23	$10,504
Additional transfers from Carrols	—	—	96	—	96
Stock-based compensation	—	—	2,298	—	2,298
Vesting of restricted shares and related tax benefit	256,223	3	862	—	865
Issuance of shares	3,078,336	31	135,255	—	135,286
Net income	—	—	—	9,257	9,257
Balance at December 29, 2013	26,082,800	261	148,765	9,280	158,306
Additional transfers from Carrols	—	—	(127)	—	(127)
Stock-based compensation	—	—	3,497	—	3,497
Vesting of restricted shares and related tax benefit	275,648	3	1,762	—	1,765
Share issuance costs	—	—	(30)	—	(30)
Net income	—	—	—	36,176	36,176
Balance at December 28, 2014	26,358,448	264	153,867	45,456	199,587
Stock-based compensation	—	—	4,293	—	4,293
Vesting of restricted shares and related tax benefit	213,154	2	1,564	—	1,566
Net income	—	—	—	38,536	38,536
Balance at January 3, 2016	26,571,602	$266	$159,724	$83,992	$243,982

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars)

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net income	$38,536	$36,176	$9,257
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	(170)	(369)	(208)
Stock-based compensation	4,293	3,497	2,298
Impairment and other lease charges	2,382	363	199
Loss on extinguishment of debt	—	—	16,411
Depreciation and amortization	30,575	23,047	20,375
Amortization of deferred financing costs	315	309	1,487
Amortization of deferred gains from sale-leaseback transactions	(3,618)	(3,671)	(3,489)
Deferred income taxes	5,483	957	(178)
Other	4	4	5
Changes in other operating assets and liabilities:
Accounts receivable	(2,877)	(329)	(77)
Accounts payable	283	(529)	(1,817)
Accrued payroll, related taxes and benefits	(243)	1,561	(423)
Accrued real estate taxes	1,077	539	1,139
Other liabilities - current	3,325	(113)	(3,966)
Other liabilities - long term	4,752	3,441	986
Income tax receivable/payable	(2,474)	(477)	(4,423)
Other	(291)	(300)	(1,400)
Net cash provided from operating activities	81,352	64,106	36,176
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(70,841)	(57,102)	(32,610)
Restaurant remodeling	(4,802)	(7,588)	(3,089)
Other restaurant capital expenditures	(7,714)	(4,975)	(5,407)
Corporate and restaurant information systems	(4,213)	(4,414)	(5,919)
Total capital expenditures	(87,570)	(74,079)	(47,025)
Properties purchased for sale-leaseback	(250)	—	(4,438)
Proceeds from disposals of other properties	149	1,729	1,734
Proceeds from sale-leaseback transactions	—	5,692	15,662
Net cash used in investing activities	(87,671)	(66,658)	(34,067)
Cash flows from financing activities:
Senior secured second lien note redemption	—	—	(200,000)
Proceeds from issuance of stock, net of issuance costs	—	(30)	135,286
Premium and other costs associated with debt redemption	—	—	(12,545)
Excess tax benefit from vesting of restricted shares	1,566	1,765	865
Borrowings on revolving credit facility	28,500	25,000	81,000
Repayments on revolving credit facility	(23,500)	(30,000)	(10,000)
Principal payments on capital leases	(53)	(61)	(59)
Financing costs associated with issuance of debt	—	—	(1,196)
Other financing costs	—	(13)	(15)
Net cash provided from (used in) financing activities	6,513	(3,339)	(6,664)
Net increase (decrease) in cash	194	(5,891)	(4,555)
Cash, beginning of year	5,087	10,978	15,533
Cash, end of year	$5,281	$5,087	$10,978

Supplemental disclosures:
Interest paid on long-term debt (including capitalized interest of $335 in 2015 and $268 in 2014)	$1,748	$1,971	$23,707
Interest paid on lease financing obligations	$140	$139	$137
Accruals for capital expenditures	$4,858	$2,889	$3,009
Income tax payments, net	$17,472	$18,718	$7,204
Capital lease obligations incurred	$410	$—	$496
Non-cash reduction of lease financing obligations	$—	$—	$1,377
Non-cash reduction of assets under lease financing obligations	$—	$—	$965
Non-cash transfers of income tax assets and liabilities from Carrols	$—	$(127)	$96

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At January 3, 2016, the Company owned and operated 155 Pollo Tropical® restaurants and 162 Taco Cabana® restaurants. The Pollo Tropical restaurants include 117 located in Florida, 23 located in Texas, eleven located in Georgia and four located in Tennessee. The Taco Cabana restaurants include 161 located in Texas and one located in Oklahoma. At January 3, 2016, Fiesta franchised a total of 35 Pollo Tropical restaurants and six Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, one in Honduras, one in the Bahamas, two in Trinidad & Tobago, one in Venezuela, five in Panama, three in Guatemala, and five on college campuses in Florida. The franchised Taco Cabana restaurants include four in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2016 contained 53 weeks. The fiscal years ended December 28, 2014 and December 29, 2013 each contained 52 weeks.
Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include: accrued occupancy costs, insurance liabilities, evaluation for impairment of goodwill and long-lived assets and lease accounting matters. Actual results could differ from those estimates.
Reclassifications. Accrued interest was reclassified to current other liabilities, and current deferred income taxes were reclassified to non-current deferred income taxes as described under Recent Accounting Pronouncements. In addition, accrued interest was reclassified to other liabilities - current in the consolidated statements of cash flows to conform with the current year presentation.
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Inventories. Inventories, primarily consisting of food and paper, are stated at the lower of cost (first-in, first-out) or market.
Property and Equipment. The Company capitalizes all direct costs incurred to construct and substantially improve its restaurants. These costs are depreciated and charged to expense based upon their property classification when placed in service. Property and equipment is recorded at cost. Application development stage costs for significant internally developed software projects are capitalized and amortized. Repairs and maintenance activities are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

Goodwill. Goodwill represents the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets acquired by Carrols from its acquisitions of Pollo Tropical in 1998 and Taco Cabana in 2000. Goodwill is not amortized but is tested for impairment at least annually as of the last day of the fiscal year or more frequently if impairment indicators exist.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under our senior credit facility, which is considered Level 2, is based on current LIBOR rates and at January 3, 2016, was approximately $71.0 million.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

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
In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the Financial Accounting Standards Board issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-03 changes the presentation of debt issuance costs and generally requires debt issuance costs related to a recognized liability to be reported as a direct reduction from the carrying amount of the debt. ASU 2015-15 clarifies that debt issuance costs incurred in connection with line of-credit arrangements may continue to be presented as an asset. The new standards do not change the recognition and measurement of debt issuance costs. Because the Company's debt issuance costs are related to its senior credit facility, the Company may continue to classify its debt issuance costs as an asset. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2015.
In November 2015, the Financial Accounting Standards Board issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and liabilities as non current in a classified balance sheet. Entities are permitted to apply the ASU prospectively or retrospectively. For the Company, the new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those years. However, early adoption is permitted. The Company has adopted this standard and applied the new presentation retrospectively. This change decreased total current assets and increased non current deferred income taxes by $2.9 million as of December 28, 2014.
2. Property and Equipment
Property and equipment consisted of the following:

	January 3, 2016	December 28, 2014
Land	$23,363	$19,455
Owned buildings	20,101	14,863
Leasehold improvements (1)	206,293	168,719
Equipment	194,181	159,596
Assets subject to capital leases	2,057	1,647
	445,995	364,280
Less accumulated depreciation and amortization	(197,003)	(172,909)
	$248,992	$191,371
(1) Leasehold improvements include the cost of new buildings constructed on leased land.
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain office equipment and had accumulated amortization at January 3, 2016 and December 28, 2014 of $0.8 million and $0.7 million, respectively. At January 3, 2016 and December 28, 2014, land of $0.7 million and owned buildings of $0.8 million were subject to lease financing obligations accounted for under the lease financing method. See Note 8—Lease Financing Obligations.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at January 3, 2016 and December 28, 2014 was $0.3 million.
Depreciation and amortization expense for all property and equipment for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $30.6 million, $23.0 million and $20.3 million, respectively.
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
There have been no changes in goodwill or goodwill impairment losses recorded during the year ended January 3, 2016 or the years ended December 28, 2014 and December 29, 2013. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Total
Balance, January 3, 2016 and December 28, 2014	$56,307	$67,177	$123,484
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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. For those restaurants reviewed for impairment where the Company owns the land and building, the Company also utilizes third-party information such as a broker market price opinion to determine the fair value of the property. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the year ending January 3, 2016 totaled $0.3 million.
Impairment on long-lived assets for the Company’s segments and other lease charges recorded were as follows:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Pollo Tropical	$510	$254	$(116)
Taco Cabana	1,872	109	315
	$2,382	$363	$199
    Impairment and other lease charges in 2015 consisted primarily of impairment charges totaling $1.7 million and a $0.2 million lease charge related to the suspension of the Company's Cabana Grill concept at the end of fiscal 2015, a $0.3 million lease charge related to the closure of a Pollo Tropical restaurant that was relocated prior to the end of its lease term to a superior site in the same trade area and lease charges, net of recoveries, totaling $0.2 million related to previously closed Pollo Tropical restaurants. The Cabana Grill concept was an elevated, non-24 hour format for Taco Cabana that the Company was testing outside of Texas. One Cabana Grill restaurant was converted to a Pollo Tropical restaurant and the second Cabana Grill restaurant was closed.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

Impairment and other lease charges in 2014 included a $0.3 million impairment charge representing the write-down of the carrying value to fair value of certain assets related to the Pollo Tropical restaurant that closed in 2015 and $0.1 million in impairment charges for additional assets acquired at previously impaired Taco Cabana locations.
During the year ended December 29, 2013, the Company recorded lease charge recoveries, net of other lease charges, of $0.2 million, related to previously closed locations. The Company also recorded an impairment charge of $0.4 million related to a Taco Cabana restaurant during the year ended December 29, 2013.
5. Other Liabilities
Other liabilities, current, consisted of the following:

	January 3, 2016	December 28, 2014
Accrued workers' compensation and general liability claims	$5,540	$3,996
Sales and property taxes	3,031	1,933
Accrued occupancy costs	980	508
Other	2,545	1,873
	$12,096	$8,310
Other liabilities, long-term, consisted of the following:

	January 3, 2016	December 28, 2014
Accrued occupancy costs	$15,349	$12,254
Deferred compensation	1,665	1,102
Accrued workers’ compensation and general liability claims	697	977
Other	3,286	1,610
	$20,997	$15,943
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.2 million and $1.0 million are included in long-term accrued occupancy costs above at January 3, 2016 and December 28, 2014, respectively, with the remainder in other current liabilities:

	Year Ended
	January 3, 2016	December 28, 2014
Balance, beginning of period	$1,251	$1,439
Provisions for restaurant closures	554	—
Additional lease charges, net of (recoveries)	258	5
Payments, net	(358)	(321)
Other adjustments	127	128
Balance, end of period	$1,832	$1,251
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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

During the years ended December 28, 2014 and December 29, 2013 the Company sold two and six restaurant properties in each year, respectively, in sale-leaseback transactions for net proceeds of $5.7 million and $15.7 million, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
Deferred gains on sale-leaseback transactions of $1.9 million and $4.0 million were recognized during the years ended December 28, 2014 and December 29, 2013, respectively and are being amortized over the term of the related leases. The amortization of deferred gains on sale-leaseback transactions was $3.6 million, $3.7 million and $3.5 million for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.
Minimum rent commitments due under capital and non-cancelable operating leases at January 3, 2016 were as follows:

	Capital	Operating
2016	$256	$39,038
2017	282	38,474
2018	282	37,531
2019	282	36,808
2020	286	35,148
Thereafter	1,841	294,126
Total minimum lease payments (1)	3,229	$481,125
Less amount representing interest	(1,548)
Total obligations under capital leases	1,681
Less current portion	(69)
Long-term debt under capital leases	$1,612
(1) Minimum operating lease payments have not been reduced by minimum sublease rentals of $2.8 million due in the future under noncancelable subleases.
Total rent expense on operating leases, including contingent rentals, was as follows:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Minimum rent on real property, excluding rent included in pre-opening costs	$32,716	$29,309	$26,571
Additional rent based on percentage of sales	387	336	278
Restaurant rent expense	33,103	29,645	26,849
Rent included in pre-opening costs	1,736	1,421	842
Administrative and equipment rent	1,026	1,042	1,004
	$35,865	$32,108	$28,695
7. Long-term Debt
Long term debt at January 3, 2016 and December 28, 2014 consisted of the following:

	January 3, 2016	December 28, 2014
Revolving credit facility	$71,000	$66,000
Capital leases	1,681	1,325
	72,681	67,325
Less: current portion of long-term debt	(69)	(61)
	$72,612	$67,264

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

Senior Credit Facility. In December 2013, the Company terminated its former senior secured revolving credit facility, referred to as the “former senior credit facility”, and entered into a new senior secured revolving credit facility with a syndicate of lenders, which is referred to as the "senior credit facility". The senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On January 3, 2016, there were $71.0 million in outstanding revolving credit borrowings under the senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at the Company's option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on the Company's Adjusted Leverage Ratio (with a margin of 0.50% as of January 3, 2016), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on the Company's Adjusted Leverage Ratio (with a margin of 1.50% at January 3, 2016).
In addition, the senior credit facility requires the Company to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on the Company's Adjusted Leverage Ratio (with a margin of 0.25% at January 3, 2016) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
The outstanding borrowings under the Company's senior credit facility are prepayable without penalty (other than customary breakage costs). The senior credit facility requires the Company to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting Fiesta's and its subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests, (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change its business. In addition, the senior credit facility requires the Company to maintain certain financial ratios, including a Fixed Charge Coverage Ratio and an Adjusted Leverage Ratio (all as defined under the senior credit facility).
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
As of January 3, 2016, the Company was in compliance with the covenants under its senior credit facility. After reserving $5.5 million for letters of credit issued under the senior credit facility, $73.5 million was available for borrowing under the senior credit facility at January 3, 2016.
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
At January 3, 2016, principal payments required on borrowings under the senior credit facility were $71.0 million in 2018. The weighted average interest rate on the borrowings under the senior credit facility was 2.08% and 1.79% at January 3, 2016 and December 28, 2014, respectively. Interest expense on the Company's long-term debt, excluding lease financing obligations, was $1.6 million, $2.1 million and $17.9 million for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

8. Lease Financing Obligations
The Company entered into a sale-leaseback transaction that did not qualify for sale-leaseback accounting due to a form of continuing involvement and, as a result, the lease was classified as a financing transaction in the Company’s consolidated financial statements.
Under the financing method, the assets remain on the consolidated balance sheet and the net proceeds received by the Company from the transaction are recorded as a lease financing liability. Payments under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligations.
The lease provides for an initial term of 20 years plus renewal options and requires payment of property taxes, insurance and utilities.
At January 3, 2016, payments required on lease financing obligations were as follows:

2016	$141
2017	143
2018	144
2019	146
2020	147
Thereafter, through 2023	2,076
Total minimum lease payments	2,797
Less: Interest implicit in obligations	(1,134)
Total lease financing obligations	$1,663
The interest rate on lease financing obligations was 8.6% at January 3, 2016. Interest expense associated with lease financing obligations was $0.1 million, $0.1 million and $0.1 million for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively.
9. Income Taxes
The Company’s income tax provision was comprised of the following:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Current:
Federal	$14,086	$17,335	$2,550
Foreign	396	380	375
State	2,081	2,291	1,048
	16,563	20,006	3,973
Deferred:
Federal	5,318	417	136
State	139	46	(11)
	5,457	463	125
Valuation allowance	26	494	(303)
	$22,046	$20,963	$3,795

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of deferred income tax assets and liabilities at January 3, 2016 and December 28, 2014 were as follows:

	January 3, 2016	December 28, 2014
Deferred income tax assets (liabilities):
Inventory and other reserves	$161	$(186)
Accrued vacation benefits	1,494	1,428
Other accruals	2,540	2,164
Deferred income on sale-leaseback of certain real estate	10,929	12,512
Lease financing obligations	133	138
Property and equipment depreciation	(12,176)	(5,144)
Amortization of other intangibles, net	(3,211)	(3,164)
Occupancy costs	5,840	4,567
Tax credit carryforwards	1,036	1,010
Other	2,787	1,665
Net deferred income tax assets	9,533	14,990
Less: Valuation allowance	(1,036)	(1,010)
Carrying value of net deferred income tax assets	$8,497	$13,980
The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred income tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At January 3, 2016 and December 28, 2014, the Company had a valuation allowance of $1,036 and $1,010 respectively, against net deferred income tax assets due to foreign income tax credit carryforwards where it was determined to be more likely than not that the deferred income tax asset amounts would not be realized. The valuation allowance increased $26 and $494 in 2015 and 2014, respectively, primarily due to foreign tax credit carryforwards, net of expired foreign income tax credits. The estimation of future taxable income for federal and state purposes and the Company's ability to realize deferred income tax assets can significantly change based on future events and operating results.
The Company's effective tax rate was 36.4%, 36.7%, and 29.1% for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively. A reconciliation of the statutory federal income tax provision to the effective tax provision was as follows:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Statutory federal income tax provision	$21,204	$19,999	$4,568
State income taxes, net of federal benefit	1,435	1,453	666
Change in valuation allowance	26	494	(303)
Non-deductible expenses	260	293	334
Foreign taxes	396	380	654
Employment tax credits	(889)	(1,174)	(1,490)
Foreign tax credits	(396)	(380)	(375)
Other	10	(102)	(259)
	$22,046	$20,963	$3,795

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of January 3, 2016 and December 28, 2014, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The tax years 2012-2014 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
10. Stockholders' Equity
Issuance of stock
On November 20, 2013, the Company sold 3,078,336 shares of Fiesta's common stock in an underwritten public offering at a price of $46.00 per share (excluding underwriting discounts and commissions) pursuant to a Registration Statement on Form S-3 (Registration No. 333-192254). The aggregate net proceeds to the Company from the offering were approximately $135.3 million, reflecting gross proceeds of $141.6 million, net of underwriting fees of approximately $5.7 million and other offering costs of approximately $0.7 million. The Company used the proceeds from the offering to repurchase its outstanding Notes tendered pursuant to a tender offer, as discussed in Note 7. The Company used the remaining proceeds from the offering and $81.0 million in borrowings under its senior credit facility discussed in Note 7 to redeem the Notes not tendered in the tender offer.
Equity compensation
The Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. The aggregate number of shares of stock authorized for distribution under the Fiesta Plan is 3,300,000. As of January 3, 2016, there were 2,233,698 shares available for future grants under the Fiesta Plan.
During the years ended January 3, 2016, December 28, 2014 and December 29, 2013, the Company granted in the aggregate 50,600, 80,290 and 161,546 non-vested restricted shares, respectively, under the Fiesta Plan to certain employees and directors. Shares granted to employees during the years ended January 3, 2016, December 28, 2014 and December 29, 2013 vest and become non-forfeitable over a four year vesting period, or for certain grants, at the end of a four year vesting period. Shares granted to directors during the years ended January 3, 2016, December 28, 2014 and December 29, 2013 vest and become non-forfeitable over a one year vesting period. The weighted average fair value at the grant date for restricted non-vested shares issued during the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $61.47, $44.22 and $21.35, respectively. The grant date fair value of each non-vested share award was determined based on the closing price of the Company's stock on the date of grant.
During the years ended January 3, 2016 and December 28, 2014, the Company granted 27,508 and 24,252 restricted stock units, respectively, under the Fiesta Plan to certain employees. Certain of the restricted stock units vest and become non-forfeitable over a four year vesting period, certain of the restricted units vest and become non-forfeitable at the end of a four year vesting period, and certain of the restricted stock units vest at the end of a three year vesting period. The weighted average fair value at grant date for the restricted stock units issued to employees during the years ended January 3, 2016 and December 28, 2014 was $63.93 and $45.04. The grant date fair value of each restricted stock unit award was determined based on the closing price of the Company's stock on the date of grant.
During the year ended January 3, 2016, 17,501 non-vested restricted shares and 17,501 restricted stock units granted under the Fiesta Plan to certain employees were subject to performance conditions. The nonvested restricted shares vest and become non-forfeitable over a four year vesting period subject to the attainment of performance conditions, and the restricted stock units vest and become non-forfeitable at the end of a three year vesting period. The number of shares into which the restricted stock units convert is determined based on the attainment of certain performance conditions, and ranges from no shares if the minimum performance condition is not met to 35,002 shares if the maximum performance condition is met.
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable requisite service period of the award (the vesting period) using the straight-line method. Stock-based compensation expense for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $4.3 million, $3.5 million and $2.3 million, respectively. As of January 3, 2016, the total unrecognized stock-based compensation expense relating to non-vested shares and restricted stock units was approximately $6.6 million and the remaining weighted average vesting period for non-vested shares and restricted stock units was 1.6 years.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

A summary of all non-vested shares and restricted stock units activity for the year ended January 3, 2016 was as follows:

	Non-Vested Shares		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Price	Units	Price
Outstanding at December 28, 2014	424,497	$20.50	20,783	$45.04
Granted	50,600	61.47	27,508	63.93
Vested/Released	(212,963)	17.51	(191)	45.04
Forfeited	(4,516)	39.51	(5,260)	50.87
Outstanding at January 3, 2016	257,618	$30.69	42,840	$56.46
The fair value of the shares vested and released during the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $11.9 million, $12.8 million and $6.3 million, respectively.
11. Business Segment Information
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
The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment, a current income tax receivable, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, and the loss on extinguishment of debt discussed in Note 7.

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
January 3, 2016:
Restaurant sales	$364,544	$320,040		$684,584
Franchise revenue	2,197	611		2,808
Cost of sales	121,689	95,639		217,328
Restaurant wages and related expenses (1)	81,647	92,575		174,222
Restaurant rent expense	16,003	17,100		33,103
Other restaurant operating expenses	45,376	41,909		87,285
Advertising expense	9,527	12,090		21,617
General and administrative expense (2)	31,142	23,379		54,521
Depreciation and amortization	18,000	12,575		30,575
Pre-opening costs	4,310	257		4,567
Impairment and other lease charges	510	1,872		2,382
Interest expense	806	1,083		1,889
Income before taxes	38,021	22,561		60,582
Capital expenditures	73,129	12,294	2,147	87,570

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
December 28, 2014:
Restaurant sales	$305,404	$303,136		$608,540
Franchise revenue	2,072	531		2,603
Cost of sales	100,468	91,782		192,250
Restaurant wages and related expenses (1)	67,487	87,653		155,140
Restaurant rent expense	12,473	17,172		29,645
Other restaurant operating expenses	38,331	40,590		78,921
Advertising expense	7,714	11,779		19,493
General and administrative expense (2)	26,672	22,742		49,414
Depreciation and amortization	11,596	11,451		23,047
Pre-opening costs	3,385	676		4,061
Impairment and other lease charges	254	109		363
Interest expense	1,035	1,193		2,228
Income (loss) before taxes	38,061	19,078		57,139
Capital expenditures	52,355	17,969	3,755	74,079
December 29, 2013:
Restaurant sales	$257,837	$291,143		$548,980
Franchise revenue	1,865	492		2,357
Cost of sales	85,532	90,591		176,123
Restaurant wages and related expenses (1)	57,893	85,499		143,392
Restaurant rent expense	10,110	16,739		26,849
Other restaurant operating expenses	30,790	38,231		69,021
Advertising expense	5,726	11,412		17,138
General and administrative expense (2)	24,966	23,555		48,521
Depreciation and amortization	9,248	11,127		20,375
Pre-opening costs	2,047	720		2,767
Impairment and other lease charges	(116)	315		199
Interest expense	7,954	10,089		18,043
Income (loss) before taxes (3)	26,049	3,414	(16,411)	13,052
Capital expenditures	24,996	16,609	5,420	47,025
Identifiable Assets:
January 3, 2016	$237,065	$165,549	$13,031	$415,645
December 28, 2014	177,923	167,729	12,304	357,956
December 29, 2013	140,797	169,367	8,621	318,785
(1) Includes stock-based compensation expense of $156, $71 and $2 for the years ended  January 3, 2016, December 28, 2014 and December 29, 2013, respectively.
(2) Includes stock-based compensation expense of $4,137, $3,426 and $2,296 for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.
(3) "Other" income (loss) before taxes for the year ended December 29, 2013 includes the loss on extinguishment of debt discussed in Note 7.
12. Net Income per Share
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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

Diluted earnings per share reflects the potential dilution that could occur if our restricted stock units were converted into common shares. Restricted stock units with performance conditions are only included in the diluted earnings per share calculation to the extent that performance conditions have been met at the measurement date. We compute diluted earnings per share by adjusting the basic weighted average number of common shares by the dilutive effect of the restricted stock units, determined using the treasury stock method.
Weighted average outstanding restricted stock units totaling 4,491 and 5,899 shares were not included in the computation of diluted earnings per share for the twelve months ended January 3, 2016 and December 28, 2014, respectively, because to do so would have been antidilutive.
The computation of basic and diluted net income per share is as follows:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Basic and diluted net income per share:
Net income	$38,536	$36,176	$9,257
Less: income allocated to participating securities	441	647	264
Net income available to common stockholders	$38,095	$35,529	$8,993

Weighted average common shares, basic	26,515,029	26,293,714	23,271,431
Restricted stock units	7,167	2,335	—
Weighted average common shares, diluted	26,522,196	26,296,049	23,271,431

Basic net income per common share	$1.44	$1.35	$0.39
Diluted net income per common share	$1.44	$1.35	$0.39
13. Commitments and Contingencies
Lease Assignments. The Company has assigned four leases on properties where it no longer operates restaurants with lease terms expiring on various dates through 2029 to various parties. Although the Company is a not a guarantor under these leases, it remains secondarily liable as a surety for these leases. The maximum potential liability for future rental payments the Company could be required to make under these leases at January 3, 2016 was $2.3 million. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The assignee for two of these leases filed for Chapter 11 bankruptcy in the third quarter of 2015. Future rental payments as of January 3, 2016 for these two leases, which expire in 2020, totaled $0.8 million. The Company does not believe it is probable that it would be ultimately responsible for the obligations under these leases.
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
On September 29, 2014, Daisy, Inc., an automotive repair shop in Cape Coral, Florida, filed a putative class action suit against Fiesta Restaurant Group's subsidiary, Pollo Operations, Inc. ("Pollo") in the United States District Court for the Middle District of Florida. The suit claims that Pollo allegedly engaged in unlawful activity in violation of the Telephone Consumer Protection Act, § 227 et seq. occurring in December 2010 and January 2011. As of January 3, 2016, Pollo has reached a settlement with the plaintiff and has recorded a charge of $1.1 million to cover the estimated costs related to the settlement, which include estimated payments to class members, plaintiffs attorneys' fees and related settlement administration costs, but does not include legal fees incurred by Pollo in defending the action. The settlement, which is subject only to final approval by the Court, will result in dismissal of the case.
The Company is also a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except per share amounts)

14. Retirement Plans
Fiesta offers the Company's salaried employees the option to participate in the Fiesta Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Fiesta may elect to contribute to the Retirement Plan on an annual basis. Contributions made by Fiesta to the Retirement Plan for the Company's employees are made after the end of each plan year. For 2015, Fiesta's annual contribution will be equal to 50% of the employee's contribution to a maximum Fiesta contribution of 3% of eligible compensation per participating employee. For 2014 and 2013, Fiesta's annual contribution was equal to 50% of the employee's contribution up to a maximum Fiesta contribution $0.5 per participating employee. Under the Retirement Plan, Fiesta contributions begin to vest after 1 year and fully vest after 5 years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Retirement Plan employer matching expense for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $0.3 million, $0.2 million and $0.2 million respectively.
Fiesta also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At January 3, 2016 and December 28, 2014, a total of $1.7 million and $1.1 million, respectively, was deferred by the Company's employees under the Retirement Plan, including accrued interest.
15. Selected Quarterly Financial and Earnings Data (Unaudited)

	Year Ended January 3, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$163,875	$171,900	$172,105	$179,512
Income from operations	17,458	18,646	13,009	13,358
Net income	10,501	11,249	7,945	8,841
Basic net income per share	$0.39	$0.42	$0.30	$0.33
Diluted net income per share	$0.39	$0.42	$0.30	$0.33

	Year Ended December 28, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$145,436	$154,185	$155,298	$156,224
Income from operations	14,735	15,663	15,373	13,596
Net income	8,719	9,314	9,155	8,988
Basic net income per share	$0.33	$0.35	$0.34	$0.34
Diluted net income per share	$0.33	$0.35	$0.34	$0.34

.

FIESTA RESTAURANT GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars)

	Column B	Column C		Column D	Column E
	Balance at	Charged to	Charged to		Balance
	beginning	costs and	other		at end of
Description	of period	expenses	accounts	Deduction	period
Year Ended January 3, 2016:
Deferred income tax valuation allowance	$1,010	$26	$—	$—	$1,036
Year Ended December 28, 2014:
Deferred income tax valuation allowance	516	494	—	—	1,010
Year Ended December 29, 2013:
Deferred income tax valuation allowance	819	(303)	—	—	516

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 24th day of February 2016.

FIESTA RESTAURANT GROUP, INC.

Date:	February 24, 2016	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK A. SMITH	Director and Chairman of the Board of Directors	February 24, 2016
Jack A. Smith
/s/ TIMOTHY P. TAFT	Chief Executive Officer, President and Director	February 24, 2016
Timothy P. Taft
/s/ LYNN S. SCHWEINFURTH	Senior Vice President, Chief Financial Officer and Treasurer	February 24, 2016
Lynn S. Schweinfurth
/s/ ANGELA J. NEWELL	Vice President, Corporate Controller	February 24, 2016
Angela J. Newell
/s/ BRIAN P. FRIEDMAN	Director	February 24, 2016
Brian P. Friedman
/s/ NICHOLAS DARAVIRAS	Director	February 24, 2016
Nicholas Daraviras
/s/ STACEY RAUCH	Director	February 24, 2016
Stacey Rauch
/s/ BARRY J. ALPERIN	Director	February 24, 2016
Barry J. Alperin
/s/ STEPHEN P. ELKER	Director	February 24, 2016
Stephen P. Elker