Form 10-Q
period 2016-04-03
Fiesta Restaurant Group, Inc.
filed 2016-05-09
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35373
__________________________________________________________
FIESTA RESTAURANT GROUP, INC.
(Exact name of Registrant as specified in its charter)
__________________________________________________________

Delaware	90-0712224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14800 Landmark Boulevard, Suite 500 Dallas, Texas	75254
(Address of principal executive office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2016, Fiesta Restaurant Group, Inc. had 26,908,207 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED APRIL 3, 2016

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	April 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash	$4,053	$5,281
Trade receivables	9,483	9,217
Inventories	2,669	2,910
Prepaid rent	3,295	3,163
Income tax receivable	2,000	7,448
Prepaid expenses and other current assets	4,778	3,219
Total current assets	26,278	31,238
Property and equipment, net	262,838	248,992
Goodwill	123,484	123,484
Deferred income taxes	8,497	8,497
Deferred financing costs, net	841	918
Other assets	2,451	2,516
Total assets	$424,389	$415,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$55	$69
Accounts payable	19,778	12,405
Accrued payroll, related taxes and benefits	11,675	15,614
Accrued real estate taxes	3,007	6,121
Other liabilities	9,078	12,096
Total current liabilities	43,593	46,305
Long-term debt, net of current portion	72,513	72,612
Lease financing obligations	1,663	1,663
Deferred income—sale-leaseback of real estate	29,184	30,086
Other liabilities	22,591	20,997
Total liabilities	169,544	171,663
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,908,420 and 26,829,220 shares, respectively, and outstanding 26,630,642 and 26,571,602 shares, respectively.	266	266
Additional paid-in capital	160,692	159,724
Retained earnings	93,887	83,992
Total stockholders' equity	254,845	243,982
Total liabilities and stockholders' equity	$424,389	$415,645

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 3, 2016 AND MARCH 29, 2015
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
Revenues:
Restaurant sales	$175,939	$163,058
Franchise royalty revenues and fees	738	817
Total revenues	176,677	163,875
Costs and expenses:
Cost of sales	54,050	51,123
Restaurant wages and related expenses (including stock-based compensation expense of $36 and $67, respectively)	45,052	40,590
Restaurant rent expense	8,921	8,007
Other restaurant operating expenses	22,388	19,859
Advertising expense	6,995	5,554
General and administrative (including stock-based compensation expense of $975 and $874, respectively)	13,848	13,764
Depreciation and amortization	8,336	6,847
Pre-opening costs	1,182	951
Impairment and other lease charges	12	94
Other (income) expense	(248)	(372)
Total operating expenses	160,536	146,417
Income from operations	16,141	17,458
Interest expense	558	438
Income before income taxes	15,583	17,020
Provision for income taxes	5,688	6,519
Net income	$9,895	$10,501
Basic net income per share	$0.37	$0.39
Diluted net income per share	$0.37	$0.39
Basic weighted average common shares outstanding	26,605,717	26,435,166
Diluted weighted average common shares outstanding	26,612,021	26,442,602

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED APRIL 3, 2016 AND MARCH 29, 2015
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders'
	Stock Shares	Stock	Capital	Earnings	Equity
Balance at December 28, 2014	26,358,448	$264	$153,867	$45,456	$199,587
Stock-based compensation	—	—	941	—	941
Vesting of restricted shares and related tax benefit	116,239	1	887	—	888
Net income	—	—	—	10,501	10,501
Balance at March 29,2015	26,474,687	$265	$155,695	$55,957	$211,917

Balance at January 3, 2016	26,571,602	$266	$159,724	$83,992	$243,982
Stock-based compensation	—	—	1,011	—	1,011
Vesting of restricted shares and related tax benefit (deficiency)	59,040	—	(43)	—	(43)
Net income	—	—	—	9,895	9,895
Balance at April 3, 2016	26,630,642	$266	$160,692	$93,887	$254,845

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 3, 2016 AND MARCH 29, 2015
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
Cash flows from operating activities:
Net income	$9,895	$10,501
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	(39)	(294)
Stock-based compensation	1,011	941
Impairment and other lease charges	12	94
Depreciation and amortization	8,336	6,847
Amortization of deferred financing costs	77	77
Amortization of deferred gains from sale-leaseback transactions	(901)	(911)
Changes in other operating assets and liabilities	(380)	(4,434)
Net cash provided from operating activities	18,011	12,821
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(14,086)	(15,955)
Restaurant remodeling	(243)	(872)
Other restaurant capital expenditures	(910)	(1,245)
Corporate and restaurant information systems	(1,552)	(1,185)
Total capital expenditures	(16,791)	(19,257)
Properties purchased for sale-leaseback	(2,663)	—
Proceeds from disposals of other properties	236	—
Net cash used in investing activities	(19,218)	(19,257)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	92	888
Borrowings on revolving credit facility	6,400	7,000
Repayments on revolving credit facility	(6,500)	(3,000)
Principal payments on capital leases	(13)	(16)
Net cash provided by (used in) financing activities	(21)	4,872
Net decrease in cash	(1,228)	(1,564)
Cash, beginning of period	5,281	5,087
Cash, end of period	$4,053	$3,523
Supplemental disclosures:
Interest paid on long-term debt	$473	$418
Accruals for capital expenditures	$7,764	$5,012
Income tax payments (refunds), net	$282	$(789)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At April 3, 2016, the Company owned and operated 161 Pollo Tropical® restaurants and 162 Taco Cabana® restaurants. The Pollo Tropical restaurants include 119 located in Florida, 27 located in Texas, eleven located in Georgia and four located in Tennessee. The Taco Cabana restaurants include 161 located in Texas and one located in Oklahoma. At April 3, 2016, the Company franchised a total of 36 Pollo Tropical restaurants and six Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, one in Honduras, one in the Bahamas, three in Trinidad & Tobago, one in Venezuela, five in Panama, three in Guatemala, and five on college campuses in Florida. The franchised Taco Cabana restaurants include four in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2016 contained 53 weeks. The three months ended April 3, 2016 and March 29, 2015 each contained thirteen weeks. The fiscal year ending January 1, 2017 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three months ended April 3, 2016 and March 29, 2015 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended April 3, 2016 and March 29, 2015 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 3, 2016 included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2016. The January 3, 2016 balance sheet data is derived from those audited financial statements.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•
Current Assets and Liabilities. The carrying values reported on the balance sheet of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of those financial instruments.

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. At April 3, 2016, the fair value and carrying value of the Company's senior credit facility was approximately $70.9 million.

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
2. Other Liabilities
Other liabilities, current, consisted of the following:

	April 3, 2016	January 3, 2016
Accrued workers' compensation and general liability claims	$5,448	$5,540
Sales and property taxes	1,669	3,031
Accrued occupancy costs	885	980
Other	1,076	2,545
	$9,078	$12,096
Other liabilities, long-term, consisted of the following:

	April 3, 2016	January 3, 2016
Accrued occupancy costs	$16,166	$15,349
Deferred compensation	1,581	1,665
Accrued workers' compensation and general liability claims	1,139	697
Other	3,705	3,286
	$22,591	$20,997
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.2 million are included in long-term accrued occupancy costs at April 3, 2016 and January 3, 2016, with the remainder in other current liabilities:

	Three Months Ended April 3, 2016	Year Ended January 3, 2016
Balance, beginning of period	$1,832	$1,251
Provisions for restaurant closures	—	554
Additional lease charges, net of (recoveries)	—	258
Payments, net	(166)	(358)
Other adjustments	108	127
Balance, end of period	$1,774	$1,832
3. Stock-Based Compensation
During the three months ended April 3, 2016 and March 29, 2015, the Company granted 50,087 and 22,597 non-vested restricted shares, respectively, under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") to certain employees. These shares generally vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for these non-vested shares issued to employees during the three months ended April 3, 2016 and March 29, 2015 was $35.25 and $62.05, respectively.
During the three months ended April 3, 2016 and March 29, 2015, the Company granted 5,762 and 10,007 restricted stock units, respectively, under the Fiesta Plan to certain employees. The restricted stock units granted during the three months ended

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

April 3, 2016 vest and become non-forfeitable at the end of a four year vesting period. The restricted stock units granted during the three months ended March 29, 2015 vest and become non-forfeitable over a four year vesting period or, for certain units, at the end of a four year vesting period. The weighted average fair value at grant date for these restricted stock units issued to employees during three months ended April 3, 2016 and March 29, 2015 was $35.25 and $62.05, respectively.
Also during the three months ended April 3, 2016 and March 29, 2015, the Company granted 33,691 and 17,501 non-vested restricted shares, respectively, and 33,691 and 17,501 restricted stock units, respectively, under the Fiesta Plan to certain employees subject to performance conditions. The non-vested restricted shares vest and become non-forfeitable over a four year vesting period subject to the attainment of performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three year vesting period. The number of shares into which the restricted stock units convert is determined based on the attainment of certain performance conditions, and for the restricted stock units granted during the three months ended April 3, 2016 and March 29, 2015, ranges from no shares, if the minimum performance condition is not met, to 67,382 and 35,002 shares, respectively, if the maximum performance condition is met. The weighted average fair value at grant date for restricted non-vested shares and restricted stock units subject to performance conditions granted during the three months ended April 3, 2016 and March 29, 2015 was $35.25 and $65.01, respectively.
Stock-based compensation expense for the three months ended April 3, 2016 and March 29, 2015 was $1.0 million and $0.9 million, respectively. As of April 3, 2016, the total unrecognized stock-based compensation expense relating to non-vested restricted shares and restricted stock units was approximately $9.2 million. At April 3, 2016, the remaining weighted average vesting period for non-vested restricted shares was 1.7 years and restricted stock units was 2.6 years.
A summary of all non-vested restricted shares and restricted stock units activity for the three months ended April 3, 2016 was as follows:

	Non-Vested Shares		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Price	Units	Price
Outstanding at January 3, 2016	257,618	$30.69	42,840	$56.46
Granted	83,778	35.25	39,453	35.25
Vested/Released	(58,918)	33.00	(122)	51.45
Forfeited	(4,700)	37.62	(1,093)	47.02
Outstanding at April 3, 2016	277,778	$31.46	81,078	$46.27
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, a current income tax receivable and advisory fees related to a proposed separation transaction.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
April 3, 2016:
Restaurant sales	$98,906	$77,033	$—	$175,939
Franchise revenue	577	161	—	738
Cost of sales	31,604	22,446	—	54,050
Restaurant wages and related expenses (1)	22,896	22,156	—	45,052
Restaurant rent expense	4,644	4,277	—	8,921
Other restaurant operating expenses	12,592	9,796	—	22,388
Advertising expense	3,762	3,233	—	6,995
General and administrative expense (2)	7,685	5,462	701	13,848
Depreciation and amortization	5,278	3,058	—	8,336
Pre-opening costs	1,114	68	—	1,182
Impairment and other lease charges	—	12	—	12
Interest expense	251	307	—	558
Income before taxes	9,669	6,615	(701)	15,583
Capital expenditures	14,099	1,634	1,058	16,791
March 29, 2015:
Restaurant sales	$86,889	$76,169	$—	$163,058
Franchise revenue	681	136	—	817
Cost of sales	28,539	22,584	—	51,123
Restaurant wages and related expenses (1)	18,754	21,836	—	40,590
Restaurant rent expense	3,649	4,358	—	8,007
Other restaurant operating expenses	10,089	9,770	—	19,859
Advertising expense	2,358	3,196	—	5,554
General and administrative expense (2)	7,797	5,967	—	13,764
Depreciation and amortization	3,739	3,108	—	6,847
Pre-opening costs	870	81	—	951
Impairment and other lease charges	—	94	—	94
Interest expense	185	253	—	438
Income before taxes	11,590	5,430	—	17,020
Capital expenditures	15,042	3,051	1,164	19,257
Identifiable Assets:
April 3, 2016:	251,099	161,303	11,987	424,389
January 3, 2016	237,065	165,549	13,031	415,645
(1) Includes stock-based compensation expense of $36 and $67 for the three months ended April 3, 2016 and March 29, 2015, respectively.
(2) Includes stock-based compensation expense of $975 and $874 for the three months ended April 3, 2016 and March 29, 2015, respectively.

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
Weighted average outstanding restricted stock units totaling 7,407 shares were not included in the computation of diluted earnings per share for the three months ended April 3, 2016, because to do so would have been antidilutive.
The computation of basic and diluted net income per share is as follows:

	Three Months Ended
	April 3, 2016	March 29, 2015
Basic and diluted net income per share:
Net income	$9,895	$10,501
Less: income allocated to participating securities	(93)	(142)
Net income available to common stockholders	$9,802	$10,359
Weighted average common shares, basic	26,605,717	26,435,166
Restricted stock units	6,304	7,436
Weighted average common shares, diluted	26,612,021	26,442,602

Basic net income per common share	$0.37	$0.39
Diluted net income per common share	$0.37	$0.39
6. Commitments and Contingencies
Lease Assignments. Taco Cabana has assigned four leases on properties where it no longer operates restaurants with lease terms expiring on various dates through 2029 to various parties. Although the Company is a not a guarantor under these leases, it remains secondarily liable as a surety for these leases. The maximum potential liability for future rental payments the Company could be required to make under these leases at April 3, 2016 was $2.2 million. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it would be ultimately responsible for the obligations under these leases.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

On September 29, 2014, Daisy, Inc., an automotive repair shop in Cape Coral, Florida, filed a putative class action suit against Fiesta's subsidiary, Pollo Operations, Inc. ("Pollo Operations") in the United States District Court for the Middle District of Florida. The suit alleged that Pollo Operations engaged in unlawful activity in violation of the Telephone Consumer Protection Act, § 227 et seq. occurring in December 2010 and January 2011. As of April 3, 2016, Pollo Operations reached a settlement with the plaintiff which resulted in dismissal of the case and has paid all settlement claims.
The Company is also a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.
7. Recent Accounting Pronouncements
In May 2014, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance in former Topic 605, Revenue Recognition, and provides for either a full retrospective adoption in which the standard is applied to all of the periods presented or a modified retrospective adoption in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other US GAAP requirements. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as property and equipment, including real estate. The Company is currently evaluating the impact of the provisions of Topic 606; however, the Company expects the provisions to primarily impact certain franchise revenues and does not expect the standard to have a material effect on its financial statements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required with an option to use certain practical expedients. The new guidance is required to be applied at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact on its financial statements. Although the impact is not currently estimable, the Company expects to recognize lease assets and lease liabilities for most of the leases it currently accounts for as operating leases.
In March 2016, the FASB issued ASU No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (Topic 405-20), which creates an exception under Topic 405-20 to derecognize financial liabilities related to certain prepaid stored-value products using a breakage model consistent with the revenue breakage model in Topic 606. The new guidance will be effective concurrent with Topic 606, which is effective for the Company for interim and annual periods beginning after December 15, 2017. The Company does not expect this standard to have a material effect on its financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. Currently, tax deductions in excess of compensation costs (excess tax benefits) are recorded in equity and tax deduction shortfalls (tax deficiencies), to the extent of previous excess tax benefits, are recorded in equity and then to income tax expense. Under the new guidance, all excess tax benefits and tax deficiencies will be recorded to income tax expense in the income statement, which could create volatility in the Company's income statement. The new guidance will also change the classification of excess tax benefits in the cash flow statement and impact the diluted earnings per share calculation. The guidance will be effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. The Company is currently evaluating the impact on its financial statements and it is not currently estimable.

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2016 contained 53 weeks. The three months ended April 3, 2016 and March 29, 2015 each contained thirteen weeks. The fiscal year ending January 1, 2017 will contain 52 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 years and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of April 3, 2016, our company-owned restaurants included 161 Pollo Tropical restaurants and 162 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of April 3, 2016, we had 31 franchised Pollo Tropical restaurants located in Puerto Rico, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Panama and Guatemala, and five licensed locations on college campuses in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets, and we have commitments for additional non-traditional locations in U.S. markets in which we currently operate.
As of April 3, 2016, we had four Taco Cabana franchised restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Executive Summary-Consolidated Operating Performance for the Three Months Ended April 3, 2016
Our first quarter 2016 results and highlights include the following:

•
Net income decreased $0.6 million to $9.9 million in the first quarter of 2016, or $0.37 per diluted share, compared to net income of $10.5 million, or $0.39 per diluted share in the first quarter of 2015, primarily due to new restaurant performance and advisory fees related to the proposed separation transaction discussed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

•
Total revenues increased 7.8% in the first quarter of 2016 to $176.7 million compared to $163.9 million in the first quarter of 2015, driven primarily by an increase in the number of our company-owned restaurants and an increase in comparable restaurant sales of 1.7% for our Taco Cabana restaurants. The growth in comparable restaurant sales resulted primarily from an increase in average check of 2.5%, partially offset by a decrease in comparable guest traffic of 0.8% at Taco Cabana. An increase in comparable guest traffic of 0.1% was offset by a decrease in average check of 0.1% at Pollo Tropical.

•
During the first quarter of 2016, we opened six new company-owned Pollo Tropical restaurants. During the first quarter of 2015, we opened six new company-owned Pollo Tropical restaurants and closed three company-owned Taco Cabana restaurants.

•
Adjusted EBITDA increased $0.3 million in the first quarter of 2016 to $25.3 million compared to $25.0 million in the first quarter of 2015. The net impact of revenue growth in the first quarter of 2016 was largely offset by new restaurant performance and advisory fees related to the proposed separation transaction. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table sets forth, for the three months ended April 3, 2016 and March 29, 2015, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Three Months Ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					56.2%	53.3%
Taco Cabana					43.8%	46.7%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	32.0%	32.8%	29.1%	29.6%	30.7%	31.4%
Restaurant wages and related expenses	23.1%	21.6%	28.8%	28.7%	25.6%	24.9%
Restaurant rent expense	4.7%	4.2%	5.6%	5.7%	5.1%	4.9%
Other restaurant operating expenses	12.7%	11.6%	12.7%	12.8%	12.7%	12.2%
Advertising expense	3.8%	2.7%	4.2%	4.2%	4.0%	3.4%
Pre-opening costs	1.1%	1.0%	0.1%	0.1%	0.7%	0.6%
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants:

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

January 3, 2016	155	35	190	162	6	168
New	6	1	7	—	—	—
Closed	—	—	—	—	—	—
April 3, 2016	161	36	197	162	6	168

December 28, 2014	124	37	161	167	7	174
New	6	—	6	—	—	—
Closed	—	—	—	(3)	—	(3)
March 29, 2015	130	37	167	164	7	171

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
Total revenues increased 7.8% to $176.7 million in the first quarter of 2016 from $163.9 million in the first quarter of 2015. Restaurant sales increased 7.9% to $175.9 million in the first quarter of 2016 from $163.1 million in the first quarter of 2015.
The following table presents the primary drivers of the increase in restaurant sales for both Pollo Tropical and Taco Cabana for the first quarter of 2016 compared to the first quarter of 2015 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$—
Incremental sales related to new restaurants, net of closed restaurants	12.0
Total increase	$12.0

Taco Cabana:
Increase in comparable restaurant sales	$1.2
Decrease in sales related to closed restaurants, net of new restaurants	(0.3)
Total increase	$0.9
Comparable restaurant sales for Pollo Tropical restaurants were flat in the first quarter of 2016. Comparable restaurant sales for Taco Cabana restaurants increased 1.7% in the first quarter of 2016. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases in comparable restaurant sales result primarily from an increase in guest traffic and an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, average check decreased due to sales mix and higher discounting, partially offset by menu price increases of 0.7% in the first quarter of 2016 as compared to the first quarter of 2015. For Taco Cabana, menu price increases drove an increase in restaurant sales of 2.7% in the first quarter of 2016 as compared to the first quarter of 2015, partially offset by a change in sales mix. As a result of new restaurant openings, planned sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 2.0% in the first quarter of 2016. Comparable restaurant sales were also negatively impacted by the general slowdown in restaurant sales industrywide.
Restaurants in newer markets that have not reached media efficiency generally have lower sales than restaurants in mature, media-efficient markets. As a result, Pollo Tropical revenues are growing at a slower rate than the average number of restaurants.
Franchise revenues remained relatively stable and decreased by less than $0.1 million to $0.7 million in the first quarter of 2016 from $0.8 million in the first quarter of 2015.
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
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the first quarter of 2016 compared to the first quarter of 2015. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Lower commodity costs	(2.1)%
Higher promotions and discounts	0.3%
Operating inefficiencies	0.8%
Other	0.2%
Net decrease in cost of sales as a percentage of restaurant sales	(0.8)%

Restaurant wages and related expenses:
Higher labor costs for comparable restaurants	0.4%
Higher labor costs and impact of lower sales volumes for new restaurants (1)	1.1%
Higher medical benefit costs	0.3%
Lower incentive bonus costs	(0.2)%
Other	(0.1)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	1.5%

Other operating expenses:
Higher repairs and maintenance costs	0.5%
Lower insurance costs	(0.4)%
Higher real estate taxes related to new restaurants	0.5%
Other (2)	0.5%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.1%

Advertising expense:
Increase in advertising	1.1%
Net increase in advertising expense as a percentage of restaurant sales	1.1%

Pre-opening costs:
Timing of restaurant openings	0.1%
Net increase in pre-opening costs as a percentage of restaurant sales	0.1%
(1) Includes additional restaurant managers in training that will be deployed to new restaurants as they open.
(2) Includes higher credit card, sanitation and various other costs.

Taco Cabana:
Cost of sales:
Menu price increases	(0.8)%
Sales mix	(0.3)%
Operating inefficiencies	0.4%
Other	0.2%
Net decrease in cost of sales as a percentage of restaurant sales	(0.5)%

Restaurant wages and related expenses:
Higher labor costs for comparable restaurants	0.6%
Impact of closing lower sales volume restaurants, net of new restaurants	(0.2)%
Higher workers' compensation claim costs	0.4%
Lower medical benefit costs	(0.6)%
Other	(0.1)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.1%

Other operating expenses:
Higher repairs and maintenance costs	0.3%
Lower utilities	(0.5)%
Other	0.1%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.1)%

Advertising expense:
Net change in advertising expense as a percentage of restaurant sales	—%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.1% in the first quarter of 2016 from 4.9% in the first quarter of 2015 primarily as a result of new restaurants, which generally have higher rent, partially offset by the impact of higher sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $13.8 million in the first quarter of 2016 and the first quarter of 2015, and as a percentage of total revenues, general and administrative expenses decreased to 7.8% in the first quarter of 2016 compared to 8.4% in the first quarter of 2015 due primarily to higher current year sales and lower incentive based compensation costs. In addition, general and administrative expenses in the first quarter of 2016 include $0.7 million in advisory fees related to the proposed separation transaction discussed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, partially offset by a $0.4 million reduction in legal settlement costs.
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
Adjusted EBITDA for Pollo Tropical decreased to $15.7 million in the first quarter of 2016 from $16.0 million in the first quarter of 2015 primarily as a result of lower profitability at new restaurants and higher advertising and other costs, partially offset by the increase in revenues. Adjusted EBITDA for Taco Cabana increased to $10.2 million in the first quarter of 2016 from $9.0 million in the first quarter of 2015 primarily due to the net impact of the increase in revenues.
Depreciation and Amortization. Depreciation and amortization expense increased to $8.3 million in the first quarter of 2016 from $6.8 million in the first quarter of 2015 due primarily to increased depreciation relating to new restaurant openings.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.1 million in the first quarter of 2015 and consisted of impairment charges for Taco Cabana locations that have closed.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related cash flows are below a certain threshold. After reviewing the specific cash flows and management’s plans related to the restaurants for which an impairment review was performed, we determined that no impairment was currently necessary. However, for six Pollo Tropical restaurants and one Taco Cabana restaurant, the projected cash flows were not substantially in excess of their combined carrying values of $10.2 million and $1.3 million, respectively. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Other (Income) Expense. Other income in the first quarter of 2016 primarily consisted of additional proceeds related to a location that closed in 2015 as a result of an eminent domain proceeding. Other income in the first quarter of 2015 primarily consisted of a previously deferred gain from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding.
Interest Expense. Interest expense increased to $0.6 million in the first quarter of 2016 from $0.4 million in the first quarter 2015.
Provision for Income Taxes. The provision for income taxes was derived using an estimated effective annual income tax rate of 36.5% for the first quarter of 2016 and 38.3% for the first quarter of 2015. There were no discrete tax adjustments in the first quarter of 2016 or 2015. The effective annual income tax rate decreased in the first quarter of 2016 compared to the first quarter of 2015 due primarily to the reinstatement of Work Opportunity Tax Credits.
Net Income. As a result of the foregoing, we had net income of $9.9 million in the first quarter of 2016 compared to net income of $10.5 million in the first quarter of 2015.
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
Operating Activities. Net cash provided by operating activities in the first three months of 2016 and 2015 was $18.0 million and $12.8 million, respectively. The increase in net cash provided by operating activities in the first three months of 2016 was primarily driven by the timing of payments.
Investing Activities. Net cash used in investing activities in the first three months of 2016 and 2015 was $19.2 million and $19.3 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended April 3, 2016:
New restaurant development	$13,150	$936	$—	$14,086
Restaurant remodeling	243	—	—	243
Other restaurant capital expenditures (1)	425	485	—	910
Corporate and restaurant information systems	281	213	1,058	1,552
Total capital expenditures	$14,099	$1,634	$1,058	$16,791
Number of new restaurant openings	6	—		6
Three Months Ended March 29, 2015:
New restaurant development	$14,476	$1,479	$—	$15,955
Restaurant remodeling	—	872	—	872
Other restaurant capital expenditures (1)	555	690	—	1,245
Corporate and restaurant information systems	11	10	1,164	1,185
Total capital expenditures	$15,042	$3,051	$1,164	$19,257
Number of new restaurant openings	6	—		6
(1) Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended April 3, 2016 and March 29, 2015, total restaurant repair and maintenance expenses were approximately $4.6 million and $3.5 million, respectively.
Some new Pollo Tropical restaurants originally planned to open in late 2016 are now anticipated to open in early 2017. As a result, for 2016, we anticipate that total capital expenditures will range from $90.0 million to $100.0 million. Capital expenditures in 2016 are expected to include $75.0 million to $80.0 million for development of new restaurants and purchase of related real estate. Our capital expenditures in 2016 are also expected to include expenditures of approximately $10.0 million to $13.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $5.0 million to $7.0 million of other expenditures.
Financing Activities. Financing activities in the first three months of 2016 primarily included net revolving credit borrowing repayments under our senior credit facility of $0.1 million and excess tax benefits of $0.1 million. Net cash provided by financing activities in the first three months of 2015 was $4.9 million and included net revolving credit borrowings under our senior credit facility of $4.0 million and the excess tax benefit from vesting of restricted shares of $0.9 million.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On April 3, 2016, there were $70.9 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio
(with a margin of 0.50% as of April 3, 2016), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at April 3, 2016).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.25% at April 3, 2016) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of April 3, 2016, we were in compliance with the covenants under our senior credit facility. After reserving $5.2 million for letters of credit issued under the senior credit facility, $73.9 million was available for borrowing under the senior credit facility at April 3, 2016.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
There have been no significant changes outside the ordinary course of business to our contractual obligations since January 3, 2016. Information regarding our contractual obligations is included under "Contractual Obligations" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements for the year ended January 3, 2016 included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the three months ended April 3, 2016.

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

A reconciliation of Adjusted EBITDA to consolidated net income follows:

	Three Months Ended
(Dollars in thousands)	April 3, 2016	March 29, 2015
Adjusted EBITDA:
Pollo Tropical	$15,748	$16,011
Taco Cabana	10,205	8,957
Fiesta	(701)	—
Consolidated	25,252	24,968
Less:
Depreciation and amortization	8,336	6,847
Impairment and other lease charges	12	94
Interest expense	558	438
Provision for income taxes	5,688	6,519
Stock-based compensation expense	1,011	941
Other (income) expense	(248)	(372)
Net income	$9,895	$10,501

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are any statements that are not based on historical information. Statements other than statements of historical facts included herein, including, without limitation, statements regarding our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	Increases in food and other commodity costs;

•	Risks associated with the expansion of our business, including increasing real estate and construction costs;

•	Risks associated with food borne illness or other food safety issues, including negative publicity through traditional and social media;

•	Our ability to manage our growth and successfully implement our business strategy;

•
Labor and employment benefit costs, including the impact of increases in federal and state minimum wages, increases in exempt status salary levels and healthcare costs imposed by the Affordable Care Act;

•	Cyber security breaches;

•	General economic conditions, particularly in the retail sector;

•	Competitive conditions;

•	Weather conditions;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Increases in employee injury and general liability claims;

•	Changes in consumer perception of dietary health and food safety;

•	Regulatory factors;

•	Fuel prices;

•	The outcome of pending or future legal claims or proceedings;

•	Environmental conditions and regulations;

•	Our borrowing costs;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

•	Factors that affect the restaurant industry generally, including product recalls, liability if our products cause injury, ingredient disclosure and labeling laws and regulations.

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
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 3, 2016 with respect to our market risk sensitive instruments.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2016.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the first quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
On September 29, 2014, Daisy, Inc., an automotive repair shop in Cape Coral, Florida, filed a putative class action suit against Fiesta's subsidiary, Pollo Operations, Inc. ("Pollo Operations") in the United States District Court for the Middle District of Florida. The suit alleged that Pollo Operations engaged in unlawful activity in violation of the Telephone Consumer Protection Act, § 227 et seq. occurring in December 2010 and January 2011. As of April 3, 2016, Pollo Operations reached a settlement with the plaintiff which resulted in dismissal of the case and has paid all settlement claims.

We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.

Item 1A.    Risk Factors
Part 1 - Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

FIESTA RESTAURANT GROUP, INC.

Date: May 9, 2016	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: May 9, 2016	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Senior Vice President, Chief Financial Officer and Treasurer

Date: May 9, 2016	/S/ CHERI L. KINDER
(Signature)
Cheri L. Kinder Vice President, Corporate Controller