Form 10-Q
period 2016-07-03
Fiesta Restaurant Group, Inc.
filed 2016-08-03
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2016, Fiesta Restaurant Group, Inc. had 26,921,404 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JULY 3, 2016

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	July 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash	$4,809	$5,281
Trade receivables	10,167	9,217
Inventories	2,648	2,910
Prepaid rent	3,388	3,163
Income tax receivable	1,829	7,448
Prepaid expenses and other current assets	3,783	3,219
Total current assets	26,624	31,238
Property and equipment, net	274,960	248,992
Goodwill	123,484	123,484
Deferred income taxes	8,497	8,497
Deferred financing costs, net	764	918
Other assets	2,546	2,516
Total assets	$436,875	$415,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$55	$69
Accounts payable	19,022	12,405
Accrued payroll, related taxes and benefits	12,493	15,614
Accrued real estate taxes	5,191	6,121
Other liabilities	10,404	12,096
Total current liabilities	47,165	46,305
Long-term debt, net of current portion	69,498	72,612
Lease financing obligations	1,663	1,663
Deferred income—sale-leaseback of real estate	29,036	30,086
Other liabilities	24,532	20,997
Total liabilities	171,894	171,663
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,921,449 and 26,829,220 shares, respectively, and outstanding 26,687,168 and 26,571,602 shares, respectively.	267	266
Additional paid-in capital	161,911	159,724
Retained earnings	102,803	83,992
Total stockholders' equity	264,981	243,982
Total liabilities and stockholders' equity	$436,875	$415,645

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JULY 3, 2016 AND JUNE 28, 2015
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
Revenues:	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Restaurant sales	$180,835	$171,268	$356,774	$334,326
Franchise royalty revenues and fees	697	632	1,435	1,449
Total revenues	181,532	171,900	358,209	335,775
Costs and expenses:
Cost of sales	54,607	54,223	108,657	105,346
Restaurant wages and related expenses (including stock-based compensation expense of $40, $40, $76, and $107, respectively)	46,981	42,383	92,033	82,973
Restaurant rent expense	9,113	8,048	18,034	16,055
Other restaurant operating expenses	24,263	21,362	46,651	41,221
Advertising expense	7,006	5,144	14,001	10,698
General and administrative (including stock-based compensation expense of $1,218, $1,055, $2,193, and $1,929, respectively)	14,253	13,624	28,101	27,388
Depreciation and amortization	8,625	7,401	16,961	14,248
Pre-opening costs	2,016	1,211	3,198	2,162
Impairment and other lease charges	82	—	94	94
Other expense (income)	10	(142)	(238)	(514)
Total operating expenses	166,956	153,254	327,492	299,671
Income from operations	14,576	18,646	30,717	36,104
Interest expense	535	414	1,093	852
Income before income taxes	14,041	18,232	29,624	35,252
Provision for income taxes	5,125	6,983	10,813	13,502
Net income	$8,916	$11,249	$18,811	$21,750

Basic net income per share	$0.33	$0.42	$0.70	$0.81
Diluted net income per share	$0.33	$0.42	$0.70	$0.81
Basic weighted average common shares outstanding	26,654,280	26,490,673	26,629,999	26,462,919
Diluted weighted average common shares outstanding	26,660,269	26,497,658	26,636,145	26,470,130

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JULY 3, 2016 AND JUNE 28, 2015
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders'
	Stock Shares	Stock	Capital	Earnings	Equity
Balance at December 28, 2014	26,358,448	$264	$153,867	$45,456	$199,587
Stock-based compensation	—	—	2,036	—	2,036
Vesting of restricted shares and related tax benefit	173,031	1	1,015	—	1,016
Net income	—	—	—	21,750	21,750
Balance at June 28, 2015	26,531,479	$265	$156,918	$67,206	$224,389

Balance at January 3, 2016	26,571,602	$266	$159,724	$83,992	$243,982
Stock-based compensation	—	—	2,269	—	2,269
Vesting of restricted shares and related tax deficiency	115,566	1	(82)	—	(81)
Net income	—	—	—	18,811	18,811
Balance at July 3, 2016	26,687,168	$267	$161,911	$102,803	$264,981

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JULY 3, 2016 AND JUNE 28, 2015
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	July 3, 2016	June 28, 2015
Cash flows from operating activities:
Net income	$18,811	$21,750
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	25	(271)
Stock-based compensation	2,269	2,036
Impairment and other lease charges	94	94
Depreciation and amortization	16,961	14,248
Amortization of deferred financing costs	154	154
Amortization of deferred gains from sale-leaseback transactions	(1,791)	(1,812)
Changes in other operating assets and liabilities	7,046	(1,997)
Net cash provided from operating activities	43,569	34,202
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(35,760)	(33,462)
Restaurant remodeling	(486)	(1,526)
Other restaurant capital expenditures	(1,995)	(2,679)
Corporate and restaurant information systems	(3,997)	(2,233)
Total capital expenditures	(42,238)	(39,900)
Properties purchased for sale-leaseback	(2,663)	—
Proceeds from sale-leaseback transactions	3,642	—
Proceeds from disposals of other properties	226	139
Net cash used in investing activities	(41,033)	(39,761)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	120	1,016
Borrowings on revolving credit facility	9,400	16,000
Repayments on revolving credit facility	(12,500)	(11,000)
Principal payments on capital leases	(28)	(25)
Net cash (used in) provided by financing activities	(3,008)	5,991
Net (decrease) increase in cash	(472)	432
Cash, beginning of period	5,281	5,087
Cash, end of period	$4,809	$5,519
Supplemental disclosures:
Interest paid on long-term debt	$921	$819
Interest paid on lease financing obligations	$71	$70
Accruals for capital expenditures	$6,093	$4,813
Income tax payments, net	$5,275	$9,270

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At July 3, 2016, the Company owned and operated 172 Pollo Tropical® restaurants and 164 Taco Cabana® restaurants. The Pollo Tropical restaurants include 122 located in Florida, 33 located in Texas, thirteen located in Georgia and four located in Tennessee. The Taco Cabana restaurants include 163 located in Texas and one located in Oklahoma. At July 3, 2016, the Company franchised a total of 37 Pollo Tropical restaurants and seven Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, one in Honduras, one in the Bahamas, three in Trinidad & Tobago, one in Venezuela, five in Panama, three in Guatemala, and six on college campuses and a hospital in Florida. The franchised Taco Cabana restaurants include five in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2016 contained 53 weeks. The three and six months ended July 3, 2016 and June 28, 2015 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending January 1, 2017 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and six months ended July 3, 2016 and June 28, 2015 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended July 3, 2016 and June 28, 2015 are not necessarily indicative of the results to be expected for the full year.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. At July 3, 2016, the fair value and carrying value of the Company's senior credit facility was approximately $67.9 million.

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
2. Other Liabilities
Other liabilities, current, consisted of the following:

	July 3, 2016	January 3, 2016
Accrued workers' compensation and general liability claims	$6,113	$5,540
Sales and property taxes	1,905	3,031
Accrued occupancy costs	884	980
Other	1,502	2,545
	$10,404	$12,096
Other liabilities, long-term, consisted of the following:

	July 3, 2016	January 3, 2016
Accrued occupancy costs	$16,915	$15,349
Deferred compensation	1,687	1,665
Accrued workers' compensation and general liability claims	1,792	697
Other	4,138	3,286
	$24,532	$20,997
Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.0 million and $1.2 million are included in long-term accrued occupancy costs at July 3, 2016 and January 3, 2016, respectively, with the remainder in other current liabilities:

	Six Months Ended July 3, 2016	Year Ended January 3, 2016
Balance, beginning of period	$1,832	$1,251
Provisions for restaurant closures	—	554
Additional lease charges, net of (recoveries)	13	258
Payments, net	(338)	(358)
Other adjustments	141	127
Balance, end of period	$1,648	$1,832
3. Stock-Based Compensation
During the six months ended July 3, 2016 and June 28, 2015, the Company granted 50,087 and 22,597 non-vested restricted shares, respectively, under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") to certain employees. These shares generally vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for these non-vested shares issued to employees during the six months ended July 3, 2016 and June 28, 2015 was $35.25 and $62.05, respectively.
During the six months ended July 3, 2016 and June 28, 2015, the Company granted 5,762 and 10,007 restricted stock units, respectively, under the Fiesta Plan to certain employees. The restricted stock units granted during the six months ended July 3,

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

2016 vest and become non-forfeitable at the end of a four year vesting period. The restricted stock units granted during the six months ended June 28, 2015 vest and become non-forfeitable over a four year vesting period or, for certain units, at the end of a four year vesting period. The weighted average fair value at grant date for these restricted stock units issued to employees during six months ended July 3, 2016 and June 28, 2015 was $35.25 and $62.05, respectively.
Also during the six months ended July 3, 2016 and June 28, 2015, the Company granted 33,691 and 17,501 non-vested restricted shares, respectively, and 33,691 and 17,501 restricted stock units, respectively, under the Fiesta Plan to certain employees subject to performance conditions. The non-vested restricted shares vest and become non-forfeitable over a four year vesting period subject to the attainment of performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three year vesting period. The number of shares into which the restricted stock units convert is determined based on the attainment of certain performance conditions, and for the restricted stock units granted during the six months ended July 3, 2016 and June 28, 2015, ranges from no shares, if the minimum performance condition is not met, to 67,382 and 35,002 shares, respectively, if the maximum performance condition is met. The weighted average fair value at grant date for restricted non-vested shares and restricted stock units subject to performance conditions granted during the six months ended July 3, 2016 and June 28, 2015 was $35.25 and $65.01, respectively.
During the three months ended July 3, 2016 and June 28, 2015, the Company granted 14,081 and 8,698 non-vested restricted shares, respectively, to non-employee directors. The weighted average fair value at the grant date for restricted non-vested shares issued to directors during the three months ended July 3, 2016 and June 28, 2015, was $33.39 and $54.06, respectively. These shares vest and become non-forfeitable over a one year vesting period.
Stock-based compensation expense for the three and six months ended July 3, 2016 was $1.3 million and $2.3 million, respectively, and for the three and six months ended June 28, 2015 was $1.1 million and $2.0 million, respectively. As of July 3, 2016, the total unrecognized stock-based compensation expense relating to non-vested restricted shares and restricted stock units was approximately $8.4 million. At July 3, 2016, the remaining weighted average vesting period for non-vested restricted shares was 1.8 years and restricted stock units was 2.3 years.
A summary of all non-vested restricted shares and restricted stock units activity for the six months ended July 3, 2016 was as follows:

	Non-Vested Shares		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Price	Units	Price
Outstanding at January 3, 2016	257,618	$30.69	42,840	$56.46
Granted	97,859	34.98	39,453	35.25
Vested/Released	(115,327)	26.19	(239)	50.80
Forfeited	(5,869)	36.79	(2,148)	46.82
Outstanding at July 3, 2016	234,281	$34.54	79,906	$46.26
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The accounting policies of each segment are the same as those described in the summary of significant accounting policies discussed in Note 1 to the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2016. The Company reports more than one measure of segment profit or loss to the chief operating decision maker for the purposes of allocating resources to the segments and assessing their performance. The primary measures of segment profit or loss used to assess performance and allocate resources are income before taxes and Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Although the chief operating decision maker uses Adjusted EBITDA as a measure of segment profitability, in accordance with Accounting Standards Codification 280, Segment Reporting, the following table includes segment income before taxes, which is the measure of segment profit or loss determined in accordance with the measurement principles that are most consistent with the principles used in measuring the corresponding amounts in the consolidated financial statements.
The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, a current income tax receivable and advisory fees related to a proposed separation transaction.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
July 3, 2016:
Restaurant sales	$101,879	$78,956	$—	$180,835
Franchise revenue	508	189	—	697
Cost of sales	32,266	22,341	—	54,607
Restaurant wages and related expenses (1)	23,980	23,001	—	46,981
Restaurant rent expense	4,825	4,288	—	9,113
Other restaurant operating expenses	13,701	10,562	—	24,263
Advertising expense	3,685	3,321	—	7,006
General and administrative expense (2)	8,843	5,363	47	14,253
Depreciation and amortization	5,428	3,197	—	8,625
Pre-opening costs	1,795	221	—	2,016
Impairment and other lease charges	—	82	—	82
Interest expense	228	307	—	535
Income before taxes	7,636	6,452	(47)	14,041
Capital expenditures	20,468	3,633	1,346	25,447
June 28, 2015:
Restaurant sales	$89,569	$81,699	$—	$171,268
Franchise revenue	477	155	—	632
Cost of sales	30,094	24,129	—	54,223
Restaurant wages and related expenses (1)	19,251	23,132	—	42,383
Restaurant rent expense	3,820	4,228	—	8,048
Other restaurant operating expenses	10,893	10,469	—	21,362
Advertising expense	1,904	3,240	—	5,144
General and administrative expense (2)	7,651	5,973	—	13,624
Depreciation and amortization	4,340	3,061	—	7,401
Pre-opening costs	1,144	67	—	1,211
Impairment and other lease charges	—	—	—	—
Interest expense	176	238	—	414
Income before taxes	10,908	7,324	—	18,232
Capital expenditures	17,102	2,607	934	20,643

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Six Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
July 3, 2016:
Restaurant sales	$200,785	$155,989	$—	$356,774
Franchise revenue	1,085	350	—	1,435
Cost of sales	63,870	44,787	—	108,657
Restaurant wages and related expenses (1)	46,876	45,157	—	92,033
Restaurant rent expense	9,469	8,565	—	18,034
Other restaurant operating expenses	26,293	20,358	—	46,651
Advertising expense	7,447	6,554	—	14,001
General and administrative expense (2)	16,528	10,825	748	28,101
Depreciation and amortization	10,706	6,255	—	16,961
Pre-opening costs	2,909	289	—	3,198
Impairment and other lease charges	—	94	—	94
Interest expense	479	614	—	1,093
Income before taxes	17,305	13,067	(748)	29,624
Capital expenditures	34,567	5,267	2,404	42,238
June 28, 2015:
Restaurant sales	$176,458	$157,868	$—	$334,326
Franchise revenue	1,158	291	—	1,449
Cost of sales	58,633	46,713	—	105,346
Restaurant wages and related expenses (1)	38,005	44,968	—	82,973
Restaurant rent expense	7,469	8,586	—	16,055
Other restaurant operating expenses	20,982	20,239	—	41,221
Advertising expense	4,262	6,436	—	10,698
General and administrative expense (2)	15,448	11,940	—	27,388
Depreciation and amortization	8,079	6,169	—	14,248
Pre-opening costs	2,014	148	—	2,162
Impairment and other lease charges	—	94	—	94
Interest expense	361	491	—	852
Income before taxes	22,498	12,754	—	35,252
Capital expenditures	32,144	5,658	2,098	39,900
Identifiable Assets:
July 3, 2016:	263,100	162,505	11,270	436,875
January 3, 2016	237,065	165,549	13,031	415,645
(1) Includes stock-based compensation expense of $40 and $76 for the three and six months ended July 3, 2016, respectively, and $40 and $107 for the three and six months ended June 28, 2015, respectively.
(2) Includes stock-based compensation expense of $1,218 and $2,193 for the three and six months ended July 3, 2016, respectively, and $1,055 and $1,929 for the three and six months ended June 28, 2015, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

5. Net Income per Share
The Company computes basic net income per share by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares and are thus considered participating securities. The impact of the participating securities is included in the computation of basic net income per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Net income per common share was computed by dividing undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the weighted average shares outstanding during the period.
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
Weighted average outstanding restricted stock units totaling 13,990 and 10,698 shares for the three and six months ended July 3, 2016, respectively, and 9,391 and 4,696 shares for the three and six months ended June 28, 2015, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
The computation of basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Basic and diluted net income per share:
Net income	$8,916	$11,249	$18,811	$21,750
Less: income allocated to participating securities	(89)	(142)	(183)	(285)
Net income available to common stockholders	$8,827	$11,107	$18,628	$21,465
Weighted average common shares, basic	26,654,280	26,490,673	26,629,999	26,462,919
Restricted stock units	5,989	6,985	6,146	7,211
Weighted average common shares, diluted	26,660,269	26,497,658	26,636,145	26,470,130

Basic net income per common share	$0.33	$0.42	$0.70	$0.81
Diluted net income per common share	$0.33	$0.42	$0.70	$0.81
6. Commitments and Contingencies
Lease Assignments. Taco Cabana has assigned three leases on properties where it no longer operates restaurants with lease terms expiring on various dates through 2029 to various parties. The assignees are responsible for making the payments under these leases. The Company is a guarantor under one of these leases and it remains secondarily liable as a surety with respect to two of these leases. The maximum potential liability for future rental payments the Company could be required to make under these leases at July 3, 2016 was $1.8 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it would be ultimately responsible for the obligations under these leases.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

On September 29, 2014, Daisy, Inc., an automotive repair shop in Cape Coral, Florida, filed a putative class action suit against Fiesta's subsidiary, Pollo Operations, Inc. ("Pollo Operations") in the United States District Court for the Middle District of Florida. The suit alleged that Pollo Operations engaged in unlawful activity in violation of the Telephone Consumer Protection Act, § 227 et seq. occurring in December 2010 and January 2011. During the first quarter of 2016, Pollo Operations reached a settlement with the plaintiff which resulted in dismissal of the case and paid all settlement claims.
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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2016 contained 53 weeks. The three and six months ended July 3, 2016 and June 28, 2015 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending January 1, 2017 will contain 52 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 years and 40 years, respectively, of operating history and loyal customer bases in their core markets. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of July 3, 2016, our company-owned restaurants included 172 Pollo Tropical restaurants and 164 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of July 3, 2016, we had 31 franchised Pollo Tropical restaurants located in Puerto Rico, Honduras, Trinidad & Tobago, the Bahamas, Venezuela, Panama and Guatemala, and six licensed locations on college campuses and a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets, and we have commitments for additional non-traditional locations in U.S. markets in which we currently operate.
As of July 3, 2016, we had five Taco Cabana franchised restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Executive Summary-Consolidated Operating Performance for the Three Months Ended July 3, 2016
Our second quarter 2016 results and highlights include the following:

•
Net income decreased $2.3 million to $8.9 million in the second quarter of 2016, or $0.33 per diluted share, compared to net income of $11.2 million, or $0.42 per diluted share in the second quarter of 2015, primarily due to new restaurant performance, lower comparable restaurant sales and higher operating expenses.

•
Total revenues increased 5.6% in the second quarter of 2016 to $181.5 million compared to $171.9 million in the second quarter of 2015, driven primarily by an increase in the number of our company-owned restaurants, partially offset by a decrease in comparable restaurant sales. Comparable restaurant sales decreased 3.8% for our Taco Cabana restaurants resulting primarily from a decrease in comparable guest traffic of 5.5% partially offset by an increase in average check of 1.7%. Comparable restaurant sales decreased 1.4% for our Pollo Tropical restaurants resulting primarily from a decrease in comparable guest traffic of 2.6% partially offset by an increase in average check of 1.2%.

•
During the second quarter of 2016, we opened eleven new company-owned Pollo Tropical restaurants and two Taco Cabana restaurants. During the second quarter of 2015, we opened six new company-owned Pollo Tropical restaurants and one Taco Cabana restaurant and permanently closed two company-owned Taco Cabana restaurants.

•
Adjusted EBITDA decreased $2.4 million in the second quarter of 2016 to $24.6 million compared to $27.0 million in the second quarter of 2015. Revenue growth in the second quarter of 2016 was offset by lower profitability as a result of new restaurant performance, lower comparable restaurant sales, higher operating expenses and severance and relocation costs associated with transitioning our Pollo Tropical headquarters from Miami, Florida to Dallas, Texas. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants:

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

January 3, 2016	155	35	190	162	6	168
New	6	1	7	—	—	—
Closed	—		—	—	—	—
April 3, 2016	161	36	197	162	6	168
New	11	2	13	2	1	3
Closed	—	(1)	(1)	—	—	—
July 3, 2016	172	37	209	164	7	171

December 28, 2014	124	37	161	167	7	174
New	6	—	6	—	—	—
Closed	—	—	—	(3)	—	(3)
March 29, 2015	130	37	167	164	7	171
New	6	—	6	1	—	1
Closed	—	(2)	(2)	(2)	(1)	(3)
June 28, 2015	136	35	171	163	6	169

Three Months Ended July 3, 2016 Compared to Three Months Ended June 28, 2015
The following table sets forth, for the three months ended July 3, 2016 and June 28, 2015, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Three Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					56.3%	52.3%
Taco Cabana					43.7%	47.7%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	31.7%	33.6%	28.3%	29.5%	30.2%	31.7%
Restaurant wages and related expenses	23.5%	21.5%	29.1%	28.3%	26.0%	24.7%
Restaurant rent expense	4.7%	4.3%	5.4%	5.2%	5.0%	4.7%
Other restaurant operating expenses	13.4%	12.2%	13.4%	12.8%	13.4%	12.5%
Advertising expense	3.6%	2.1%	4.2%	4.0%	3.9%	3.0%
Pre-opening costs	1.8%	1.3%	0.3%	0.1%	1.1%	0.7%

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
Total revenues increased 5.6% to $181.5 million in the second quarter of 2016 from $171.9 million in the second quarter of 2015. Restaurant sales increased 5.6% to $180.8 million in the second quarter of 2016 from $171.3 million in the second quarter of 2015.
The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana for the second quarter of 2016 compared to the second quarter of 2015 (in millions):

Pollo Tropical:
Decrease in comparable restaurant sales	$(1.1)
Incremental sales related to new restaurants, net of closed restaurants	13.4
Total increase	$12.3

Taco Cabana:
Decrease in comparable restaurant sales	$(3.0)
Incremental sales related to new restaurants, net of closed restaurants	0.3
Total decrease	$(2.7)
Comparable restaurant sales for Pollo Tropical restaurants decreased 1.4% in the second quarter of 2016. Comparable restaurant sales for Taco Cabana restaurants decreased 3.8% in the second quarter of 2016. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in guest traffic and an increase in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, a decrease in guest traffic of 2.6% was partially offset by menu price increases which drove an increase in restaurant sales of 1.0% in the second quarter of 2016 as compared to the second quarter of 2015. For Taco Cabana, a decrease in guest traffic of 5.5% was partially offset by menu price increases which drove an increase in restaurant sales of 2.4% in the second quarter of 2016 as compared to the second quarter of 2015. As a result of new restaurant openings, expected sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 2.0% in the second quarter of 2016. Comparable restaurant sales for both brands continue to be negatively impacted by the general slowdown in restaurant sales industrywide.
Restaurants in newer markets that have not reached media efficiency generally have lower sales than restaurants in mature, media-efficient markets. As a result, Pollo Tropical revenues are growing at a slower rate than the average number of restaurants.
Franchise revenues remained relatively stable and increased by less than $0.1 million to $0.7 million in the second quarter of 2016 from $0.6 million in the second quarter of 2015.
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
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the second quarter of 2016 compared to the second quarter of 2015. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Lower commodity costs	(2.2)%
Menu price increases	(0.3)%
Operating inefficiencies	0.5%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(1.9)%

Restaurant wages and related expenses:
Higher labor costs and impact of lower sales volumes for comparable restaurants	0.7%
Higher labor costs and impact of lower sales volumes for new restaurants (1)	0.8%
Higher medical benefit costs	0.3%
Higher workers compensation costs	0.3%
Other	(0.1)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	2.0%

Other operating expenses:
Higher repairs and maintenance costs	0.6%
Higher insurance costs	0.5%
Higher real estate taxes related to new restaurants	0.3%
Lower utilities costs	(0.3)%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.2%

Advertising expense:
Increase in advertising	1.5%
Net increase in advertising expense as a percentage of restaurant sales	1.5%

Pre-opening costs:
Timing of restaurant openings	0.5%
Net increase in pre-opening costs as a percentage of restaurant sales	0.5%
(1) Includes additional restaurant managers in training that will be deployed to new restaurants as they open.

Taco Cabana:
Cost of sales:
Lower commodity costs	(1.0)%
Menu price increases	(0.7)%
Operating inefficiencies	0.5%
Net decrease in cost of sales as a percentage of restaurant sales	(1.2)%

Restaurant wages and related expenses:
Impact of lower sales volumes and higher labor costs for comparable restaurants	1.1%
Impact of closing lower sales volume restaurants, net of new restaurants	(0.2)%
Lower medical benefit costs	(0.3)%
Other	0.2%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.8%

Other operating expenses:
Higher repairs and maintenance costs	0.3%
Higher real estate taxes	0.2%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.6%

Advertising expense:
Increase in advertising	0.2%
Net increase in advertising expense as a percentage of restaurant sales	0.2%

Pre-opening costs:
Timing of restaurant openings	0.2%
Net increase in pre-opening costs as a percentage of restaurant sales	0.2%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.0% in the second quarter of 2016 from 4.7% in the second quarter of 2015 primarily as a result of new restaurants, which generally have higher rent, and the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $14.3 million in the second quarter of 2016 and $13.6 million in the second quarter of 2015, and as a percentage of total revenues, general and administrative expenses were 7.9% in the second quarter of 2016 and the second quarter of 2015 due primarily to higher current year sales and lower incentive based compensation costs. In addition, general and administrative expenses in the second quarter of 2016 include $0.4 million in severance and relocation costs associated with transitioning our Pollo Tropical headquarters from Miami, Florida to Dallas, Texas.
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

Adjusted EBITDA for Pollo Tropical decreased to $14.0 million in the second quarter of 2016 from $15.9 million in the second quarter of 2015 primarily as a result of lower profitability at new restaurants, the impact of lower comparable restaurant sales and higher operating expenses. Adjusted EBITDA for Taco Cabana decreased to $10.6 million in the second quarter of 2016 from $11.1 million in the second quarter of 2015 primarily due to the impact of the decrease in revenues. Consolidated Adjusted EBITDA decreased to $24.6 million in the second quarter of 2016 from $27.0 million in the second quarter of 2015.
Depreciation and Amortization. Depreciation and amortization expense increased to $8.6 million in the second quarter of 2016 from $7.4 million in the second quarter of 2015 due primarily to increased depreciation relating to new restaurant openings.
Impairment and Other Lease Charges. Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related cash flows are below a certain threshold. After reviewing the specific cash flows and management’s plans related to the restaurants for which an impairment review was performed, we determined that no impairment was currently necessary. However, for seven Pollo Tropical restaurants and one Taco Cabana restaurant, the projected cash flows were not substantially in excess of their combined carrying values of $11.8 million and $1.3 million, respectively. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Other Expense (Income). Other income in the second quarter of 2015 primarily consisted of expected business interruption insurance proceeds for a Pollo Tropical location that was temporarily closed due to a fire.
Interest Expense. Interest expense increased to $0.5 million in the second quarter of 2016 from $0.4 million in the second quarter of 2015.
Provision for Income Taxes. The provision for income taxes was derived using an estimated effective annual income tax rate of 36.5% for the second quarter of 2016 and 38.3% for the second quarter of 2015. There were no discrete tax adjustments in the second quarter of 2016 or 2015. The effective annual income tax rate decreased in the second quarter of 2016 compared to the second quarter of 2015 due primarily to the reinstatement of Work Opportunity Tax Credits.
Net Income. As a result of the foregoing, we had net income of $8.9 million in the second quarter of 2016 compared to net income of $11.2 million in the second quarter of 2015.
Six Months Ended July 3, 2016 Compared to Six Months Ended June 28, 2015
The following table sets forth, for the six months ended July 3, 2016 and June 28, 2015, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					56.3%	52.8%
Taco Cabana					43.7%	47.2%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	31.8%	33.2%	28.7%	29.6%	30.5%	31.5%
Restaurant wages and related expenses	23.3%	21.5%	28.9%	28.5%	25.8%	24.8%
Restaurant rent expense	4.7%	4.2%	5.5%	5.4%	5.1%	4.8%
Other restaurant operating expenses	13.1%	11.9%	13.1%	12.8%	13.1%	12.3%
Advertising expense	3.7%	2.4%	4.2%	4.1%	3.9%	3.2%
Pre-opening costs	1.4%	1.1%	0.2%	0.1%	0.9%	0.6%
Total revenues increased 6.7% to $358.2 million in the six months ended July 3, 2016 from $335.8 million in the six months ended June 28, 2015. Restaurant sales increased 6.7% to $356.8 million in the six months ended July 3, 2016 from $334.3 million in the six months ended June 28, 2015.

The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana for the six months ended July 3, 2016 compared to the six months ended June 28, 2015 (in millions):

Pollo Tropical:
Decrease in comparable restaurant sales	$(1.1)
Incremental sales related to new restaurants, net of closed restaurants	25.4
Total increase	$24.3

Taco Cabana:
Decrease in comparable restaurant sales	$(1.8)
Decrease in sales related to closed restaurants, net of new restaurants	(0.1)
Total decrease	$(1.9)
Comparable restaurant sales for Pollo Tropical restaurants decreased 0.7% in the six months ended July 3, 2016. Comparable restaurant sales for Taco Cabana restaurants decreased 1.2% in the six months ended July 3, 2016. For Pollo Tropical, a decrease in guest traffic of 1.3% was partially offset by menu price increases which drove an increase in restaurant sales of 0.8% in the six months ended July 3, 2016 as compared to the six months ended June 28, 2015. For Taco Cabana, a decrease in guest traffic of 3.2% was partially offset by menu price increases which drove an increase in restaurant sales of 2.6% in the six months ended July 3, 2016 as compared to the six months ended June 28, 2015. As a result of new restaurant openings, expected sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 2.0% in the six months ended July 3, 2016. Comparable restaurant sales for both brands continue to be negatively impacted by the general slowdown in restaurant sales industrywide.
Restaurants in newer markets that have not reached media efficiency generally have lower sales than restaurants in mature, media-efficient markets. As a result, Pollo Tropical revenues are growing at a slower rate than the average number of restaurants.
Franchise revenues were $1.4 million in the six months ended July 3, 2016 and June 28, 2015.
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the six months ended July 3, 2016 compared to the six months ended June 28, 2015. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Lower commodity costs	(2.2)%
Menu price increases	(0.3)%
Operating inefficiencies	0.6%
Higher promotions and discounts	0.2%
Other	0.3%
Net decrease in cost of sales as a percentage of restaurant sales	(1.4)%

Restaurant wages and related expenses:
Higher labor costs and impact of lower sales volumes for comparable restaurants	0.5%
Higher labor costs and impact of lower sales volumes for new restaurants (1)	1.0%
Higher medical benefit costs	0.3%
Higher workers compensation costs	0.2%
Other	(0.2)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	1.8%

Other operating expenses:
Higher repairs and maintenance costs	0.6%
Higher real estate taxes related to new restaurants	0.4%
Other	0.2%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.2%

Advertising expense:
Increase in advertising	1.3%
Net increase in advertising expense as a percentage of restaurant sales	1.3%

Pre-opening costs:
Timing of restaurant openings	0.3%
Net increase in pre-opening costs as a percentage of restaurant sales	0.3%
(1) Includes additional restaurant managers in training that will be deployed to new restaurants as they open.

Taco Cabana:
Cost of sales:
Menu price increases	(0.8)%
Lower commodity costs	(0.5)%
Operating inefficiencies	0.4%
Net decrease in cost of sales as a percentage of restaurant sales	(0.9)%

Restaurant wages and related expenses:
Higher labor costs and impact of lower sales volumes for comparable restaurants	0.9%
Impact of closing lower sales volume restaurants, net of new restaurants	(0.2)%
Higher workers' compensation claim costs	0.2%
Lower medical benefit costs	(0.4)%
Other	(0.1)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.4%

Other operating expenses:
Higher repairs and maintenance costs	0.3%
Lower utilities	(0.3)%
Other	0.3%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.3%

Advertising expense:
Increase in advertising	0.1%
Net increase in advertising expense as a percentage of restaurant sales	0.1%

Pre-opening costs:
Timing of restaurant openings	0.1%
Net increase in pre-opening costs as a percentage of restaurant sales	0.1%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.1% in the six months ended July 3, 2016 from 4.8% in the six months ended June 28, 2015 primarily as a result of new restaurants, which generally have higher rent, and the impact of lower comparable sales.
Consolidated General and Administrative Expenses. General and administrative expenses were $28.1 million in the six months ended July 3, 2016 and $27.4 million the six months ended June 28, 2015, and as a percentage of total revenues, general and administrative expenses decreased to 7.8% in the six months ended July 3, 2016 compared to 8.2% in the six months ended June 28, 2015 due primarily to higher current year sales and lower incentive based compensation costs. In addition, general and administrative expenses in the six months ended July 3, 2016 include $1.1 million in advisory fees related to the proposed separation transaction discussed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 and severance and relocation costs associated with transitioning our Pollo Tropical headquarters from Miami, Florida to Dallas, Texas, partially offset by a $0.4 million reduction in legal settlement costs.
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

Adjusted EBITDA for Pollo Tropical decreased to $29.7 million in the six months ended July 3, 2016 from $31.9 million in the six months ended June 28, 2015 primarily as a result of lower profitability at new restaurants, the impact of lower comparable restaurant sales and higher operating expenses. Adjusted EBITDA for Taco Cabana increased to $20.8 million in the six months ended July 3, 2016 from $20.1 million in the six months ended June 28, 2015 primarily due to a decrease in cost of sales as a percentage of sales driven by menu price increases and lower commodity costs partially offset by the impact of the decrease in revenues. Consolidated Adjusted EBITDA decreased to $49.8 million in the six months ended July 3, 2016 from $52.0 million in the six months ended June 28, 2015 primarily a result of the decrease in Pollo Tropical and Taco Cabana Adjusted EBITDA and $0.7 million in advisory fees related to the proposed separation transaction discussed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.
Depreciation and Amortization. Depreciation and amortization expense increased to $17.0 million in the six months ended July 3, 2016 from $14.2 million in the six months ended June 28, 2015 due primarily to increased depreciation relating to new restaurant openings.
Impairment and Other Lease Charges. Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related cash flows are below a certain threshold. After reviewing the specific cash flows and management’s plans related to the restaurants for which an impairment review was performed, we determined that no impairment was currently necessary. However, for seven Pollo Tropical restaurants and one Taco Cabana restaurant, the projected cash flows were not substantially in excess of their combined carrying values of $11.8 million and $1.3 million, respectively. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Other (Income) Expense. Other income in the six months ended July 3, 2016 primarily consisted of additional proceeds related to a location that closed in 2015 as a result of an eminent domain proceeding. Other income in the six months ended June 28, 2015 primarily consisted of a previously deferred gain from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding and expected business interruption insurance proceeds for a Pollo Tropical location that was temporarily closed due to a fire.
Interest Expense. Interest expense increased to $1.1 million in the six months ended July 3, 2016 from $0.9 million in the six months ended June 28, 2015.
Provision for Income Taxes. The provision for income taxes was derived using an estimated effective annual income tax rate of 36.5% for the six months ended July 3, 2016 and 38.3% for the six months ended June 28, 2015. There were no discrete tax adjustments in the six months ended 2016 or 2015. The effective annual income tax rate decreased in the six months ended July 3, 2016 compared to the six months ended June 28, 2015 due primarily to the reinstatement of Work Opportunity Tax Credits.
Net Income. As a result of the foregoing, we had net income of $18.8 million in the six months ended July 3, 2016 compared to net income of $21.8 million in the six months ended June 28, 2015.

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
Operating Activities. Net cash provided by operating activities in the first six months of 2016 and 2015 was $43.6 million and $34.2 million, respectively. The increase in net cash provided by operating activities in the first six months of 2016 was primarily driven by the timing of payments.
Investing Activities. Net cash used in investing activities in the first six months of 2016 and 2015 was $41.0 million and $39.8 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Six Months Ended July 3, 2016:
New restaurant development	$32,572	$3,188	$—	$35,760
Restaurant remodeling	486	—	—	486
Other restaurant capital expenditures (1)	659	1,336	—	1,995
Corporate and restaurant information systems	850	743	2,404	3,997
Total capital expenditures	$34,567	$5,267	$2,404	$42,238
Number of new restaurant openings	17	2		19
Six Months Ended June 28, 2015:
New restaurant development	$30,559	$2,903	$—	$33,462
Restaurant remodeling	—	1,526	—	1,526
Other restaurant capital expenditures (1)	1,559	1,120	—	2,679
Corporate and restaurant information systems	26	109	2,098	2,233
Total capital expenditures	$32,144	$5,658	$2,098	$39,900
Number of new restaurant openings	12	1		13
(1) Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended July 3, 2016 and June 28, 2015, total restaurant repair and maintenance expenses were approximately $9.2 million and $7.2 million, respectively.
In the first six months of 2016, investing activities also included $2.7 million for the purchase of a property for a sale-leaseback and a sale-leaseback transaction related to our restaurant properties, the net proceeds from which were $3.6 million.
Financing Activities. Net cash used in financing activities in the first six months of 2016 was $3.0 million and included net revolving credit borrowing repayments under our senior credit facility of $3.1 million and excess tax benefits of $0.1 million. Net cash provided by financing activities in the first six months of 2015 was $6.0 million and included net revolving credit borrowings under our senior credit facility of $5.0 million and the excess tax benefit from vesting of restricted shares of $1.0 million.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On July 3, 2016, there were $67.9 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio
(with a margin of 0.50% as of July 3, 2016), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at July 3, 2016).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.25% at July 3, 2016) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of July 3, 2016, we were in compliance with the covenants under our senior credit facility. After reserving $5.2 million for letters of credit issued under the senior credit facility, $76.9 million was available for borrowing under the senior credit facility at July 3, 2016.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements for the year ended January 3, 2016 included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the six months ended July 3, 2016.
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

A reconciliation of Adjusted EBITDA to consolidated net income follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Adjusted EBITDA:
Pollo Tropical	$13,993	$15,862	$29,741	$31,873
Taco Cabana	10,605	11,138	20,810	20,095
Fiesta	(47)	—	(748)	—
Consolidated	24,551	27,000	49,803	51,968
Less:
Depreciation and amortization	8,625	7,401	16,961	14,248
Impairment and other lease charges	82	—	94	94
Interest expense	535	414	1,093	852
Provision for income taxes	5,125	6,983	10,813	13,502
Stock-based compensation expense	1,258	1,095	2,269	2,036
Other expense (income)	10	(142)	(238)	(514)
Net income	$8,916	$11,249	$18,811	$21,750

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2016.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the second quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

FIESTA RESTAURANT GROUP, INC.

Date: August 3, 2016	/S/ TIMOTHY P. TAFT
(Signature)
Timothy P. Taft Chief Executive Officer

Date: August 3, 2016	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Senior Vice President, Chief Financial Officer and Treasurer

Date: August 3, 2016	/S/ CHERI L. KINDER
(Signature)
Cheri L. Kinder Vice President, Corporate Controller