Form 10-Q
period 2016-10-02
Fiesta Restaurant Group, Inc.
filed 2016-11-07
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2016, Fiesta Restaurant Group, Inc. had 26,889,637 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED OCTOBER 2, 2016

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	October 2, 2016	January 3, 2016
ASSETS
Current assets:
Cash	$4,862	$5,281
Trade receivables	10,259	9,217
Inventories	2,875	2,910
Prepaid rent	3,539	3,163
Income tax receivable	2,153	7,448
Prepaid expenses and other current assets	2,842	3,219
Total current assets	26,530	31,238
Property and equipment, net	271,055	248,992
Goodwill	123,484	123,484
Deferred income taxes	15,258	8,497
Deferred financing costs, net	687	918
Other assets	2,473	2,516
Total assets	$439,487	$415,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$87	$69
Accounts payable	23,608	12,405
Accrued payroll, related taxes and benefits	12,165	15,614
Accrued real estate taxes	7,584	6,121
Other liabilities	12,249	12,096
Total current liabilities	55,693	46,305
Long-term debt, net of current portion	67,446	72,612
Lease financing obligations	1,664	1,663
Deferred income—sale-leaseback of real estate	28,062	30,086
Other liabilities	25,735	20,997
Total liabilities	178,600	171,663
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,896,611 and 26,829,220 shares, respectively, and outstanding 26,746,012 and 26,571,602 shares, respectively.	267	266
Additional paid-in capital	162,348	159,724
Retained earnings	98,272	83,992
Total stockholders' equity	260,887	243,982
Total liabilities and stockholders' equity	$439,487	$415,645

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED OCTOBER 2, 2016 AND SEPTEMBER 27, 2015
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
Revenues:	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Restaurant sales	$181,592	$171,469	$538,366	$505,795
Franchise royalty revenues and fees	664	636	2,099	2,085
Total revenues	182,256	172,105	540,465	507,880
Costs and expenses:
Cost of sales	54,726	55,409	163,383	160,755
Restaurant wages and related expenses (including stock-based compensation expense of $35, $40, $111, and $147, respectively)	47,503	44,183	139,536	127,156
Restaurant rent expense	9,488	8,396	27,522	24,451
Other restaurant operating expenses	25,715	22,511	72,366	63,732
Advertising expense	7,506	4,831	21,507	15,529
General and administrative (including stock-based compensation expense of $330, $1,127, $2,523, and $3,056, respectively)	14,520	14,259	42,621	41,647
Depreciation and amortization	9,513	7,596	26,474	21,844
Pre-opening costs	1,509	1,689	4,707	3,851
Impairment and other lease charges	18,513	387	18,607	481
Other income	—	(165)	(238)	(679)
Total operating expenses	188,993	159,096	516,485	458,767
Income (loss) from operations	(6,737)	13,009	23,980	49,113
Interest expense	542	493	1,635	1,345
Income (loss) before income taxes	(7,279)	12,516	22,345	47,768
Provision for (benefit from) income taxes	(2,748)	4,571	8,065	18,073
Net income (loss)	$(4,531)	$7,945	$14,280	$29,695

Basic net income (loss) per share	$(0.17)	$0.30	$0.53	$1.11
Diluted net income (loss) per share	$(0.17)	$0.30	$0.53	$1.11
Basic weighted average common shares outstanding	26,716,219	26,557,940	26,658,739	26,494,599
Diluted weighted average common shares outstanding	26,716,219	26,565,575	26,665,091	26,501,951

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED OCTOBER 2, 2016 AND SEPTEMBER 27, 2015
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders'
	Stock Shares	Stock	Capital	Earnings	Equity
Balance at December 28, 2014	26,358,448	$264	$153,867	$45,456	$199,587
Stock-based compensation	—	—	3,203	—	3,203
Vesting of restricted shares and related tax benefit	210,983	2	1,525	—	1,527
Net income	—	—	—	29,695	29,695
Balance at September 27, 2015	26,569,431	$266	$158,595	$75,151	$234,012

Balance at January 3, 2016	26,571,602	$266	$159,724	$83,992	$243,982
Stock-based compensation	—	—	2,634	—	2,634
Vesting of restricted shares and related tax deficiency	174,410	1	(10)	—	(9)
Net income	—	—	—	14,280	14,280
Balance at October 2, 2016	26,746,012	$267	$162,348	$98,272	$260,887

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 2, 2016 AND SEPTEMBER 27, 2015
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	October 2, 2016	September 27, 2015
Cash flows from operating activities:
Net income	$14,280	$29,695
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	178	(236)
Stock-based compensation	2,634	3,203
Impairment and other lease charges	18,607	481
Depreciation and amortization	26,474	21,844
Amortization of deferred financing costs	232	232
Amortization of deferred gains from sale-leaseback transactions	(2,687)	(2,713)
Deferred income taxes	(6,761)	2,226
Changes in other operating assets and liabilities	13,400	4,236
Net cash provided from operating activities	66,357	58,968
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(52,828)	(55,057)
Restaurant remodeling	(956)	(2,723)
Other restaurant capital expenditures	(4,625)	(5,197)
Corporate and restaurant information systems	(4,634)	(3,242)
Total capital expenditures	(63,043)	(66,219)
Properties purchased for sale-leaseback	(2,663)	—
Proceeds from sale-leaseback transactions	3,642	—
Proceeds from disposals of other properties	226	149
Net cash used in investing activities	(61,838)	(66,070)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	211	1,527
Borrowings on revolving credit facility	14,400	23,500
Repayments on revolving credit facility	(19,500)	(22,000)
Principal payments on capital leases	(49)	(40)
Net cash (used in) provided by financing activities	(4,938)	2,987
Net decrease in cash	(419)	(4,115)
Cash, beginning of period	5,281	5,087
Cash, end of period	$4,862	$972
Supplemental disclosures:
Interest paid on long-term debt	$1,393	$1,263
Interest paid on lease financing obligations	$106	$105
Accruals for capital expenditures	$9,591	$5,325
Income tax payments, net	$9,540	$13,101

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At October 2, 2016, the Company owned and operated 181 Pollo Tropical® restaurants and 164 Taco Cabana® restaurants. The Pollo Tropical restaurants include 124 located in Florida, 36 located in Texas, 17 located in Georgia and four located in Tennessee. The Taco Cabana restaurants include 163 located in Texas and one located in Oklahoma. At October 2, 2016, the Company franchised a total of 34 Pollo Tropical restaurants and seven Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, one in the Bahamas, three in Trinidad & Tobago, one in Venezuela, four in Panama, two in Guatemala, and six on college campuses and at a hospital in Florida. The franchised Taco Cabana restaurants include five in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2016 contained 53 weeks. The three and nine months ended October 2, 2016 and September 27, 2015 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending January 1, 2017 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended October 2, 2016 and September 27, 2015 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended October 2, 2016 and September 27, 2015 are not necessarily indicative of the results to be expected for the full year.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. At October 2, 2016 and January 3, 2016, the fair value and carrying value of the Company's senior credit facility were approximately $65.9 million and $71.0 million, respectively.

Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of expenses

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

during the reporting periods. Significant items subject to such estimates and assumptions include: accrued occupancy costs, insurance liabilities, evaluation for impairment of goodwill and long-lived assets and lease accounting matters. Actual results could differ from those estimates.
2. Other Liabilities
Other liabilities, current, consist of the following:

	October 2, 2016	January 3, 2016
Accrued workers' compensation and general liability claims	$6,717	$5,540
Sales and property taxes	2,531	3,031
Accrued occupancy costs	934	980
Other	2,067	2,545
	$12,249	$12,096

Other liabilities, long-term, consist of the following:

	October 2, 2016	January 3, 2016
Accrued occupancy costs	$17,602	$15,349
Deferred compensation	1,797	1,665
Accrued workers' compensation and general liability claims	1,910	697
Other	4,426	3,286
	$25,735	$20,997

Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $1.0 million and $1.1 million are included in long-term accrued occupancy costs at October 2, 2016 and January 3, 2016, respectively, with the remainder in other current liabilities.

	Nine Months Ended October 2, 2016	Year Ended January 3, 2016
Balance, beginning of period	$1,832	$1,251
Provisions for restaurant closures	—	554
Additional lease charges, net of (recoveries)	—	258
Payments, net	(411)	(358)
Other adjustments	122	127
Balance, end of period	$1,543	$1,832

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

A summary of impairment on long-lived assets and other lease charges recorded by segment is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Pollo Tropical	$18,390	$387	$18,390	$387
Taco Cabana	123	—	217	94
	$18,513	$387	$18,607	$481

In the third quarter of 2016, as part of a review of its strategic plan to enhance long-term shareholder value, the Company reviewed its restaurant portfolio and subsequently closed ten Pollo Tropical restaurants in the fourth quarter of 2016 including eight restaurants in Texas, one restaurant in Nashville, Tennessee, and one restaurant in Atlanta, Georgia. The Company plans to convert up to three of the closed restaurants in Texas to Taco Cabana restaurants. Impairment and other lease charges for the three and nine months ended October 2, 2016 primarily consisted of impairment charges of $18.5 million related to the closed restaurants and six additional Pollo Tropical restaurants and one Taco Cabana restaurant that the Company continues to operate. Impairment and other lease charges for the nine months ended October 2, 2016 also included other lease charges of $0.1 million related to previously closed Pollo Tropical and Taco Cabana restaurants. The Company will recognize lease and other charges related to the closed restaurants in the fourth quarter of 2016.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company’s history of using these assets in the operation of its business, the Company's plans to use this equipment in new restaurants that are scheduled to open in 2017 and 2018, and the Company's expectation of how a market participant would value the equipment. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the three and nine months ended October 2, 2016 totaled $8.6 million.
Impairment and other lease charges for the three and nine months ended September 27, 2015, consisted primarily of a $0.3 million lease charge related to the closure of a Pollo Tropical restaurant that was relocated to a superior site in the same trade area prior to the end of its lease term and lease charges, net of recoveries, totaling $0.1 million related to previously closed Pollo Tropical restaurants and for the nine months ended September 27, 2015 also included impairment charges totaling $0.1 million related to the suspension of the Company's Cabana Grill concept. The Cabana Grill concept was an elevated, non-24-hour format for Taco Cabana that the Company tested outside of Texas. One of the Cabana Grill restaurants was converted to a Pollo Tropical restaurant, and the second was closed.
4. Stock-Based Compensation
During the nine months ended October 2, 2016 and September 27, 2015, the Company granted certain employees 50,087 and 24,401 non-vested restricted shares, respectively, under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). These shares generally vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for these non-vested shares issued to employees during the nine months ended October 2, 2016 and September 27, 2015 was $35.25 and $61.57, respectively.
During the nine months ended October 2, 2016 and September 27, 2015, the Company granted certain employees 5,762 and 10,007 restricted stock units, respectively, under the Fiesta Plan. The restricted stock units granted during the nine months ended October 2, 2016 vest and become non-forfeitable at the end of a four year vesting period. The restricted stock units granted during the nine months ended September 27, 2015 vest and become non-forfeitable over a four year vesting period or, for certain units, at the end of a four year vesting period. The weighted average fair value at grant date for these restricted stock units issued to employees during the nine months ended October 2, 2016 and September 27, 2015 was $35.25 and $62.05, respectively.
Also during the nine months ended October 2, 2016 and September 27, 2015, the Company granted 33,691 and 17,501 non-vested restricted shares, respectively, and 33,691 and 17,501 restricted stock units, respectively, under the Fiesta Plan to certain employees subject to performance conditions. The non-vested restricted shares vest and become non-forfeitable over a four year vesting period subject to the attainment of performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three year vesting period. The number of shares into which the restricted stock units convert is based on the attainment of certain performance conditions and for the restricted stock units granted during the nine months ended October 2, 2016 and September 27, 2015, ranges from no shares, if the minimum performance condition is not met, to 67,382 and 35,002 shares, respectively, if the maximum performance condition is met. The weighted average fair value at grant date for both restricted non-

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

vested shares and restricted stock units subject to performance conditions granted during the nine months ended October 2, 2016 and September 27, 2015 was $35.25 and $65.01, respectively.
During the nine months ended October 2, 2016 and September 27, 2015, the Company granted 14,081 and 8,698 non-vested restricted shares, respectively, to non-employee directors. The weighted average fair value at the grant date for restricted non-vested shares issued to directors during the nine months ended October 2, 2016 and September 27, 2015, was $33.39 and $54.06, respectively. These shares vest and become non-forfeitable over a one-year vesting period.
Stock-based compensation expense for the three and nine months ended October 2, 2016 was $0.4 million and $2.6 million, respectively, and for the three and nine months ended September 27, 2015 was $1.2 million and $3.2 million, respectively. At October 2, 2016, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $4.5 million. At October 2, 2016, the remaining weighted average vesting period for non-vested restricted shares was 1.9 years and 2.0 years for restricted stock units.
During the three and nine months ended October 2, 2016, a portion of the awards previously granted to the Company's Chief Executive Officer were modified and vested in connection with his retirement. The modification reduced stock compensation expense by $0.1 million.
A summary of all non-vested restricted shares and restricted stock units activity for the nine months ended October 2, 2016 is as follows:

	Non-Vested Shares		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Price	Units	Price
Outstanding at January 3, 2016	257,618	$30.69	42,840	$56.46
Granted	97,859	34.98	39,453	35.25
Vested/Released	(173,888)	24.07	(522)	51.23
Forfeited	(30,990)	40.77	(24,751)	45.73
Outstanding at October 2, 2016	150,599	$38.16	57,020	$46.48

The fair value of the non-vested restricted shares and restricted stock units is based on the closing price on the date of grant.
5. Business Segment Information
The Company is engaged in the fast-casual restaurant industry, with two restaurant concepts (each of which is an operating segment): Pollo Tropical and Taco Cabana. Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean-inspired food while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food.
Each segment's accounting policies are the same as those discussed in the summary of significant accounting policies in Note 1 to the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2016. The Company reports more than one measure of segment profit or loss to the chief operating decision maker for the purposes of allocating resources to the segments and assessing their performance. The primary measures of segment profit or loss used to assess performance and allocate resources are income (loss) before taxes and Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Although the chief operating decision maker uses Adjusted EBITDA as a measure of segment profitability, in accordance with Accounting Standards Codification 280, Segment Reporting, the following table includes segment income (loss) before taxes, which is the measure of segment profit or loss determined in accordance with the measurement principles that are most consistent with the principles used in measuring the corresponding amounts in the consolidated financial statements.
The “Other” column includes corporate-related items not allocated to reportable segments and consists primarily of corporate-owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, a current income tax receivable, and advisory fees related to a previously proposed separation transaction.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
October 2, 2016:
Restaurant sales	$103,353	$78,239	$—	$181,592
Franchise revenue	474	190	—	664
Cost of sales	32,565	22,161	—	54,726
Restaurant wages and related expenses (1)	24,383	23,120	—	47,503
Restaurant rent expense	5,059	4,429	—	9,488
Other restaurant operating expenses	14,361	11,354	—	25,715
Advertising expense	5,026	2,480	—	7,506
General and administrative expense (2)	9,091	5,355	74	14,520
Depreciation and amortization	6,337	3,176	—	9,513
Pre-opening costs	1,456	53	—	1,509
Impairment and other lease charges	18,390	123	—	18,513
Interest expense	229	313	—	542
Income (loss) before taxes	(13,070)	5,865	(74)	(7,279)
Capital expenditures	18,146	2,791	(132)	20,805
September 27, 2015:
Restaurant sales	$91,440	$80,029	$—	$171,469
Franchise revenue	468	168	—	636
Cost of sales	31,054	24,355	—	55,409
Restaurant wages and related expenses (1)	20,984	23,199	—	44,183
Restaurant rent expense	4,158	4,238	—	8,396
Other restaurant operating expenses	11,741	10,770	—	22,511
Advertising expense	2,448	2,383	—	4,831
General and administrative expense (2)	8,419	5,840	—	14,259
Depreciation and amortization	4,504	3,092	—	7,596
Pre-opening costs	1,597	92	—	1,689
Impairment and other lease charges	387	—	—	387
Interest expense	204	289	—	493
Income before taxes	6,567	5,949	—	12,516
Capital expenditures	22,960	3,847	(488)	26,319

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Nine Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
October 2, 2016:
Restaurant sales	$304,138	$234,228	$—	$538,366
Franchise revenue	1,559	540	—	2,099
Cost of sales	96,435	66,948	—	163,383
Restaurant wages and related expenses (1)	71,259	68,277	—	139,536
Restaurant rent expense	14,528	12,994	—	27,522
Other restaurant operating expenses	40,654	31,712	—	72,366
Advertising expense	12,473	9,034	—	21,507
General and administrative expense (2)	25,619	16,180	822	42,621
Depreciation and amortization	17,043	9,431	—	26,474
Pre-opening costs	4,365	342	—	4,707
Impairment and other lease charges	18,390	217	—	18,607
Interest expense	708	927	—	1,635
Income (loss) before taxes	4,235	18,932	(822)	22,345
Capital expenditures	52,713	8,058	2,272	63,043
September 27, 2015:
Restaurant sales	$267,898	$237,897	$—	$505,795
Franchise revenue	1,626	459	—	2,085
Cost of sales	89,687	71,068	—	160,755
Restaurant wages and related expenses (1)	58,989	68,167	—	127,156
Restaurant rent expense	11,627	12,824	—	24,451
Other restaurant operating expenses	32,723	31,009	—	63,732
Advertising expense	6,710	8,819	—	15,529
General and administrative expense (2)	23,867	17,780	—	41,647
Depreciation and amortization	12,583	9,261	—	21,844
Pre-opening costs	3,611	240	—	3,851
Impairment and other lease charges	387	94	—	481
Interest expense	565	780	—	1,345
Income before taxes	29,065	18,703	—	47,768
Capital expenditures	55,104	9,505	1,610	66,219
Identifiable Assets:
October 2, 2016:	260,296	162,729	16,462	439,487
January 3, 2016	237,065	165,549	13,031	415,645

(1) Includes stock-based compensation expense of $35 and $111 for the three and nine months ended October 2, 2016, respectively, and $40 and $147 for the three and nine months ended September 27, 2015, respectively.
(2) Includes stock-based compensation expense of $330 and $2,523 for the three and nine months ended October 2, 2016, respectively, and $1,127 and $3,056 for the three and nine months ended September 27, 2015, respectively.
6. Net Income (Loss) per Share
The Company computes basic net income per share by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares and are thus considered participating securities. The impact of the participating securities is included in the computation of basic net income per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistribute

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

d earnings. Net income per common share is computed by dividing undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the weighted average shares outstanding during the period.
Diluted earnings per share reflects the potential dilution that could occur if our restricted stock units were to be converted into common shares. Restricted stock units with performance conditions are only included in the diluted earnings per share calculation to the extent that performance conditions have been met at the measurement date. We compute diluted earnings per share by adjusting the basic weighted average number of common shares by the dilutive effect of the restricted stock units, determined using the treasury stock method.
For the three months ended October 2, 2016, all restricted stock units outstanding were excluded from the computation of diluted earnings per share because to do so would have been antidilutive as a result of the net loss in the third quarter of 2016. Weighted average outstanding restricted stock units totaling 11,489 and 3,214 shares for the nine months ended October 2, 2016 and September 27, 2015, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
The computation of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Basic and diluted net income per share:
Net income (loss)	$(4,531)	$7,945	$14,280	$29,695
Less: income allocated to participating securities	—	(81)	(138)	(359)
Net income (loss) available to common stockholders	$(4,531)	$7,864	$14,142	$29,336
Weighted average common shares, basic	26,716,219	26,557,940	26,658,739	26,494,599
Restricted stock units	—	7,635	6,352	7,352
Weighted average common shares, diluted	26,716,219	26,565,575	26,665,091	26,501,951

Basic net income (loss) per common share	$(0.17)	$0.30	$0.53	$1.11
Diluted net income (loss) per common share	$(0.17)	$0.30	$0.53	$1.11

7. Commitments and Contingencies
Lease Assignments. Taco Cabana has assigned three leases to various parties on properties where it no longer operates restaurants with lease terms expiring on various dates through 2029. The assignees are responsible for making the payments required by the leases. The Company is a guarantor under one of the leases, and it remains secondarily liable as a surety with respect to two of the leases. The maximum potential liability for future rental payments that the Company could be required to make under these leases at October 2, 2016 was $1.7 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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
On November 24, 2015, Pollo Tropical received a legal demand letter alleging that assistant managers were misclassified as exempt from overtime wages under the Fair Labor Standards Act. On September 30, 2016, prior to any suit being filed, Pollo Tropical reached a settlement with seven named individuals and a proposed collective action class that will allow current and former assistant managers to receive notice and opt-in to the settlement. Pollo Tropical denies any liability or unlawful conduct. The Company has recorded a charge of $0.8 million to cover the estimated costs related to the settlement, including estimated payments to individuals that opt-in to the settlement, premium payments to named individuals, attorneys’ fees for the individuals' counsel, and related settlement administration costs. The charge does not include legal fees incurred by Pollo Tropical in defending

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

the action. The settlement, which is subject to approval by an arbitrator and a judicial body, will result in dismissal with prejudice for the named individuals and all individuals that opt-in to the settlement.
On September 29, 2014, Daisy, Inc., an automotive repair shop in Cape Coral, Florida, filed a putative class action suit against Pollo Tropical in the United States District Court for the Middle District of Florida. The suit alleged that Pollo Tropical engaged in unlawful activity in violation of the Telephone Consumer Protection Act, § 227 et seq. occurring in December 2010 and January 2011. During the first quarter of 2016, Pollo Tropical reached a settlement with the plaintiff that resulted in dismissal of the case and paid all settlement claims.
The Company is also a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.
8. Recent Accounting Pronouncements
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted and a retrospective approach is required. The Company is currently evaluating the impact, if any, on its financial statements.

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2016 contained 53 weeks. The three and nine months ended October 2, 2016 and September 27, 2015 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending January 1, 2017 will contain 52 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 years and 40 years, respectively, of operating history and loyal customer bases in their core markets. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean-inspired food, while our Taco Cabana restaurants offer a broad selection of hand-made, freshly prepared and authentic Mexican food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of October 2, 2016, our company-owned restaurants included 181 Pollo Tropical restaurants and 164 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of October 2, 2016, we had 28 franchised Pollo Tropical restaurants located in Puerto Rico, Trinidad & Tobago, the Bahamas, Venezuela, Panama and Guatemala, and six licensed locations on college campuses and at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of October 2, 2016, we had five franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Recent Events Affecting our Results of Operations
We have decided to suspend additional development of Pollo Tropical restaurants in Texas and to review our strategy for development in the state while we continue to build brand awareness, affinity and off premise consumption through several initiatives. Based on a restaurant portfolio examination as part of our strategic review process to enhance long-term shareholder value, we closed ten Pollo Tropical restaurants in the fourth quarter of 2016 including eight restaurants in Texas, one restaurant in Nashville, Tennessee and one restaurant in Atlanta, Georgia. We plan to convert up to three of the closed restaurants in Texas to Taco Cabana restaurants.
In addition to impairment charges associated with the closed restaurants, we also recognized impairment charges with respect to six additional Pollo Tropical restaurants and one Taco Cabana restaurant that we continue to operate. Impairment charges for the three and nine months ended October 2, 2016 were $18.5 million. We will recognize lease and other charges related to the closed restaurants, which we anticipate will be between $2 million and $4 million, in the fourth quarter of 2016 when the restaurants were closed. The closed restaurants contributed approximately $4.8 million in operating losses to income from operations for the nine months ended October 2, 2016.
Additionally, taking into account the current challenging market conditions, we reevaluated the previously announced separation of Taco Cabana discussed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 and decided not to move forward with the separation transaction, concluding that continued brand ownership is in our shareholders’ best interest.
Executive Summary - Consolidated Operating Performance for the Three Months Ended October 2, 2016
Our third quarter 2016 results and highlights include the following:

•
Net income (loss) decreased $12.5 million to $(4.5) million in the third quarter of 2016, or $(0.17) per diluted share, compared to net income of $7.9 million, or $0.30 per diluted share in the third quarter of 2015, primarily due to impairment charges related to sixteen Pollo Tropical locations, new restaurant performance, lower comparable restaurant sales and higher operating expenses.

•
Total revenues increased 5.9% in the third quarter of 2016 to $182.3 million compared to $172.1 million in the third quarter of 2015, driven primarily by an increase in the number of company-owned restaurants, partially offset by a decrease in comparable restaurant sales. Comparable restaurant sales decreased 4.1% for our Taco Cabana restaurants resulting primarily from a decrease in comparable guest traffic of 3.5% and a decrease in average check of 0.6%. Comparable restaurant sales decreased 1.0% for our Pollo Tropical restaurants resulting primarily from a decrease in comparable guest traffic of 2.5% partially offset by an increase in average check of 1.5%.

•
During the third quarter of 2016, we opened nine company-owned Pollo Tropical restaurants. During the third quarter of 2015, we opened 14 company-owned Pollo Tropical restaurants and one Taco Cabana restaurant and permanently closed one company-owned Pollo Tropical restaurant and one company-owned Taco Cabana restaurant.

•
Adjusted EBITDA decreased $0.3 million in the third quarter of 2016 to $21.7 million compared to $22.0 million in the third quarter of 2015. Revenue growth in the third quarter of 2016 was offset by lower profitability as a result of new restaurant performance, lower comparable restaurant sales, higher operating expenses and the write-off of site costs related to locations that we decided not to develop. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation from net income to Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

January 3, 2016	155	35	190	162	6	168
New	6	1	7	—	—	—
Closed	—		—	—	—	—
April 3, 2016	161	36	197	162	6	168
New	11	2	13	2	1	3
Closed	—	(1)	(1)	—	—	—
July 3, 2016	172	37	209	164	7	171
New	9	—	9	—	—	—
Closed	—	(3)	(3)	—	—	—
October 2, 2016	181	34	215	164	7	171

December 28, 2014	124	37	161	167	7	174
New	6	—	6	—	—	—
Closed	—	—	—	(3)	—	(3)
March 29, 2015	130	37	167	164	7	171
New	6	—	6	1	—	1
Closed	—	(2)	(2)	(2)	(1)	(3)
June 28, 2015	136	35	171	163	6	169
New	14	—	14	1	—	1
Closed	(1)	—	(1)	(1)	—	(1)
September 27, 2015	149	35	184	163	6	169

Three Months Ended October 2, 2016 Compared to Three Months Ended September 27, 2015
The following table sets forth, for the three months ended October 2, 2016 and September 27, 2015, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					56.9%	53.3%
Taco Cabana					43.1%	46.7%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	31.5%	34.0%	28.3%	30.4%	30.1%	32.3%
Restaurant wages and related expenses	23.6%	22.9%	29.6%	29.0%	26.2%	25.8%
Restaurant rent expense	4.9%	4.5%	5.7%	5.3%	5.2%	4.9%
Other restaurant operating expenses	13.9%	12.8%	14.5%	13.5%	14.2%	13.1%
Advertising expense	4.9%	2.7%	3.2%	3.0%	4.1%	2.8%
Pre-opening costs	1.4%	1.7%	0.1%	0.1%	0.8%	1.0%
Consolidated Revenues. Revenues include restaurant sales and franchise royalty revenues and fees. Restaurant sales consists of food and beverage sales, net of discounts, at our company-owned restaurants. Franchise royalty revenues and fees represent ongoing royalty payments that are determined based on a percentage of franchisee sales, franchise fees associated with new restaurant openings, and development fees associated with the opening of new franchised restaurants in a given market. Restaurant sales are influenced by new restaurant openings, closures of restaurants and changes in comparable restaurant sales.
Total revenues increased 5.9% to $182.3 million in the third quarter of 2016 from $172.1 million in the third quarter of 2015. Restaurant sales increased 5.9% to $181.6 million in the third quarter of 2016 from $171.5 million in the third quarter of 2015.
The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana for the third quarter of 2016 compared to the third quarter of 2015 (in millions).

Pollo Tropical:
Decrease in comparable restaurant sales	$(0.8)
Incremental sales related to new restaurants, net of closed restaurants	12.7
Total increase	$11.9

Taco Cabana:
Decrease in comparable restaurant sales	$(3.2)
Incremental sales related to new restaurants, net of closed restaurants	1.4
Total decrease	$(1.8)
Comparable restaurant sales for Pollo Tropical restaurants decreased 1.0% in the third quarter of 2016. Comparable restaurant sales for Taco Cabana restaurants decreased 4.1% in the third quarter of 2016. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in guest traffic and in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, a decrease in guest traffic of 2.5% was partially offset by menu price increases that drove an increase in restaurant sales of 1.9% in the third quarter of 2016 as compared to the third quarter of 2015. For Taco Cabana, a decrease in guest traffic of 3.5% was partially offset by menu price increases that drove an increase in restaurant sales of 1.3% in the third quarter of 2016 as compared to the third quarter of 2015. As a result of new restaurant openings, expected sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 1.0% in the third quarter of 2016. Comparable restaurant sales for both brands continue to be negatively impacted by the general industrywide slowdown in restaurant sales.

Restaurants in newer markets that have not reached media efficiency generally have lower sales than restaurants in mature, media-efficient markets. As a result, Pollo Tropical revenues are growing at a slower rate than the average number of restaurants.
Franchise revenues remained relatively stable and increased by less than $0.1 million to $0.7 million in the third quarter of 2016 from $0.6 million in the third quarter of 2015.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the third quarter of 2016 compared to the third quarter of 2015. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Lower commodity costs	(1.2)%
Sales mix	(0.8)%
Menu price increases	(0.7)%
Operating inefficiencies	0.4%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(2.5)%

Restaurant wages and related expenses:
Higher labor costs and impact of lower sales volumes for comparable restaurants	0.5%
Higher labor costs and impact of lower sales volumes for new restaurants	0.9%
Higher workers compensation costs	0.3%
Lower incentive bonus costs	(0.4)%
Lower medical benefit costs	(0.7)%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.7%

Other operating expenses (1):
Higher repairs and maintenance costs	0.3%
Higher credit card expenses	0.2%
Higher real estate taxes generally related to new restaurants	0.4%
Other	0.2%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.1%

Advertising expense:
Increase in advertising	2.2%
Net increase in advertising expense as a percentage of restaurant sales	2.2%

Pre-opening costs:
Timing of restaurant openings	(0.3)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.3)%
(1) Includes the impact of lower sales at newer restaurants.

Taco Cabana:
Cost of sales:
Lower commodity costs	(2.1)%
Menu price increases	(0.4)%
Lower operating inefficiencies	(0.2)%
Higher promotions and discounts	0.5%
Sales mix	0.4%
Other	(0.3)%
Net decrease in cost of sales as a percentage of restaurant sales	(2.1)%

Restaurant wages and related expenses:
Impact of lower sales volumes and higher labor costs for comparable restaurants	1.5%
Impact of closing lower sales volume restaurants, net of new restaurants	(0.1)%
Lower workers compensation costs	(0.4)%
Lower incentive bonus costs	(0.3)%
Other	(0.1)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.6%

Other operating expenses:
Higher repairs and maintenance costs	0.2%
Higher insurance costs	0.4%
Other	0.4%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.0%

Advertising expense:
Increase in advertising	0.2%
Net increase in advertising expense as a percentage of restaurant sales	0.2%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.2% in the third quarter of 2016 from 4.9% in the third quarter of 2015 primarily as a result of new restaurants that generally have higher rent and lower sales, and the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $14.5 million in the third quarter of 2016 and $14.3 million in the third quarter of 2015, and as a percentage of total revenues, general and administrative expenses decreased to 8.0% in the third quarter of 2016 compared to 8.3% in the third quarter of 2015, due primarily to higher current year sales and lower incentive-based compensation costs. In addition, general and administrative expenses in the third quarter of 2016 included a $0.8 million charge for estimated costs related to a class action settlement plus legal fees and other costs incurred in defending the action and a $0.6 million write-off of site development costs related to locations that we decided not to develop. General and administrative expenses in the third quarter of 2015 included a charge for estimated costs related to a class action settlement plus legal fees and other costs incurred in defending the action totaling $0.9 million.
Adjusted EBITDA. Adjusted EBITDA, which is one of the measures of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal, supply chain, development, and other administrative functions. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation from net income to Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for Pollo Tropical was $12.1 million in the third quarter of 2016 and the third quarter of 2015 primarily as a result of an increase in revenues offset by lower profitability at new restaurants, the impact of lower comparable restaurant sales, higher operating expenses and the write-off of site costs related to locations that we decided not to develop. Adjusted EBITDA for Taco Cabana decreased to $9.6 million in the third quarter of 2016 from $9.9 million in the third quarter of 2015 primarily due to the impact of the decrease in revenues. Consolidated Adjusted EBITDA decreased to $21.7 million in the third quarter of 2016 from $22.0 million in the third quarter of 2015.
Depreciation and Amortization. Depreciation and amortization expense increased to $9.5 million in the third quarter of 2016 from $7.6 million in the third quarter of 2015 due primarily to increased depreciation related to new restaurant openings.
Impairment and Other Lease Charges. As discussed under Recent Events Affecting our Results of Operations, we have reviewed our restaurant portfolio and subsequently closed ten Pollo Tropical restaurants in the fourth quarter of 2016, three of which may be converted to Taco Cabana restaurants. In the third quarter of 2016, we recognized an $18.5 million impairment charge related to the closed restaurants and six other Pollo Tropical restaurants and one Taco Cabana restaurant that we continue to operate. We will recognize related lease and other charges related to the closed restaurants, which we anticipate will be between $2 million and $4 million, in the fourth quarter of 2016.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related trailing twelve month cash flows are below a certain threshold. After reviewing the specific cash flows and management’s plans related to the restaurants for which an impairment review was performed, we impaired 16 Pollo Tropical restaurants and one Taco Cabana restaurant, as discussed above. In addition, for seven other Pollo Tropical restaurants and two Taco Cabana restaurants with combined carrying values of $12.4 million and $1.6 million, respectively, the projected cash flows exceeded the restaurant's carrying value by a small margin. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material. Although we may review a restaurant for impairment before it has been open for twelve months, we generally review a restaurant for impairment after we have twelve months of cash flow and operating cost data. We have fourteen Pollo Tropical restaurants in markets outside of Florida that have been open less than twelve months and have not been reviewed for impairment. These restaurants will be reviewed for impairment in future periods when we have sufficient sales and cash flow history on which to base future projections.
Other Income. Other income of $0.2 million in the third quarter of 2015 primarily consisted of expected business interruption insurance proceeds for a Pollo Tropical location that was temporarily closed due to a fire.
Interest Expense. Interest expense was $0.5 million in the third quarter of 2016 and in the third quarter of 2015.
Provision for Income Taxes. The provision for income taxes was derived using an estimated effective annual income tax rate, excluding discrete items, of 36.3% for the third quarter of 2016 and 37.8% for the third quarter of 2015. The effective annual income tax rate decreased in the third quarter of 2016 compared to the third quarter of 2015 due primarily to the reinstatement of Work Opportunity Tax Credits.
Net Income. As a result of the foregoing, we had a net loss of $(4.5) million in the third quarter of 2016 compared to net income of $7.9 million in the third quarter of 2015.

Nine Months Ended October 2, 2016 Compared to Nine Months Ended September 27, 2015
The following table sets forth, for the nine months ended October 2, 2016 and September 27, 2015, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					56.5%	53.0%
Taco Cabana					43.5%	47.0%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	31.7%	33.5%	28.6%	29.9%	30.3%	31.8%
Restaurant wages and related expenses	23.4%	22.0%	29.1%	28.7%	25.9%	25.1%
Restaurant rent expense	4.8%	4.3%	5.5%	5.4%	5.1%	4.8%
Other restaurant operating expenses	13.4%	12.2%	13.5%	13.0%	13.4%	12.6%
Advertising expense	4.1%	2.5%	3.9%	3.7%	4.0%	3.1%
Pre-opening costs	1.4%	1.3%	0.1%	0.1%	0.9%	0.8%
Total revenues increased 6.4% to $540.5 million in the nine months ended October 2, 2016 from $507.9 million in the nine months ended September 27, 2015. Restaurant sales increased 6.4% to $538.4 million in the nine months ended October 2, 2016 from $505.8 million in the nine months ended September 27, 2015.
The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana for the nine months ended October 2, 2016 compared to the nine months ended September 27, 2015 (in millions):

Pollo Tropical:
Decrease in comparable restaurant sales	$(2.0)
Incremental sales related to new restaurants, net of closed restaurants	38.2
Total increase	$36.2

Taco Cabana:
Decrease in comparable restaurant sales	$(5.0)
Incremental sales related to new restaurants, net of closed restaurants	1.3
Total decrease	$(3.7)
Comparable restaurant sales for Pollo Tropical restaurants decreased 0.8% in the nine months ended October 2, 2016. Comparable restaurant sales for Taco Cabana restaurants decreased 2.1% in the nine months ended October 2, 2016. For Pollo Tropical, a decrease in guest traffic of 1.7% was partially offset by menu price increases that drove an increase in restaurant sales of 1.2% in the nine months ended October 2, 2016 as compared to the nine months ended September 27, 2015. For Taco Cabana, a decrease in guest traffic of 3.3% was partially offset by menu price increases that drove an increase in restaurant sales of 2.1% in the nine months ended October 2, 2016 as compared to the nine months ended September 27, 2015. As a result of new restaurant openings, expected sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 1.6% in the nine months ended October 2, 2016. Comparable restaurant sales for both brands continue to be negatively impacted by the general industrywide slowdown in restaurant sales.
Restaurants in newer markets that have not reached media efficiency generally have lower sales than restaurants in mature, media-efficient markets. As a result, Pollo Tropical revenues are growing at a slower rate than the average number of restaurants.
Franchise revenues were $2.1 million in the nine months ended October 2, 2016 and $2.1 million in nine months ended September 27, 2015.

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the nine months ended October 2, 2016 compared to the nine months ended September 27, 2015. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Lower commodity costs	(1.1)%
Sales mix	(1.0)%
Menu price increases	(0.4)%
Operating inefficiencies	0.6%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(1.8)%

Restaurant wages and related expenses:
Higher labor costs and impact of lower sales volumes for comparable restaurants	0.5%
Higher labor costs and impact of lower sales volumes for new restaurants(1)	0.9%
Higher workers compensation costs	0.2%
Lower incentive bonus costs	(0.2)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	1.4%

Other operating expenses(2):
Higher repairs and maintenance costs	0.5%
Higher real estate taxes generally related to new restaurants	0.4%
Other	0.3%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.2%

Advertising expense:
Increase in advertising	1.6%
Net increase in advertising expense as a percentage of restaurant sales	1.6%

Pre-opening costs:
Timing of restaurant openings	0.1%
Net increase in pre-opening costs as a percentage of restaurant sales	0.1%
(1) Includes additional restaurant managers in training that will be deployed to new restaurants as they open.
(2) Includes the impact of lower sales at newer restaurants.

Taco Cabana:
Cost of sales:
Lower commodity costs	(1.1)%
Menu price increases	(0.6)%
Menu board changes	0.3%
Operating inefficiencies	0.2%
Other	(0.1)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.3)%

Restaurant wages and related expenses:
Higher labor costs and impact of lower sales volumes for comparable restaurants	1.1%
Impact of closing lower sales volume restaurants, net of new restaurants	(0.2)%
Lower medical benefit costs	(0.3)%
Other	(0.2)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.4%

Other operating expenses:
Higher repairs and maintenance costs	0.3%
Higher insurance costs	0.2%
Lower utilities	(0.2)%
Other	0.2%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.5%

Advertising expense:
Increase in advertising	0.2%
Net increase in advertising expense as a percentage of restaurant sales	0.2%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.1% in the nine months ended October 2, 2016 from 4.8% in the nine months ended September 27, 2015 primarily as a result of new restaurants that generally have higher rent and lower sales, and the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses were $42.6 million in the nine months ended October 2, 2016 and $41.6 million the nine months ended September 27, 2015, and as a percentage of total revenues, general and administrative expenses decreased to 7.9% in the nine months ended October 2, 2016 compared to 8.2% in the nine months ended September 27, 2015 due primarily to higher current year sales and lower incentive-based compensation costs. In addition, general and administrative expenses in the nine months ended October 2, 2016 included $0.5 million in severance and relocation costs associated with transitioning our Pollo Tropical headquarters from Miami, Florida to Dallas, Texas, $0.8 million in advisory fees related to the previously proposed separation transaction discussed under Recent Events Affecting our Results of Operations, a $0.9 million charge for estimated costs related to a class action settlement plus legal fees and other costs incurred in defending the action partially offset by a $0.4 million reduction in prior year legal settlement costs and a $0.8 million write-off of site development costs related to locations that we decided not to develop. General and administrative expenses in the nine months ended September 27, 2015 included a charge for estimated costs related to a class action settlement plus legal fees and other costs incurred in defending the action totaling $1.1 million.
Adjusted EBITDA. Adjusted EBITDA, which is one of the measures of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal, supply chain, development, and other administrative functions. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation from net income to Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for Pollo Tropical decreased to $41.8 million in the nine months ended October 2, 2016 from $44.0 million in the nine months ended September 27, 2015 primarily as a result of lower profitability at new restaurants, the impact of lower comparable restaurant sales, higher operating expenses and the write-off of site costs related to locations that we decided not to develop. Adjusted EBITDA for Taco Cabana increased to $30.5 million in the nine months ended October 2, 2016 from $30.0 million in the nine months ended September 27, 2015 primarily due to a decrease in cost of sales as a percentage of sales driven by menu price increases and lower commodity costs partially offset by the impact of the decrease in revenues. Consolidated Adjusted EBITDA decreased to $71.5 million in the nine months ended October 2, 2016 from $74.0 million in the nine months ended September 27, 2015 primarily a result of the decrease in Pollo Tropical Adjusted EBITDA and $0.8 million in advisory fees related to the previously proposed separation transaction discussed under Recent Events Affecting our Results of Operations.
Depreciation and Amortization. Depreciation and amortization expense increased to $26.5 million in the nine months ended October 2, 2016 from $21.8 million in the nine months ended September 27, 2015 due primarily to increased depreciation related to new restaurant openings.
Impairment and Other Lease Charges. As discussed under Recent Events Affecting our Results of Operations, we have reviewed our restaurant portfolio and subsequently closed ten Pollo Tropical restaurants in the fourth quarter of 2016, three of which may be converted to Taco Cabana restaurants. In the third quarter of 2016, we recognized an $18.5 million impairment charge related to the closed restaurants and six other Pollo Tropical restaurants and one Taco Cabana restaurant that we continue to operate. We will recognize related lease and other charges related to the closed restaurants, which we anticipate will be between $2 million and $4 million, in the fourth quarter of 2016.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related trailing twelve month cash flows are below a certain threshold. After reviewing the specific cash flows and management’s plans related to the restaurants for which an impairment review was performed, we impaired 16 Pollo Tropical restaurants and one Taco Cabana restaurant, as discussed above. In addition, for seven other Pollo Tropical restaurants and two Taco Cabana restaurants with combined carrying values of $12.4 million and $1.6 million, respectively, the projected cash flows exceeded the restaurant's carrying value by a small margin. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material. Although we may review a restaurant for impairment before it has been open for twelve months, we generally review a restaurant for impairment after we have twelve months of cash flow and operating cost data. We have fourteen Pollo Tropical restaurants in markets outside of Florida that have been open less than twelve months and have not been reviewed for impairment. These restaurants will be reviewed for impairment in future periods when we have sufficient sales and cash flow history on which to base future projections.
Other Income. Other income of $0.2 million in the nine months ended October 2, 2016 primarily consisted of additional proceeds related to a location that closed in 2015 as a result of an eminent domain proceeding. Other income of $0.7 million in the nine months ended September 27, 2015 primarily consisted of a previously deferred gain from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding and expected business interruption insurance proceeds for a Pollo Tropical location that was temporarily closed due to a fire.
Interest Expense. Interest expense increased to $1.6 million in the nine months ended October 2, 2016 from $1.3 million in the nine months ended September 27, 2015.
Provision for Income Taxes. The provision for income taxes was derived using an estimated effective annual income tax rate, excluding discrete items, of 36.3% for the nine months ended October 2, 2016 and 37.8% for the nine months ended September 27, 2015. The effective annual income tax rate decreased in the nine months ended October 2, 2016 compared to the nine months ended September 27, 2015 due primarily to the reinstatement of Work Opportunity Tax Credits.
Net Income. As a result of the foregoing, we had net income of $14.3 million in the nine months ended October 2, 2016 compared to net income of $29.7 million in the nine months ended September 27, 2015.

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
Operating Activities. Net cash provided by operating activities in the first nine months of 2016 and 2015 was $66.4 million and $59.0 million, respectively. The increase in net cash provided by operating activities in the first nine months of 2016 was primarily driven by the timing of payments.
Investing Activities. Net cash used in investing activities in the first nine months of 2016 and 2015 was $61.8 million and $66.1 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Nine Months Ended October 2, 2016:
New restaurant development	$48,857	$3,971	$—	$52,828
Restaurant remodeling	956	—	—	956
Other restaurant capital expenditures(1)	1,508	3,117	—	4,625
Corporate and restaurant information systems	1,392	970	2,272	4,634
Total capital expenditures	$52,713	$8,058	$2,272	$63,043
Number of new restaurant openings	26	2		28
Nine Months Ended September 27, 2015:
New restaurant development	$51,175	$3,882	$—	$55,057
Restaurant remodeling	826	1,897	—	2,723
Other restaurant capital expenditures(1)	2,078	3,119	—	5,197
Corporate and restaurant information systems	1,025	607	1,610	3,242
Total capital expenditures	$55,104	$9,505	$1,610	$66,219
Number of new restaurant openings	26	2		28
(1) Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended October 2, 2016 and September 27, 2015, total restaurant repair and maintenance expenses were approximately $14.1 million and $11.4 million, respectively.
For 2016, we anticipate that total capital expenditures will range from $82.0 million to $85.0 million. Capital expenditures in 2016 are expected to include $65.0 million to $67.0 million for development of new restaurants and purchase of related real estate. For 2016 we anticipate opening a total of 31 new company-owned Pollo Tropical restaurants and four new company-owned Taco Cabana restaurants, of which 26 Pollo Tropical and two Taco Cabana restaurants have been opened through October 2, 2016. Our capital expenditures in 2016 are also expected to include expenditures of approximately $10.0 million to $11.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $7.0 million of other expenditures.
In 2017, the Company expects to open 12 to 13 new Company-owned Pollo Tropical restaurants in Florida and 8 to 10 new Company-owned Taco Cabana restaurants in Texas. Up to three of the new Company-owned Taco Cabana restaurant openings will be Pollo Tropical restaurants that were converted to Taco Cabana restaurants. Total capital expenditures in 2017 are expected to be $57.0 million to $68.0 million. Capital expenditures in 2017 are expected to include $35.0 million to $43.0 million for development of new restaurants and purchase of related real estate. Our capital expenditures in 2017 are also expected to include expenditures of approximately $14.0 million to $16.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $8.0 million to $9.0 million of other expenditures.
In the first nine months of 2016, investing activities also included $2.7 million for the purchase of a property for a sale-leaseback and a sale-leaseback transaction related to our restaurant properties, the net proceeds from which were $3.6 million.
Financing Activities. Net cash used in financing activities in the first nine months of 2016 was $4.9 million and included net revolving credit borrowing repayments under our senior credit facility of $5.1 million and excess tax benefits of $0.2 million. Net cash provided by financing activities in the first nine months of 2015 was $3.0 million and included net revolving credit borrowings under our senior credit facility of $1.5 million and the excess tax benefit from vesting of restricted shares of $1.5 million.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On October 2, 2016, there were $65.9 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio
(with a margin of 0.50% as of October 2, 2016), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at October 2, 2016).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.25% at October 2, 2016) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of October 2, 2016, we were in compliance with the covenants under our senior credit facility. After reserving $5.2 million for letters of credit issued under the senior credit facility, $78.9 million was available for borrowing under the senior credit facility at October 2, 2016.

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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements for the year ended January 3, 2016 included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the nine months ended October 2, 2016.
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

A reconciliation from consolidated net income (loss) to Adjusted EBITDA follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

Net income (loss)	$(4,531)	$7,945	$14,280	$29,695

Add:
Depreciation and amortization	9,513	7,596	26,474	21,844
Impairment and other lease charges	18,513	387	18,607	481
Interest expense	542	493	1,635	1,345
Provision for (benefit from) income taxes	(2,748)	4,571	8,065	18,073
Stock-based compensation expense	365	1,167	2,634	3,203
Other income	—	(165)	(238)	(679)

Adjusted EBITDA:
Pollo Tropical	$12,087	$12,120	$41,828	$43,993
Taco Cabana	9,641	9,874	30,451	29,969
Fiesta	(74)	—	(822)	—
Consolidated	$21,654	$21,994	$71,457	$73,962

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2016.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the third quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
On November 24, 2015, Pollo Tropical received a legal demand letter alleging that assistant managers were misclassified as exempt from overtime wages under the Fair Labor Standards Act. On September 30, 2016, prior to any suit being filed, Pollo Tropical reached a settlement with seven named individuals and a proposed collective action class that will allow current and former assistant managers to receive notice and opt-in to the settlement. Pollo Tropical denies any liability or unlawful conduct. The Company has recorded a charge of $0.8 million to cover the estimated costs related to the settlement, including estimated payments to individuals that opt-in to the settlement, premium payments to named individuals, attorneys’ fees for the individuals' counsel, and related settlement administration costs. The charge does not include legal fees incurred by Pollo Tropical in defending the action. The settlement, which is subject to approval by an arbitrator and a judicial body, will result in dismissal with prejudice for the named individuals and all individuals that opt-in to the settlement.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
On November 4, 2016, Fiesta Restaurant Group, Inc. (the "Company") entered into separate agreements with each of Danny K. Meisenheimer (the "Meisenheimer Agreement"), the Company's Interim Chief Executive Officer and President, Lynn Schweinfurth (the "Schweinfurth Agreement"), the Company's Senior Vice President and Chief Financial Officer, and Joseph A. Zirkman (the "Zirkman Agreement"), the Company's Senior Vice President, General Counsel and Secretary, providing for (i) certain retention bonus payments and (ii) certain severance payments upon a termination of employment with the Company.
The Meisenheimer Agreement provides that Mr. Meisenheimer is entitled to a retention bonus payment of (a) $175,000 (the "Meisenheimer 2016 Bonus") payable in February 2017; provided that if Mr. Meisenheimer (i) voluntary resigns as an employee of the Company other than for Good Reason (as defined in the Meisenheimer Agreement) or gives notice of such resignation any time during the twelve month period following the payment date of the Meisenheimer 2016 Bonus or (ii) if Mr. Meisenheimer voluntary resigns as an employee of the Company other than for Good Reason any time prior to December 31, 2017 and fails to provide at least six months prior written notice of such voluntary resignation, Mr. Meisenheimer shall repay the Meisenheimer 2016 Bonus to the Company, and (b) $175,000 less any amount related to short term incentive compensation received by Mr. Meisenheimer under the Company's Executive Bonus Plan (as defined in the Meisenheimer Agreement) (the "Meisenheimer 2017 Bonus") payable in February 2018, provided that Mr. Meisenheimer remains employed with the Company through the payment date of the Meisenheimer 2017 Bonus. The Meisenheimer Agreement also provides that upon a termination of Mr. Meisenheimer's employment by the Company without Cause (as defined in the Meisenheimer Agreement), termination of Mr. Meisenheimer's employment by Mr. Meisenheimer with Good Reason (other than in the case of a material diminution of Mr. Meisenheimer's authority, duties or responsibilities) and termination of Mr. Meisenheimer's employment by Mr. Meisenheimer for any reason during the period that is between six months and twelve months following the commencement date of employment of a new Chief Executive Officer of the Company, Mr. Meisenheimer is entitled to (i) an amount equal to two times Mr. Meisenheimer' s highest annual base salary in effect prior to the date Mr. Meisenheimer's employment is terminated and (ii) an amount equal to a pro rata portion of the aggregate bonus under the Company's Executive Bonus Plan for the year in which Mr. Meisenheimer's employment is terminated (plus earned and unpaid bonus amounts under the Company's Executive Bonus Plan for the year prior to the year in which Mr. Meisenheimer's employment is terminated). The Meisenheimer Agreement terminates on December 31, 2018 (the "Initial Term") and if renewed by the Company upon 90 days written notice prior to the expiration of the Initial Term, on December 31, 2019 unless terminated sooner in accordance with the terms of the Meisenheimer Agreement. A copy of the Meisenheimer Agreement is attached as Exhibit 10.1 hereto and incorporated by reference herein. Additionally, Mr. Meisenheimer's base salary has been increased from $288,400 to $330,000 effective October 1, 2016 (the date that Mr. Meisenheimer became interim Chief Executive Officer and President of the Company).
The Schweinfurth Agreement provides that Ms. Schweinfurth is entitled to a retention bonus payment of (a) $150,000 (the "Schweinfurth 2016 Bonus") payable in February 2017; provided that if Ms. Schweinfurth (i) voluntary resigns as an employee of the Company other than for Good Reason (as defined in the Schweinfurth Agreement) or gives notice of such resignation any time during the twelve month period following the payment date of the Schweinfurth 2016 Bonus or (ii) if Ms. Schweinfurth voluntary resigns as an employee of the Company other than for Good Reason any time prior to December 31, 2017 and fails to provide at least six months prior written notice of such voluntary resignation, Ms. Schweinfurth shall repay the Schweinfurth 2016 Bonus to the Company, and (b) $150,000 less any amount related to short term incentive compensation received by Ms. Schweinfurth under the Company's Executive Bonus Plan (as defined in the Schweinfurth Agreement) (the "Schweinfurth 2017 Bonus") payable in February 2018, provided that Ms. Schweinfurth remains employed with the Company through the payment date of the Schweinfurth 2017 Bonus. The Schweinfurth Agreement also modifies and supersedes the severance bonus arrangements contained in the letter agreement dated June 19, 2012 (the "Schweinfurth Letter Agreement") between the Company and Ms. Schweinfurth, and provides that upon a termination of Ms. Schweinfurth's employment by the Company without Cause (as defined in the Schweinfurth Agreement) or termination of Ms. Schweinfurth's employment by Ms. Schweinfurth with Good Reason, Ms. Schweinfurth is entitled to (i) an amount equal to one times Ms. Schweinfurt's highest annual base salary in effect prior to the date

Ms. Schweinfurth's employment is terminated and (ii) an amount equal to a pro rata portion of the aggregate bonus under the Company's Executive Bonus Plan for the year in which Ms. Schweinfurth's employment is terminated (plus any earned and unpaid bonus amounts under the Company's Executive Bonus Plan for the year prior to the year in which Ms. Schweinfurth's employment is terminated). The Schweinfurth Agreement terminates (other than the severance bonus provisions which shall survive any such termination, consistent with the terms of the Schweinfurth Letter Agreement) on December 31, 2018 and if renewed by the Company upon 90 days written notice prior to the expiration of the Initial Term, on December 31, 2019, unless terminated sooner in accordance with the terms of the Schweinfurth Agreement. A copy of the Schweinfurth Agreement is attached as Exhibit 10.2 hereto and incorporated by reference herein.
The Zirkman Agreement provides that Mr. Zirkman is entitled to a retention bonus payment of (a) $100,000 (the "Zirkman 2016 Bonus") payable in February 2017; provided that if Mr. Zirkman (i) voluntary resigns as an employee of the Company other than for Good Reason (as defined in the Zirkman Agreement) or gives notice of such resignation any time during the twelve month period following the payment date of the Zirkman 2016 Bonus or (ii) if Mr. Zirkman voluntary resigns as an employee of the Company other than for Good Reason any time prior to December 31, 2017 and fails to provide at least six months prior written notice of such voluntary resignation, Mr. Zirkman shall repay the Zirkman 2016 Bonus to the Company, and (b) $100,000 less any amount related to short term incentive compensation received by Mr. Zirkman under the Company's Executive Bonus Plan (as defined in the Zirkman Agreement) (the "Zirkman 2017 Bonus") payable in February 2018, provided that Mr. Zirkman remains employed with the Company through the payment date of the Zirkman 2017 Bonus. The Zirkman Agreement also provides that upon a termination of Mr. Zirkman's employment by the Company without Cause (as defined in the Zirkman Agreement) or termination of Mr. Zirkman's employment by Mr. Zirkman with Good Reason, Mr. Zirkman is entitled to (i) an amount equal to one times Mr. Zirkman 's highest annual base salary in effect prior to the date Mr. Zirkman's employment is terminated and (ii) an amount equal to a pro rata portion of the aggregate bonus under the Company's Executive Bonus Plan for the year in which Mr. Zirkman's employment is terminated (plus any earned and unpaid bonus amounts under the Company's Executive Bonus Plan for the year prior to the year in which Mr. Zirkman's employment is terminated). The Zirkman Agreement terminates on December 31, 2018 and if renewed by the Company upon 90 days written notice prior to the expiration of the Initial Term, on December 31, 2019, unless terminated sooner in accordance with the terms of the Zirkman Agreement. A copy of the Zirkman Agreement is attached as Exhibit 10.3 hereto and incorporated by reference herein.

Item 6.    Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.

10.1	Agreement dated as of November 4, 2016 between Fiesta Restaurant Group, Inc. and Danny K. Meisenheimer.+

10.2	Agreement dated as of November 4, 2016 between Fiesta Restaurant Group, Inc. and Lynn Schweinfurth.+

10.3	Agreement dated as of November 4, 2016 between Fiesta Restaurant Group, Inc. and Joseph A. Zirkman.+

10.4	Agreement dated as of September 27, 2016 between Fiesta Restaurant Group, Inc. and Timothy P. Taft.+

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: November 7, 2016	/S/ DANNY K. MEISENHEIMER
(Signature)
Danny K. Meisenheimer Interim Chief Executive Officer

Date: November 7, 2016	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Senior Vice President, Chief Financial Officer and Treasurer

Date: November 7, 2016	/S/ CHERI L. KINDER
(Signature)
Cheri L. Kinder Vice President, Corporate Controller