Form 10-K
period 2017-01-01
Fiesta Restaurant Group, Inc.
filed 2017-02-27
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35373
FIESTA RESTAURANT GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	90-0712224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14800 Landmark Boulevard, Suite 500 Dallas, TX	75254
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (972) 702-9300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name on each exchange on which registered:
Common Stock, par value $.01 per share	The NASDAQ Global Select Market
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 23, 2017, Fiesta Restaurant Group, Inc. had 26,884,992 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of July 3, 2016 of Fiesta Restaurant Group, Inc. was $582,150,821.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Fiesta Restaurant Group, Inc.'s 2017 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Fiesta Restaurant Group, Inc.'s fiscal year ended January 1, 2017 are incorporated by reference into Part III of this annual report.

FIESTA RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED JANUARY 1, 2017

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
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 30, 2012, December 29, 2013, December 28, 2014 and January 1, 2017 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks. The next year to contain 53 weeks is expected to be the fiscal year ending January 3, 2021.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic, Inc. (“Technomic”) report titled “2016 Technomic Top 500 Chain Restaurant Report.” The information, forecasts and statistics we have used from Technomic may reflect rounding adjustments.
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
All of such non-GAAP financial measures have important limitations as analytical tools. These limitations include the following:

•	such financial information does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	such financial information does not reflect interest expense or the cash used to repay outstanding borrowings under our senior credit facility;

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

See Item 6—"Selected Financial Data” for a quantitative reconciliation from net income, which we believe is the most directly comparable GAAP financial performance measure to Restaurant-Level Adjusted EBITDA and Adjusted EBITDA.
Forward-Looking Statements
This 2016 Annual Report on Form 10-K contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward-looking statements" are any statements that are not based on historical information. Statements other than statements of historical facts included herein, including, without limitation, statements regarding our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are "forward-looking statements." Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or "cautionary statements," include, but are not limited to:

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

ITEM 1. BUSINESS
Overview
Our Company
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of freshly prepared Mexican inspired food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. Our brands are positioned within the value-oriented fast-casual restaurant segment and nearly all of our restaurants offer the convenience of drive-thru windows.
For the fiscal year ended January 1, 2017, the average annual sales per restaurant was approximately $2.4 million for our company-owned Pollo Tropical restaurants and approximately $1.9 million for our company-owned Taco Cabana restaurants, which we believe are among the highest in the fast-casual and quick-service segments based on industry data from Technomic. As of January 1, 2017, we owned and operated 177 Pollo Tropical restaurants in the southeast and south central United States, and 166 Taco Cabana restaurants primarily located in Texas, for a total of 343 restaurants across five states. We franchise our Pollo Tropical restaurants primarily in international markets, and as of January 1, 2017, we had 29 franchised Pollo Tropical restaurants outside the United States. In addition, as of January 1, 2017, we had five domestic non-traditional licensed locations on college campuses and one location in a hospital in Florida. As of January 1, 2017, we had five Taco Cabana franchised restaurants in New Mexico and two non-traditional Taco Cabana licensed domestic locations on college campuses in Texas. For the fiscal year ended January 1, 2017, we generated consolidated revenues of $711.8 million, and comparable restaurant sales decreased 1.6% for Pollo Tropical and 2.5% for Taco Cabana.
On September 30, 2016, Timothy P. Taft, Chief Executive Officer, President and a member of the Company's Board of Directors, retired as the Company's Chief Executive Officer and President, and resigned as a member of the Company's Board of Directors. Danny Meisenheimer, Chief Operating Officer, Pollo Tropical, was appointed interim Chief Executive Officer and President effective September 30, 2016.
On February 27, 2017, the Company announced that Richard C. Stockinger has been appointed Chief Executive Officer and
President of the Company, effective February 28, 2017. Also, the Company announced that Danny Meisenheimer, the Interim Chief Executive Officer and President of the Company and Chief Operating Officer, Pollo Tropical through February 27, 2017 was appointed Chief Operating Officer and Senior Vice President of the Company effective February 28, 2017.
In 2016, we decided to suspend additional development of Pollo Tropical restaurants outside of Florida and to review our development strategy while we continue to build brand awareness, affinity and off premise consumption through several initiatives. Based on a restaurant portfolio examination, we closed ten Pollo Tropical restaurants in the fourth quarter of 2016 including eight restaurants in Texas, one restaurant in Nashville, Tennessee and one restaurant in Atlanta, Georgia. We plan to convert up to three of the closed restaurants in Texas to Taco Cabana restaurants in 2017.
In 2016, we recognized impairment charges with respect to ten closed restaurants and seven additional Pollo Tropical restaurants and seven Taco Cabana restaurants that we continue to operate. Impairment and other lease charges for the twelve months ended January 1, 2017 were $25.6 million and included impairment charges of $22.7 million and lease and other charges related to closed restaurants of $2.9 million. The ten closed restaurants contributed approximately $5.3 million in operating losses to income from operations for the twelve months ended January 1, 2017.
The restaurant industry experienced a continued general slowdown in 2016, that further declined in the fourth quarter. We believe the challenging market and industry conditions and, in the case of Pollo Tropical, sales cannibalization from new restaurants on existing restaurants contributed to a decline in comparable restaurant transactions and sales in 2016.
In the latter part of 2016 we reevaluated the previously announced separation of Taco Cabana and decided not to move forward with the separation transaction, concluding that continued ownership of the Taco Cabana brand was in our stockholders’ best interest.
Our Brands. Our restaurants operate in the fast-casual restaurant segment, combining the convenience and value of quick-service restaurants in an appealing atmosphere with the menu variety, use of fresh ingredients, food quality and decor more typical of casual dining restaurants with limited table service and competitive pricing.
Pollo Tropical. Our Pollo Tropical restaurants offer Caribbean inspired menu items, featuring our bone-in chicken marinated in a proprietary blend of tropical fruit juices and spices and grilled over an open flame. Our menu also includes a line of TropiChops® (a create your own casserole bowl of grilled chicken breast, roast pork or grilled vegetables, or in some markets beef, served over white, brown or yellow rice and red or black beans and vegetables), a variety of sandwiches, wraps and salads offered with an array of Caribbean style made-from-scratch side dishes, including black beans and rice, fried yuca and sweet plantains, as well as more traditional menu items such as waffle fries, Caesar salad and corn. We also offer a self-service "Saucing Island" which includes a wide selection of made-from-scratch salsas, sauces, jalapeños, cilantro, onions and other items which allows our guests to further customize their orders. Our restaurants offer Caribbean dessert favorites, such as guava cheesecake and tres leche cake. Our beverage offerings include fountain soft drinks and other bottled drinks. Most menu items are prepared daily in each of our restaurants, which feature open display cooking on large, open-flame grills. We offer both individual and family meal-sized portions which enable us to provide a home meal replacement for our guests. We also offer catering for parties and corporate events.
Our Pollo Tropical restaurants feature dining areas designed to create an inviting, festive and tropical atmosphere. We also provide our guests the option of take-out, including the ability to order on-line in advance, and nearly all of our restaurants provide the convenience of drive-thru windows. In some locations, delivery is available. Our Pollo Tropical restaurants are generally open for lunch, dinner and late night seven days a week. As of January 1, 2017, substantially all of our company-owned Pollo Tropical restaurants were freestanding buildings. Our typical freestanding Pollo Tropical restaurant ranges from 2,800 to 3,700 square feet and provides interior seating for approximately 70 to 90 guests. For the year ended January 1, 2017, the average sales transaction at our company-owned Pollo Tropical restaurants was $10.94, with dinner representing the largest day-part at 52.9%. For the year ended January 1, 2017, our Pollo Tropical brand generated total revenues of $401.8 million and Adjusted EBITDA of $55.5 million, including pre-opening costs of $4.8 million (which include costs incurred prior to opening a new restaurant, including restaurant employee wages and related expenses, travel expenditures, recruiting, training, promotional costs associated with the restaurant opening and rent, including any non-cash rent expense recognized during the construction period).
Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. As of January 1, 2017, we owned and operated a total of 177 Pollo Tropical restaurants, of which 128 were located in Florida, 30 were located in Texas, 16 were located in Georgia and three were located in Tennessee. In 2014, we introduced a new building design that we believe better differentiates our Pollo Tropical brand with a bolder, more Caribbean inspired look while continuing to utilize the elevated, limited table service and menu format that has been in place in certain locations outside of our core South Florida markets since 2009. We believe the new design will more effectively position the brand for a broader target audience and growth. In addition, in 2015 we began a reimaging program to conform select existing Pollo Tropical restaurants to the new building design. As of January 1, 2017, we had reimaged 30 Pollo Tropical restaurants located in the Orlando, Nashville, South Florida and Atlanta markets.
We are franchising our Pollo Tropical restaurants primarily internationally, and as of January 1, 2017, we had 29 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Trinidad & Tobago, Guatemala, the Bahamas, Venezuela, and Guyana, and five non-traditional licensed locations on college campuses and one located in a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
Taco Cabana. Our Taco Cabana restaurants serve fresh, Mexican-inspired food, including flame-grilled steak and chicken fajitas served on sizzling iron skillets, quesadillas, hand-rolled flautas, enchiladas, burritos, tacos, fresh-made flour tortillas, customizable salads served in our Cabana Bowl®, and our popular breakfast tacos. We also offer a self-service salsa bar which includes a wide selection of made-from-scratch salsas, sauces, sliced jalapeños, chopped cilantro, chopped onions and other items which allow our guests to further customize their orders. Our beverage offerings include fountain soft drinks, our signature frozen margaritas and beer as well as bottled Mexican Coke and Fanta Orange soda made with real cane sugar. Most menu items are freshly-prepared at each restaurant daily.
Taco Cabana restaurants feature open display cooking that enables guests to observe fajitas cooking on an open grill, a tortilla machine pressing and grilling fresh flour tortillas and the fresh preparation of other menu items. Our Taco Cabana restaurants feature interior dining areas as well as semi-enclosed and outdoor patio areas, which provide a vibrant, contemporary decor and relaxing atmosphere. Additionally, we provide our guests the option of take-out, including the ability to order on-line in advance, as well as the convenience of drive-thru windows and catering. In some locations, delivery is available. Our typical freestanding Taco Cabana restaurants average approximately 3,500 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 guests, with additional outside patio seating for approximately 50 guests. As of January 1, 2017, substantially all of our company-owned Taco Cabana restaurants were freestanding buildings.
Taco Cabana pioneered the Mexican patio cafe concept with its first restaurant in San Antonio, Texas in 1978. As of January 1, 2017, we owned and operated 166 Taco Cabana restaurants, of which 165 were located in Texas and one was located in Oklahoma. As of January 1, 2017, we also had five Taco Cabana franchised restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations located on college campuses in Texas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating guest traffic and restaurant sales balanced across multiple day-parts. For the year ended January 1, 2017, dinner sales represented the largest day-part at 24.9% and the average sales transaction at our company-owned Taco Cabana restaurants was $9.27. For the year ended January 1, 2017, our Taco Cabana brand generated total revenues of $310.0 million and Adjusted EBITDA of $38.1 million, including pre-opening costs of $0.7 million.
Our Competitive Strengths
We believe the success of our Pollo Tropical and Taco Cabana brands is a result of the following key attributes:
Well Positioned in the Fast Growing Fast-Casual Segment. As of January 1, 2017, we owned, operated and franchised 385 fast-casual restaurants under our Pollo Tropical and Taco Cabana brands which have almost 30 and 40 years, respectively, of operating history. According to Technomic, the fast-casual segment had sales growth of 11.5% in 2015 over 2014 for fast-casual chains in the Technomic Top 500 restaurant chains as compared to 5.0% growth for the overall Top 500 restaurant chains. In addition, at $2.4 million and $1.9 million, respectively, we believe Pollo Tropical and Taco Cabana have compelling average annual sales per restaurant within the fast-casual segment. However, average annual sales per restaurant for our Pollo Tropical restaurants will generally decrease as we open restaurants in newer markets, which have lower annual sales per restaurant than our mature markets. We believe our brands are well positioned to continue to benefit from the growing consumer demand for fast-casual restaurants because of our high quality, freshly-prepared food, value and differentiation of flavor profiles. In addition, we believe our brand elevation initiatives and reimaging programs have enhanced our Pollo Tropical and Taco Cabana restaurants in certain existing and new markets by providing our guests with an elevated fast-casual experience while better positioning our brands for successful and sustainable future growth.
Two Leading, Differentiated Brands Serving Fresh, High Quality Foods With Broad Appeal and a Compelling Value Proposition. Our Pollo Tropical and Taco Cabana brands are differentiated from other dining options and offer distinct flavor profiles and healthful menu choices at affordable prices that we believe have broad consumer appeal, provide guests with a compelling value proposition, attract a diverse customer base and drive guest frequency and loyalty. Pollo Tropical and Taco Cabana are committed to serving freshly-prepared food using quality ingredients that are made-to-order and customized for each guest. Both of our brands offer a wide range of menu offerings with regional taste profiles and home meal replacement options in generous portion sizes and at affordable price points which appeal to a broad customer base. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Pollo Tropical’s menu offers dishes inspired from various regions throughout the Caribbean, including our featured bone-in chicken marinated in a proprietary blend of tropical fruit juices and spices and grilled over an open flame. Taco Cabana’s menu offers favorites such as sizzling fajitas served hot on an iron skillet and other Mexican inspired dishes. In order to provide variety to our guests and to address changes in consumer preferences, we frequently enhance our menu with seasonal offerings at our Pollo Tropical and Taco Cabana restaurants. We also selectively use promotions and limited time offers which are intended to reinforce our value proposition and to introduce new products. Additionally, our menus include a number of options to address consumers’ increasing focus on healthful eating, and we offer our guests drive-thru service at the majority of our restaurants in order to provide a fast, convenience option including home meal replacement and family meals.
Compelling Business Model and Strong Financial Results. We enjoy significant brand recognition due to high market penetration of company-owned restaurants in our core markets which provides operating, marketing and distribution efficiencies, convenience for our guests, and the ability to effectively manage and enhance brand awareness. As a result of this brand recognition and the three factors discussed above, we believe that our brands have enjoyed strong financial results in our core markets, which reinforces our compelling business model in those markets. Both of our brands enjoy segment-leading average annual sales volumes, as noted above, with compelling Restaurant-Level Adjusted EBITDA margins.
Growth Strategies
Since 2012, we have focused our strategy on growing both of our brands, although Pollo Tropical has been our primary growth vehicle. In 2016, we opened 36 new company-owned restaurants comprised of 32 Pollo Tropical restaurants and four Taco Cabana restaurants, and we closed 10 underperforming company-owned Pollo Tropical restaurants. For 2017, our new restaurant development will be more balanced across both brands and for 2017 we are planning to open 12 new company-owned Pollo Tropical restaurants in Florida and ten new company-owned Taco Cabana restaurants in Texas. In 2016, we decided to suspend additional development of Pollo Tropical restaurants outside of Florida while we continue to build brand awareness, affinity and off premise consumption through several initiatives. Based on a restaurant portfolio examination as part of our strategic review process to enhance long-term shareholder value, we closed ten Pollo Tropical restaurants in the fourth quarter of 2016 including eight restaurants in Texas, one restaurant in Nashville, Tennessee and one restaurant in Atlanta, Georgia. We plan to convert three of the closed restaurants in Texas to Taco Cabana restaurants in 2017.
Our strategies for growth primarily include:
Develop New Restaurants. We believe that we have opportunities to develop additional Pollo Tropical and Taco Cabana restaurants in Florida and Texas, respectively, as well as potential future expansion opportunities in other existing markets and into other regions of the United States that match our targeted demographic and site selection criteria. However, taking into account challenging market conditions and because company-owned restaurants in new markets that have not yet reached media efficiency have typically opened at lower sales volumes than restaurants opened in existing, media-efficient markets and have not achieved expected sales volumes at the pace we anticipated, we have suspended near-term new restaurant development of Pollo Tropical restaurants outside of Florida while we focus on implementing operational and transactional growth plans and drive improved performance in these markets.
In 2014, Pollo Tropical developed a new format that includes a new exterior design and a more upscale décor that we believe better differentiates our brand with a more Caribbean inspired look, while continuing to utilize the elevated, limited table service platform and format that has been in place in certain locations since 2009.
In 2016, we developed a new small Taco Cabana format with approximately 2,500 square feet intended for new smaller markets and existing markets in Texas. The new format offers the same menu and has the same look and feel as existing Taco Cabana restaurants, but has a smaller dining room and patio. The first two small format Taco Cabana restaurants are scheduled to open in 2017.
We target opening freestanding company-owned restaurants in order to provide drive-thru service which is an important convenience and sales component for our brands. We believe that the location of our restaurants is a critical component of each restaurant’s success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management team determines the acceptability of all new sites, based upon analyses prepared by our real estate, financial and operations professionals as well as a third party vendor that employs proprietary location research technology and performs site evaluations on our behalf. Historically, this process has typically resulted in entering into a long-term lease for the land followed by construction of the building or the conversion of an existing building using cash generated from our operations or with borrowings under our senior credit facility. Infrequently, we acquire land for which we may consider seeking to include the land and building in a sale and leaseback arrangement as a form of financing in order to reinvest the proceeds in additional restaurants.
The following table includes the recent historical initial interior cost (including equipment, seating, signage and other interior costs) of a typical new or converted freestanding restaurant, as well as the historical exterior cost (including building and site improvements) and land if acquired.

	Pollo Tropical	Taco Cabana
Interior costs and signage	$0.6 million to $0.9 million	$0.5 million to $0.6 million
Exterior costs	$0.7 million to $1.4 million	$1.2 million to $1.3 million
Land	$0.9 million to $1.4 million	N/A
The cost of securing real estate and building and equipping new restaurants can vary significantly and depends on a number of factors, including the local economic conditions, geographic considerations, size of the restaurant and the characteristics of a particular site. Accordingly, the cost of opening new restaurants in the future may differ substantially from the historical cost of restaurants previously opened. The new smaller format Taco Cabana and Pollo Tropical Express locations will likely have lower interior and exterior costs than our recent larger format locations.
Increase Comparable Restaurant Sales. We experienced a decline in comparable restaurant sales in 2016, which we believe was attributable to challenging market and industry conditions and, in the case of Pollo Tropical, sales cannibalization from new restaurants on existing restaurants. However, we experienced an increase in comparable restaurant sales at each brand in 2011 through 2015 and we intend to increase comparable restaurant sales by attracting new customers and increasing guest frequency through the following strategies:

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

•
Focus on effective advertising to highlight our everyday value proposition: Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, outdoor marketing including billboards, in-restaurant promotions, local store marketing, social media marketing and web-based and other strategies, including the use of radio and television advertising and limited-time offer menu item promotions. The type, mix and volume of advertising spend is heavily influenced by the number of restaurants in each market, so that in new markets we achieve certain restaurant penetration levels prior to launching more expensive and broad-based radio and television advertising. We plan to continue to refine our advertising and media strategies to continue to reinforce the key attributes of our brands which include high quality, freshly-prepared food, an enhanced guest experience, everyday value, convenience and new limited time menu offerings. We have experienced success emphasizing the attractive price points of our menu. We also provide guests with the opportunity to sign up for our respective eClubs to stay informed regarding product and promotional launches. In addition, we introduced a loyalty program at Pollo Tropical to further connect with our repeat guests, and we plan to pilot a loyalty program at Taco Cabana in 2017. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical’s advertising expenditures were 3.7% in 2016, 2.6% in 2015 and 2.5% in 2014. As a percentage of Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 3.9% in 2016, 3.8% in 2015 and 3.9% in 2014.

•
Grow our off premise sales: While both Pollo Tropical and Taco Cabana offer family meals and catering, we believe both brands have significant opportunities to grow their off premise sales. We redesigned the Pollo Tropical on-line catering order site in 2016 to improve the on-line catering order experience and expect to complete a redesign of the Taco Cabana on-line catering order site in 2017. In addition to launching a redesigned website with enhanced on-line ordering capabilities and a smart phone app, we are also offering delivery in certain markets and plan to increase our delivery capabilities in 2017.

•
Continue our brand elevation and reimage program: We believe that our elevated brand position continues to resonate with guests by enhancing the quality of the guest experience at our restaurants by aligning our image and service with our high quality food offerings. We continue to implement restaurant enhancement initiatives to elevate the dining experience at our Pollo Tropical and Taco Cabana restaurants in select markets. We believe these enhancements improve our brands’ positioning in the fast-casual segment while appealing to a broader demographic. Our restaurant enhancements create an updated, contemporary look that we believe is more relevant to today’s consumers and include changes to both the interior and exterior of our restaurants with the addition of new tables and chairs, upgraded salsa bars and the addition of photos and murals to create a more inviting feel and highlight our fresh ingredients. Our Pollo Tropical and Taco Cabana elevated formats also feature limited table service, Wi-Fi and new menu items, as well as hand-held menus and real plates and silverware in certain locations. Additionally, we plan to continue our restaurant reimaging efforts as we refresh and upgrade our entire system. As of January 1, 2017, we have reimaged 30 Pollo Tropical restaurants, and plan to continue to reimage additional Pollo Tropical restaurants, which we believe will further differentiate our Pollo Tropical brand with a more Caribbean inspired look, help us maintain a quality restaurant environment, and further drive incremental sales and profitability.

Improve Profitability and Optimize Our Infrastructure. We believe our Restaurant-Level Adjusted EBITDA margins, at 22.6% for Pollo Tropical and 18.8% for Taco Cabana, are competitive within the fast-casual segment. However, through new restaurant development, growing comparable restaurant sales and emerging market new Pollo Tropical restaurant sales, we believe we will grow our Restaurant-Level Adjusted EBITDA and related margins. We also believe that our large restaurant base, skilled management team, operating systems, technology initiatives and training and development programs support our strategy of enhancing operating efficiencies for our existing restaurants while concurrently growing our restaurant base. We continue to focus on maximizing cost efficiencies, including implementing profit enhancement initiatives focused on food and labor costs and leveraging our scale, as well as enhancing our supply chain expertise with the result of reduced costs and improved food quality, consistency and yield.
However, because our company-owned restaurants in new markets have lower sales than our company-owned restaurants in markets that have achieved media efficiency and require regional support structures in advance of new company-owned restaurant openings, our average annual sales per restaurant and Adjusted EBITDA margins, which include general and administrative costs, have been and could continue to be impacted by company-owned restaurants in newer markets. In 2017, we will implement a plan to improve sales and profitability in our new Pollo Tropical restaurants in new markets that includes retraining staff at all restaurants, operational investments in batch cooking, ensuring that each restaurant is adequately staffed to provide a great guest experience, improving brand awareness through promotions and advertising and adding new menu offerings.

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
are among the most important competitive factors in the fast-casual restaurant segment and that our two concepts effectively compete in that category. Pollo Tropical’s competitors include national and regional chicken-based concepts, as well as other concepts. Taco Cabana’s restaurants compete with Mexican concepts.
Restaurant Operating Data
Selected restaurant operating data for our two restaurant concepts is as follows:

	Year ended
	January 1, 2017	January 3, 2016	December 28, 2014
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands) (1)	$2,354	$2,585	$2,720
Average sales transaction	$10.94	$10.76	$10.26
Drive-through sales as a percentage of total sales	46.3%	45.7%	45.3%
Day-part sales percentages:
Lunch	47.1%	46.8%	46.5%
Dinner and late night	52.9%	53.2%	53.5%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands) (1)	$1,894	$1,920	$1,831
Average sales transaction	$9.27	$9.16	$8.75
Drive-through sales as a percentage of total sales	55.7%	54.7%	53.9%
Day-part sales percentages:
Breakfast	22.3%	20.8%	19.8%
Lunch	22.0%	22.4%	22.5%
Dinner	24.9%	25.4%	25.8%
Late night (9pm to midnight)	11.8%	12.1%	12.4%
Afternoon (2pm to 5pm)	12.6%	12.7%	12.5%
Overnight (midnight to 6am)	6.4%	6.6%	7.0%
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
Seasonality
Our business is marginally seasonal due to regional weather conditions, particularly in Florida and Texas.  Average restaurant sales are typically higher during the first and second quarters and typically lower in the third and fourth quarters.  In addition, we have outdoor seating at many of our restaurants and the effects of adverse weather may impact the use of these areas and may negatively impact our restaurant sales.
Operations
Management Structure
We conduct substantially all of our marketing and operations support functions from our Pollo Tropical division headquarters in Dallas, Texas and Miami, Florida, and our Taco Cabana division headquarters in San Antonio, Texas. The management structure for Pollo Tropical consists of our Chief Operating Officer, Danny Meisenheimer, who also serves as our Interim Chief Executive Officer and President and has over 25 years of experience in the restaurant industry, and two Vice Presidents of Operations supported by six Regional Directors, 25 District Managers and three Assistant District Managers. The management structure of Taco Cabana consists of our Interim Chief Operating Officer, Mark Phillips, who has over 37 years of restaurant industry experience, and who also serves as the Vice President of Operations and is supported by four Regional Directors, one Senior District Manager and 28 District Managers. The Taco Cabana Interim Chief Operating Officer reports to our Interim Chief Executive Officer and President, who are supported by a number of divisional and corporate executives with responsibility for operations, marketing, product development, purchasing, human resources, training, real estate and finance. For each of our brands, a district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants. Regional directors, district managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are supervised by a salaried restaurant or general manager and one to three salaried assistant managers and one to eight shift leaders.
Our executive management functions are primarily conducted from our corporate headquarters in Dallas, Texas. Our management team is led by Danny Meisenheimer, who serves as our Interim Chief Executive Officer and President. Lynn Schweinfurth serves as our Chief Financial Officer and Treasurer, Joseph A. Zirkman serves as our General Counsel and Secretary and Joseph W. Brink serves as our Chief Procurement Officer.
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
Our training process for new restaurant openings has been developed over the last five years as we expanded into new territory. Dedicated trainers, a new restaurant opening support team and a well-documented training and logistics process to assist us in ensuring consistent execution of the brand standards at openings. Menu authenticity and knowledge, passion for our food and a culture of caring are our strengths in our traditional markets. Our opening processes help to instill these in our teams in new markets.
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
We use an integrated digital ordering system that is integrated with our POS system at each restaurant. Individual, group or catering orders placed on our website or that of our third party delivery partners, mobile app or through our call center are transmitted electronically to the restaurants to provide a seamless ordering, payment and pickup or delivery experience for our guests.
We expect to continue to make substantial investments in technology that we believe will drive sales and transaction growth through improved customer engagement and off-premise service offerings, improve the effectiveness of labor and inventory management and business analytics, and improve efficiencies with our core enterprise systems.
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
For both our Pollo Tropical and Taco Cabana restaurants, we have long-term service agreements with our primary distributors of food and paper products. In 2014, we consolidated our food distribution with Performance Food Group, Inc., which is now our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 26, 2019. For our restaurants in the Southeast, Kelly Food Service is our primary chicken distributor under an agreement that expires on December 31, 2017. We also currently rely on six suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2017.
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
We are subject to the federal Fair Labor Standards Act and various other federal and state laws governing employment matters. While we pay, on average, rates that are above the federal minimum wage, and where applicable, state minimum wage, increases in those minimum wages have in the past increased wage rates at our restaurants and in the future will affect our labor costs. In addition, changes to the salary level used to determine exempt status that may become effective in 2017 could increase our labor costs. Also, certain provisions of the comprehensive federal health care reform law enacted in 2010 became effective in 2015. We believe that a combination of labor management, cost reduction initiatives, technology and menu price increases can materially offset the potential increased costs associated with these regulations for 2017.
Taco Cabana is subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each restaurant location that sells alcoholic beverages. Typically, licenses must be renewed every one to two years and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant’s records and procedures. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our Taco Cabana restaurants including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing. Our Taco Cabana restaurants are subject to state “dram-shop” laws. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated or minor patron. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot ensure that this insurance will be adequate to cover any claims that may be instituted against us. During 2016 certain of our Pollo Tropical restaurants served alcoholic beverages; however, we discontinued the sale of alcoholic beverages at Pollo Tropical restaurants in early 2017.
Employees
As of January 1, 2017, we employed approximately 12,080 persons, of which approximately 250 were corporate and administrative personnel, including personnel for our information technology help desk which was outsourced prior to 2016, and approximately 11,830 were restaurant operations and other supervisory personnel. None of our employees are covered by collective bargaining agreements. We believe that overall relations with our employees are good.
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
Risks Related to Our Business
Intense competition in the restaurant industry could make it more difficult to grow our business and could also have a negative impact on our operating results if guests favor our competitors or we are forced to change our pricing and other marketing strategies.
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
The fast-casual restaurant segment is highly competitive and can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices and utility costs;

•	consumer concerns about health, diet and nutrition;

•	instances of food-borne or localized illnesses or other food safety issues;

•	increases in the number of, and particular locations of, competing restaurants;

•	changes in discretionary consumer spending;

•	inflation;

•	availability of key commodities such as beef, chicken, eggs and produce;

•	increases in the cost of key commodities, such as beef, chicken, eggs and produce as well as the cost of paper goods and packaging;

•	increased labor costs, including escalating wages due to competition for employees, unemployment insurance, minimum wage and overtime requirements;

•	increases in the cost of providing healthcare and related benefits to employees, including the impact of the Affordable Care Act;

•	costs related to remaining competitive and current with regard to new technologies in our restaurants such as, loyalty programs, gift cards, on-line ordering and credit card security;

•	the availability of hourly-paid employees and experienced restaurant managers; and

•	regional weather conditions.

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
Our continued growth depends on our ability to develop additional Pollo Tropical and Taco Cabana restaurants. Development involves substantial risks, including the following:

•	developed restaurants that do not achieve desired revenue or cash flow levels or other operating and performance targets once opened;

•	the inability to recruit and retain managers and other employees necessary to staff each new restaurant;

•	incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion or a new restaurant is closed due to poor financial performance;

•	changes in general economic and business conditions;

•	the inability to fund development;

•	increasing development costs or development costs that exceed budgeted amounts;

•	delays in completion of construction;

•	the inability to obtain all necessary zoning and construction permits;

•	the inability to identify, or the unavailability of, suitable sites on acceptable leasing or purchase terms; and

•	changes in governmental rules and regulations or enforcement thereof.
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
We have encountered and may continue to encounter difficulties developing restaurants outside of our more mature markets, and there can be no assurance that we will be able to successfully grow our market presence beyond our more mature markets. We may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. It may be more challenging for us to attract guests to our restaurants in areas where there is a limited or a lack of market awareness of the Pollo Tropical or Taco Cabana brand. Restaurants opened in new markets where we have not reached media efficiency may open at lower sales volumes than restaurants opened in more mature markets, and may have lower restaurant-level operating margins than more mature markets. Sales at restaurants opened in new markets that are not yet media efficient have taken and may continue to take longer to reach average restaurant sales volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment and other lease charges. Opening new restaurants in areas in which potential guests may not be familiar with our restaurants may include costs related to the opening and marketing of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer guests than our more established restaurants in existing markets. We may also not open a sufficient number of restaurants in new markets to adequately leverage distribution, supervision and marketing costs. As a result of the foregoing, we cannot ensure that we will be able to successfully or profitably operate our new restaurants outside our existing markets.
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
Changes in consumer tastes and purchasing habits could negatively impact our business.
We obtain a significant portion of our revenues from the sale of foods that are characterized as Caribbean and Mexican and if consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. The fast-casual segment is characterized by the frequent introduction of new products, often accompanied by substantial promotional campaigns and are subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. The fast-casual segment is characterized by the frequent introductions of new products, often accompanied by substantial promotional campaigns and is subject to changing consumer preferences and tastes and demographic changes.  In addition, consumer dining and purchasing habits may shift due to competing alternatives and services including grab-and-go kiosks and home delivery of meals and groceries, and other factors affecting the restaurant industry. We may find it necessary to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose guests who do not prefer the new menu items. In recent years, numerous companies in the fast-casual segment have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories and low in fat content. If we do not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.
An increase in food costs could adversely affect our operating results.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the cost or availability of certain food products could affect our ability to offer a broad menu and maintain competitive prices and could materially adversely affect our profitability and reputation. The type, variety, quality and cost of produce, beef, poultry, cheese and other commodities can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, including higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we utilize purchasing contracts to lock in the prices for a material portion of the food commodities used in our restaurants, some of the commodities used in our operations cannot be locked in for periods of longer than one month. Currently, we have contracts of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry and beef. We do not use financial instruments to hedge our risk against market fluctuations in the price of commodities at this time. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.
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
We negotiate directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Food and supplies for both brands are ordered from approved suppliers and are shipped to the restaurants via distributors. Both brands are responsible for monitoring quality control, for the supervision of these suppliers and for conducting inspections to observe preparations and ensure the quality of products purchased. For both our Pollo Tropical and Taco Cabana restaurants, we have long-term service agreements with our primary distributors of food and paper products. In 2014, we consolidated our food distribution with Performance Food Group, Inc., which is now our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 26, 2019. For our restaurants in the Southeast, Kelly Food Service is our primary chicken distributor under an agreement that expires on December 31, 2017. We also currently rely on six suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2017. If our distributors or suppliers were unable to service us, this could lead to a material disruption of service or supply until a new distributor or supplier is engaged, which could have a material adverse effect on our business.
If labor costs increase, we may not be able to make a corresponding increase in our prices and our operating results may be adversely affected.
Wage rates for a substantial number of our employees are above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to other employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, including increases in state unemployment insurance costs, overtime costs or other costs including mandated health insurance, this could have a material adverse effect on our operating results. In addition, even if minimum wage rates do not increase, we may still be required to raise wage rates in order to compete for an adequate supply of labor for our restaurants.
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
As of January 1, 2017, excluding our franchised locations, all but 19 of our Pollo Tropical restaurants were located in Florida and Texas and all but one of our Taco Cabana restaurants were located in Texas. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida and Texas, the tourism industry affecting Florida and other unforeseen events may have a material impact on the success of our restaurants in those locations.
Many of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, and/or result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our Florida and certain of our Texas restaurants are susceptible to hurricanes, other severe tropical weather events and flooding, and in the past, a number of our Texas restaurants have been periodically affected by severe winter weather.
Economic downturns may adversely impact consumer spending patterns.
Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants. In particular, where our guests’ disposable income is reduced (such as by job losses, credit constraints and higher housing, tax, utility, gas, consumer credit or other costs) or where the perceived wealth of guests has decreased (because of circumstances such as lower residential real estate values, lower investment values, increased foreclosure rates, increased tax rates or other economic disruptions), our restaurants have in the past experienced, and may in the future experience, lower sales and guest traffic as guests choose lower-cost alternatives or choose alternatives to dining out. The resulting decrease in our guest traffic or average sales per transaction has had an adverse effect in the past, and could in the future have a material adverse effect, on our business.
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

•
employer/employee relationships, including minimum wage requirements, overtime, working and safety conditions, family leave mandates, immigration and citizenship or work authorization or related requirements;

•	federal and state laws that prohibit discrimination and laws regulating design and operation of, and access to, facilities, such as the Americans With Disabilities Act of 1990;

•	requirements relating to labeling of caloric and other nutritional information on menu boards, advertising and food packaging;

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages at our Taco Cabana restaurants;

•	zoning; and

•	federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.
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
Under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, changes that became effective in 2014, and the employer mandate and employer penalties that became effective in 2015, may increase our labor costs significantly. While changes in the law that became effective in 2015, including the imposition of a penalty on individuals who do not obtain health care coverage, have not resulted in significant numbers of additional employees electing to participate in our health care plans, there can be no assurance that this will not change in the future which may increase our health care costs. It is also possible that making changes or failing to make changes in the health care plans we offer will make us less attractive to our current or potential employees. The costs and other effects of these new health care requirements on future periods cannot be determined with certainty and could have a material adverse effect on our results of operations.
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

We also collect and maintain personal information about our employees and customers as part of some of our marketing and guest loyalty programs. The collection and use of such information is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding. We also rely increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If the security and information systems of our outsourced third party providers we use to store or process such information are compromised or if we or such third parties otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties, which could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected, which could impair our sales or ability to attract and keep qualified employees.
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
As of January 1, 2017, a total of 42 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees and the number of franchised restaurants may increase in the future. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.
Our indebtedness could adversely affect our financial condition.
As of January 1, 2017, we had $73.2 million of outstanding indebtedness comprised of $69.9 million of revolving credit borrowings under our senior credit facility, lease financing obligations of $1.7 million and capital lease obligations of $1.6 million.
As a result of our indebtedness, a portion of our operating cash flow will be required to make payments on our outstanding indebtedness. In addition, to the extent we significantly increase our borrowings and interest rates increase under our senior credit facility, we may not generate sufficient cash flow from operations to enable us to both repay our indebtedness and fund our other liquidity needs.
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
Our ability to renew our senior credit facility by December 11, 2018 at favorable rates and conditions may be impacted by adverse market conditions.
Our senior credit facility matures on December 11, 2018. Our ability to renew our senior credit facility at favorable rates and conditions is based on credit conditions and availability which may be impacted by adverse market conditions.
If one of our employees sells alcoholic beverages to an intoxicated patron, we may be liable to third parties for the acts of the patron.
We serve alcoholic beverages at our Taco Cabana restaurants and at some of our Pollo Tropical restaurant locations and are subject to the “dram-shop” statutes of the jurisdictions in which we serve alcoholic beverages. “Dram-shop” statutes generally provide that serving alcohol to an intoxicated patron is a violation of the law. (We discontinued the sale of alcoholic beverages at Pollo Tropical restaurants in early 2017.)
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
The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of our company as well as companies generally or restaurant companies;

•	actual or anticipated variations in the earnings or operating results of our company or our competitors;

•	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry;

•	market conditions or trends in our industry and the economy as a whole;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers.
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
Proxy contests threatened or commenced against us could be disruptive and costly, cause uncertainty about the strategic direction of our business and adversely affect our business, operating results and financial condition.
On January 26, 2017, JCP Investment Partnership, LLC, and other joint filers to a Schedule 13D filed with the SEC (collectively, “JCP”), notified us of their intention to nominate three persons for election as directors at our 2017 Annual Meeting of Stockholders. If JCP continues to pursue a proxy contest and related actions at our 2017 Annual Meeting of Stockholders to elect directors other than those recommended by our Board of Directors, or takes other actions that conflict with our strategic direction, such actions could have a material and adverse effect on us for the following reasons:

•
Responding to proxy contests and related actions by activist stockholders such as JCP can be costly and time-consuming, disrupt our operations, and divert the attention of our management and employees away from their regular duties and the pursuit of our business strategies, which could materially and adversely affect our business, operating results and financial condition.

•
Perceived uncertainties as to our future direction as a result of potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of our business, instability or lack of continuity. This may affect our relationship with current or potential suppliers, vendors, and other third parties, and make it more difficult to attract and retain management employees and executives which could adversely affect our business, operating results and financial condition.

•
Proxy contests and related actions by activist stockholders such as JCP could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 1, 2017, we owned or leased the following operating restaurant properties:

	Owned	Leased (1)	Total (2)
Restaurants:
Pollo Tropical	11	166	177
Taco Cabana	9	157	166
Total operating restaurants	20	323	343

(1)	Includes twelve restaurants located in in-line or storefront locations.

(2)
Excludes restaurants operated by our Pollo Tropical and Taco Cabana franchisees. In addition, as of January 1, 2017, we had six restaurants under development, six properties subleased to third parties and seven properties available for sublease.

As of January 1, 2017, we leased 94% of our Pollo Tropical restaurants and 95% of our Taco Cabana restaurants. We typically enter into leases (including renewal options) ranging from 35 to 45 years. The average remaining term for all leases, including options, was approximately 27 years as of January 1, 2017. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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

In addition to the restaurant locations, we lease approximately 21,000 square feet at 14800 Landmark Boulevard, Suite 500, Dallas, Texas and 18,700 square feet at 3220 Keller Springs Road, Suite 108, Carrollton, Texas which house our executive offices and certain of our administrative functions, including some of our administrative operations for our Pollo Tropical restaurants. We also lease approximately 10,400 square feet at 7255 Corporate Center Drive, Miami, Florida, which houses some of our administrative operations for our Pollo Tropical restaurants. In addition, we lease approximately 17,700 square feet of office space at 8918 Tesoro Drive, Suite 200, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants.
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
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Select Market under the symbol “FRGI”. The common stock has been quoted on The NASDAQ Global Select Market since May 8, 2012. On February 23, 2017, there were 26,884,992 shares of our common stock outstanding held by 542 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency. The closing price of our common stock on February 23, 2017 was $26.95.
The following table presents the range of high and low closing prices of our common stock for the periods indicated, as reported by The NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Year Ended January 1, 2017
First Quarter	$38.42	$31.38
Second Quarter	$35.70	$21.01
Third Quarter	$26.48	$21.93
Fourth Quarter	$30.50	$23.74

Year Ended January 3, 2016
First Quarter	$66.99	$55.32
Second Quarter	$62.32	$46.45
Third Quarter	$58.47	$46.35
Fourth Quarter	$45.71	$32.01
Dividends
We did not pay any cash dividends during 2016 or 2015. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain the majority of available funds to fund the development and growth of our business or to use for other corporate related purposes such as the repayment of revolving credit borrowings under our senior credit facility. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends and distributions to us from our subsidiaries. Our senior credit facility limits, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
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
The initial trading price of our common stock on May 8, 2012 was $11.10 and the closing price of our common stock on December 30, 2016, the last trading day before our fiscal year end date of January 1, 2017, was $29.85. The following graph is based upon the closing price of our common stock from May 8, 2012 through January 1, 2017.
Total Cumulative Shareholder Returns

	5/8/2012	06/30/2012	12/31/2012	06/30/2013	12/31/2013	06/30/2014	12/31/2014	6/30/2015	1/3/2016	6/30/2016	1/1/2017
Fiesta Restaurant Group, Inc.	$100.00	$115.04	$133.22	$298.75	$454.26	$403.57	$528.70	$434.78	$292.17	$189.65	$259.57
NASDAQ Composite	$100.00	$96.66	$99.81	$113.79	$141.87	$150.29	$161.78	$170.84	$171.75	$166.99	$185.66
S&P Small Cap 600 Restaurants	$100.00	$101.27	$111.87	$145.62	$168.52	$167.71	$185.65	$191.84	$170.87	$166.36	$183.14
The graph and table above provide the cumulative change of $100.00 invested on May 8, 2012, including reinvestment of dividends, if applicable, for the periods indicated.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the years ended January 1, 2017, January 3, 2016, December 28, 2014, December 29, 2013 and December 30, 2012. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of January 1, 2017, January 3, 2016 and December 28, 2014 and for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended January 1, 2017, December 28, 2014, December 29, 2013, and December 30, 2012 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks.

(Dollars in thousands, except share and per share data)	Year ended
	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
Statement of operations data:
Revenues:
Restaurant sales	$708,956	$684,584	$608,540	$548,980	$507,351
Franchise royalty revenues and fees	2,814	2,808	2,603	2,357	2,375
Total revenues	711,770	687,392	611,143	551,337	509,726
Costs and expenses:
Cost of sales	214,609	217,328	192,250	176,123	163,514
Restaurant wages and related expenses (including stock-based compensation expense of $142, $156, $71, $2 and $11, respectively)	185,305	174,222	155,140	143,392	136,265
Restaurant rent expense	37,493	33,103	29,645	26,849	21,595
Other restaurant operating expenses	96,457	87,285	78,921	69,021	63,813
Advertising expense	26,800	21,617	19,493	17,138	16,791
General and administrative (including stock-based compensation expense of $3,141, $4,137, $3,426, $2,296 and $2,025, respectively)	56,084	54,521	49,414	48,521	43,870
Depreciation and amortization	36,776	30,575	23,047	20,375	18,278
Pre-opening costs	5,511	4,567	4,061	2,767	1,673
Impairment and other lease charges	25,644	2,382	363	199	7,039
Other (income) expense, net(1)	(128)	(679)	(558)	(554)	(92)
Total operating expenses	684,551	624,921	551,776	503,831	472,746
Income from operations	27,219	62,471	59,367	47,506	36,980
Interest expense	2,171	1,889	2,228	18,043	24,424
Loss on extinguishment of debt(2)	—	—	—	16,411	—
Income before income taxes	25,048	60,582	57,139	13,052	12,556
Provision for income taxes	8,336	22,046	20,963	3,795	4,289
Net income	$16,712	$38,536	$36,176	$9,257	$8,267

Per share data:
Basic net income per share	$0.62	$1.44	$1.35	$0.39	$0.35
Diluted net income per share	$0.62	$1.44	$1.35	$0.39	$0.35
Weighted average shares outstanding:
Basic weighted average shares outstanding	26,682,227	26,515,029	26,293,714	23,271,431	22,890,018
Diluted weighted average shares outstanding	26,689,179	26,522,196	26,296,049	23,271,431	22,890,018
Other financial data:
Net cash provided from operating activities	$80,679	$81,352	$64,106	$36,176	$37,975
Net cash used for investing activities	(81,160)	(87,671)	(66,658)	(34,067)	(32,718)
Net cash (used for) provided from financing activities	(604)	6,513	(3,339)	(6,664)	(3,394)
Total capital expenditures	(82,365)	(87,570)	(74,079)	(47,025)	(40,996)

	Year ended
(Dollars in thousands)	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
Balance sheet data:
Total assets	$441,565	$415,645	$357,956	$318,785	$303,729
Working capital	(19,827)	(15,067)	(14,243)	(8,180)	(12,370)
Long-term debt:
8.875% Senior Secured Second Lien Notes(2)	$—	$—	$—	$—	$200,000
Revolving credit facility	69,900	71,000	66,000	71,000	—
Lease financing obligations	1,664	1,663	1,660	1,657	3,029
Capital leases	1,612	1,681	1,325	1,385	949
Total long-term debt	$73,176	$74,344	$68,985	$74,042	$203,978

Stockholders' equity	$264,175	$243,982	$199,587	$158,306	$10,504
Operating statistics:
Consolidated:
Restaurant-Level Adjusted EBITDA(3)	$148,434	$151,185	$133,162	$116,459	$105,384
Restaurant-Level Adjusted EBITDA margin(3)	20.9%	22.1%	21.9%	21.2%	20.8%
Adjusted EBITDA(3)	92,794	99,042	85,716	69,824	64,241
Adjusted EBITDA margin(3)	13.0%	14.4%	14.0%	12.7%	12.6%
Total company-owned restaurants (at end of period)	343	317	291	267	251
Pollo Tropical:
Company-owned restaurants (at end of period)	177	155	124	102	91
Average number of company-owned restaurants	169.8	138.5	112.3	96.7	89.6
Revenues:
Restaurant sales	$399,736	$364,544	$305,404	$257,837	$227,428
Franchise royalty revenues and fees	2,062	2,197	2,072	1,865	1,915
Total revenues	401,798	366,741	307,476	259,702	229,343
Average annual sales per company-owned restaurant(4)	2,354	2,585	2,720	2,666	2,538
Restaurant-Level Adjusted EBITDA(3)	90,294	90,374	78,960	67,785	58,184
Restaurant-Level Adjusted EBITDA margin(3)	22.6%	24.8%	25.9%	26.3%	25.6%
Adjusted EBITDA(3)	55,535	59,335	52,721	43,738	38,592
Adjusted EBITDA margin(3)	13.8%	16.2%	17.1%	16.8%	16.8%
Change in comparable company-owned restaurant sales(5)	(1.6)%	3.8%	6.6%	5.9%	8.1%

	Year ended
(Dollars in thousands)	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
Taco Cabana:
Company-owned restaurants (at end of period)	166	162	167	165	160
Average number of company-owned restaurants	163.3	163.9	165.6	163.3	158.3
Revenues:
Restaurant sales	$309,220	$320,040	$303,136	$291,143	$279,923
Franchise royalty revenues and fees	752	611	531	492	460
Total revenues	309,972	320,651	303,667	291,635	280,383
Average annual sales per company-owned restaurant(5)	1,894	1,920	1,831	1,783	1,768
Restaurant-Level Adjusted EBITDA(3)	58,140	60,811	54,202	48,674	47,200
Restaurant-Level Adjusted EBITDA margin(3)	18.8%	19.0%	17.9%	16.7%	16.9%
Adjusted EBITDA(3)	38,081	39,707	32,995	26,086	25,649
Adjusted EBITDA margin(3)	12.3%	12.4%	10.9%	8.9%	9.1%
Change in comparable company-owned restaurant sales(5)	(2.5)%	4.4%	3.3%	0.5%	4.7%

(1)
Other (income) expense, net for the year ended January 1, 2017, includes additional proceeds related to a location that closed in 2015 as a result of an eminent domain proceeding, partially offset by costs for the removal of signs and equipment related to the closure of 10 Pollo Tropical restaurants in the fourth quarter of 2016. Other income for the year ended January 3, 2016 consisted primarily of a previously deferred gain of $0.4 million from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding and expected business interruption proceeds of $0.3 million related to a Pollo Tropical that was temporarily closed due to a fire. Other income for the year ended December 28, 2014 consisted primarily of a gain of $0.6 million from a condemnation award resulting from an eminent domain proceeding related to a location that closed in 2014. Other income for the year ended December 29, 2013 resulted primarily from a gain of $0.5 million from the sale of a non-operating Pollo Tropical restaurant property. Other income for the year ended December 30, 2012 also resulted from a gain of $0.1 million from the sale of a non-operating Pollo Tropical restaurant property.

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

A reconciliation from consolidated net income to Restaurant-Level Adjusted EBITDA and Adjusted EBITDA is presented below:

	Year ended
(Dollars in thousands)	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
Net income	$16,712	$38,536	$36,176	$9,257	$8,267
Add:
Depreciation and amortization	36,776	30,575	23,047	20,375	18,278
Impairment and other lease charges	25,644	2,382	363	199	7,039
Interest expense	2,171	1,889	2,228	18,043	24,424
Loss on extinguishment of debt	—	—	—	16,411	—
Provision for income taxes	8,336	22,046	20,963	3,795	4,289
Stock-based compensation expense	3,283	4,293	3,497	2,298	2,036
Other (income) expense, net	(128)	(679)	(558)	(554)	(92)
Adjusted EBITDA:
Pollo Tropical	$55,535	$59,335	$52,721	$43,738	$38,592
Taco Cabana	38,081	39,707	32,995	26,086	25,649
Fiesta	(822)	—	—	—	—
Consolidated	92,794	99,042	85,716	69,824	64,241
Add:
Pre-opening costs	5,511	4,567	4,061	2,767	1,673
General and administrative (excluding stock-based compensation expense of $3,141, $4,137, $3,426, $2,296 and $2,025, respectively)	52,943	50,384	45,988	46,225	41,845
Less:
Franchise royalty revenue and fees	2,814	2,808	2,603	2,357	2,375
Restaurant-Level Adjusted EBITDA:
Pollo Tropical	$90,294	$90,374	$78,960	$67,785	$58,184
Taco Cabana	58,140	60,811	54,202	48,674	47,200
Consolidated	148,434	151,185	133,162	116,459	105,384

(4)
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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2017 and December 28, 2014 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 years and 40 years, respectively, of operating history and loyal customer bases in their core markets. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of freshly prepared Mexican inspired food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of January 1, 2017, our company-owned restaurants included 177 Pollo Tropical restaurants and 166 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of January 1, 2017, we had 29 franchised Pollo Tropical restaurants located in Puerto Rico, Trinidad & Tobago, the Bahamas, Venezuela, Panama, Guatemala and Guyana and six licensed locations on college campuses and at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of January 1, 2017, we had five franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Events Affecting our Results of Operations
In 2016, we decided to suspend additional development of Pollo Tropical restaurants outside of Florida and to review our development strategy while we continue to build brand awareness, affinity and off premise consumption through several initiatives. Based on a restaurant portfolio examination, we closed ten Pollo Tropical restaurants in the fourth quarter of 2016 including eight restaurants in Texas, one restaurant in Nashville, Tennessee and one restaurant in Atlanta, Georgia. We plan to convert up to three of the closed restaurants in Texas to Taco Cabana restaurants in 2017.
In 2016, we recognized impairment charges with the respect to ten closed restaurants and seven additional Pollo Tropical restaurants and seven Taco Cabana restaurants that we continue to operate. Impairment and other lease charges for the twelve months ended January 1, 2017 were $25.6 million and included impairment charges of $22.7 million and lease and other charges related to closed restaurants of $2.9 million. The ten closed restaurants contributed approximately $5.3 million in operating losses to income from operations for the twelve months ended January 1, 2017.
The restaurant industry experienced a continued general slowdown in 2016, that further declined in the fourth quarter. We believe the challenging market and industry conditions and, in the case of Pollo Tropical, sales cannibalization from new restaurants on existing restaurants contributed to a decline in comparable restaurant transactions and sales in 2016.
Executive Summary-Consolidated Operating Performance for the Year Ended January 1, 2017
Our fiscal year 2016 results include the following:

•
Net income decreased $21.8 million to $16.7 million in 2016, or $0.62 per diluted share, compared to net income of $38.5 million, or $1.44 per diluted share in 2015, due primarily to impairment and other lease charges, new restaurant performance, lower comparable restaurant sales and the extra week in our 2015 fiscal year.

•
Total revenues increased 3.5% in 2016 to $711.8 million from $687.4 million in 2015, driven primarily by a net increase in the number of company-owned restaurants, partially offset by a decrease in comparable restaurant sales of 1.6% for our Pollo Tropical restaurants and 2.5% for our Taco Cabana restaurants and the extra week in our 2015 fiscal year. The decrease in comparable restaurant sales resulted primarily from a decrease in comparable restaurant transactions of 3.6% at Taco Cabana and 3.1% at Pollo Tropical, partially offset by an increase in average check of 1.1% at Taco Cabana and 1.5% at Pollo Tropical. Comparable restaurant transactions at Pollo Tropical was negatively impacted by sales cannibalization as a result of opening new restaurants in close proximity to existing restaurants of 1.5%.

•	During 2016, we opened 32 new company-owned Pollo Tropical restaurants and four new company-owned Taco Cabana restaurants and permanently closed ten company-owned Pollo Tropical restaurants.
Results of Operations
The following table sets forth, for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014	January 1, 2017	January 3, 2016	December 28, 2014	January 1, 2017	January 3, 2016	December 28, 2014
	Pollo Tropical			Taco Cabana			Consolidated
Restaurant sales:
Pollo Tropical							56.38%	53.25%	50.19%
Taco Cabana							43.62%	46.75%	49.81%
Consolidated restaurant sales							100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.7%	33.4%	32.9%	28.5%	29.9%	30.3%	30.3%	31.7%	31.6%
Restaurant wages and related expenses	23.5%	22.4%	22.1%	29.5%	28.9%	28.9%	26.1%	25.4%	25.5%
Restaurant rent expense	5.0%	4.4%	4.1%	5.7%	5.3%	5.7%	5.3%	4.8%	4.9%
Other restaurant operating expenses	13.6%	12.4%	12.6%	13.7%	13.1%	13.4%	13.6%	12.8%	13.0%
Advertising expense	3.7%	2.6%	2.5%	3.9%	3.8%	3.9%	3.8%	3.2%	3.2%
Pre-opening costs	1.2%	1.2%	1.1%	0.2%	0.1%	0.2%	0.8%	0.7%	0.7%
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants in each fiscal year:

	2016			2015			2014
	Owned	Franchised	Total	Owned	Franchised	Total	Owned	Franchised	Total
Pollo Tropical:
Beginning of year	155	35	190	124	37	161	102	39	141
New	32	4	36	32	1	33	22	5	27
Closed	(10)	(4)	(14)	(1)	(3)	(4)	—	(7)	(7)
End of year	177	35	212	155	35	190	124	37	161

Taco Cabana:
Beginning of year	162	6	168	167	7	174	165	7	172
New	4	1	5	2	—	2	4	—	4
Closed	—	—	—	(7)	(1)	(8)	(2)	—	(2)
End of year	166	7	173	162	6	168	167	7	174
Consolidated Revenues. Revenues include restaurant sales and franchise royalty revenues and fees. Restaurant sales consist of food and beverage sales, net of discounts, at our company-owned restaurants. Franchise royalty revenues and fees represent ongoing royalty payments that are determined based on a percentage of franchisee sales, franchise fees associated with new restaurant openings, and development fees associated with the opening of new franchised restaurants in a given market. Restaurant sales are influenced by new restaurant openings, closures of restaurants and changes in comparable restaurant sales.

Total revenues increased 3.5% to $711.8 million in 2016 from $687.4 million in 2015, while the 2015 revenues represent an increase of 12.5% from $611.1 million in 2014. Restaurant sales also increased 3.6% to $709.0 million in 2016 from $684.6 million in 2015, which represents an increase of 12.5% from $608.5 million in 2014. Restaurant sales in 2015 contained 53 weeks which increased sales by $11.8 million for the additional week in 2015.
The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana (in millions):

	2016 vs. 2015	2015 vs. 2014
Pollo Tropical:
(Decrease) increase in comparable restaurant sales	$(5.2)	$10.7
Incremental sales related to new restaurants, net of closed restaurants	46.9	41.9
Additional week in 2015	(6.5)	6.5
Total increase	$35.2	$59.1

Taco Cabana:
(Decrease) increase in comparable restaurant sales	$(7.7)	$12.9
Incremental sales related to new restaurants, net of closed restaurants	2.2	(1.3)
Additional week in 2015	(5.3)	5.3
Total (decrease) increase	$(10.8)	$16.9
Comparable restaurant sales for Pollo Tropical restaurants decreased 1.6% in 2016 and increased 3.8% in 2015. Comparable restaurant sales for Taco Cabana restaurants decreased 2.5% in 2016 and increased 4.4% in 2015. Restaurants are included in comparable restaurant sales after they have been open for 18 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week fiscal year. Restaurant sales for the extra week in the fiscal year ended January 3, 2016 have been excluded for purposes of calculating the change in comparable company-owned restaurant sales. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, a decrease in comparable restaurant transactions of 3.1% was partially offset by menu price increases of 1.4% in 2016 as compared to 2015. For Pollo Tropical, menu price increases drove an increase in restaurant sales of 4.7% in 2015 as compared to 2014, partially offset by a decrease in average check due to sales mix and higher discounting. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 1.5% in 2016. For Taco Cabana, a decrease in comparable restaurant transactions of 3.6% was partially offset by menu price increases of 2.2% in 2016 as compared to 2015, partially offset by a decrease in average check driven by a negative change in sales mix. For Taco Cabana, menu price increases drove an increase in restaurant sales of 3.0% in 2015 as compared to 2014, and the remaining increase in average check was primarily driven by a positive change in sales mix due to the implementation of new menu boards during the first quarter of 2015. Comparable restaurant sales for both brands continue to be negatively impacted by the general industrywide slowdown in restaurant sales.
Restaurants in newer markets that have not reached media efficiency generally have lower sales than restaurants in mature, media-efficient markets. As a result, Pollo Tropical revenues are growing at a slower rate than the average number of restaurants.
Franchise revenues remained relatively stable and were $2.8 million in 2016 and 2015. Franchise revenues were $2.6 million in 2014.
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

	2016 vs. 2015	2015 vs. 2014
Pollo Tropical:
Cost of sales:
(Lower) higher commodity costs	(0.8)%	1.7%
Sales mix	(0.9)%	(0.2)%
Menu price increases	(0.5)%	(1.4)%
Operating inefficiencies	0.3%	0.4%
Other	0.2%	—%
Net (decrease) increase in cost of sales as a percentage of restaurant sales	(1.7)%	0.5%

Restaurant wages and related expenses:
Impact of lower sales volumes and higher labor costs for new restaurants	0.8%	1.0%
Impact of lower (higher) sales volumes and higher labor costs for comparable restaurants	0.5%	(0.6)%
Higher workers compensation costs	0.1%	0.2%
Lower incentive bonus costs	(0.2)%	(0.2)%
Lower medical benefit costs	(0.1)%	(0.1)%
Net increase in restaurant wages and related expenses as a	1.1%	0.3%
percentage of restaurant sales

Other operating expenses:(1)
Higher (lower) repairs and maintenance costs	0.4%	(0.2)%
Higher real estate taxes generally related to new restaurants	0.3%	0.1%
Other	0.5%	(0.1)%
Net increase (decrease) in other restaurant operating expenses as a	1.2%	(0.2)%
percentage of restaurant sales

Advertising expense:
Increase in advertising	1.1%	0.1%
Net increase in advertising expense as a percentage of restaurant sales	1.1%	0.1%

Pre-opening costs:
Increase in number and timing of restaurants openings	—%	0.1%
Net increase in pre-opening costs as a percentage of restaurant sales	—%	0.1%
(1) Includes the impact of lower sales at new restaurants.

	2016 vs. 2015	2015 vs. 2014
Taco Cabana:
Cost of sales:
(Lower) higher commodity costs	(1.1)%	0.7%
Menu price increases	(0.7)%	(1.0)%
Menu board changes	—%	(0.4)%
Higher promotions and discounts	0.2%	0.3%
Higher operating inefficiencies	0.2%	—%
Net decrease in cost of sales as a percentage of restaurant sales	(1.4)%	(0.4)%

Restaurant wages and related expenses:
Impact of lower sales volumes and higher labor costs	1.1%	—%
(Lower) higher medical benefit costs	(0.2)%	0.2%
Lower incentive bonus costs	(0.2)%	—%
Other	(0.1)%	(0.2)%
Net increase in restaurant wages and related expenses as a percentage of	0.6%	—%
restaurant sales

Other operating expenses:
Lower utility costs	(0.3)%	(0.1)%
Higher (lower) repairs and maintenance costs	0.3%	(0.1)%
Higher (lower) insurance costs	0.2%	(0.1)%
Other	0.4%	—%
Net increase (decrease) in other restaurant operating expenses as a	0.6%	(0.3)%
percentage of restaurant sales

Advertising expense:
Impact of higher sales volumes	0.1%	(0.1)%
Net increase (decrease) in advertising expense as a percentage of	0.1%	(0.1)%
restaurant sales

Pre-opening costs:
Increase (decrease) in number of restaurants opened	0.1%	(0.1)%
Net increase (decrease) in pre-opening costs as a percentage of	0.1%	(0.1)%
restaurant sales
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.3% in 2016 from 4.8% in 2015, primarily as a result of new restaurants that generally have higher rent and lower sales, and the impact of lower comparable restaurant sales. Restaurant rent expense, as a percentage of total restaurant sales, was 4.9% in 2014. The impact of new sale-leaseback transactions and new restaurants was offset by the impact of higher sales in 2015 compared to 2014 as a percentage of restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses increased to $56.1 million in 2016 from $54.5 million in 2015 and as a percentage of total revenues, were 7.9% in 2016 and 2015 due primarily to the impact of higher sales and lower incentive-based compensation costs, partially offset by higher labor costs associated with current and future growth. In addition, general and administrative expenses in 2016 include $1.6 million in financial and legal advisory fees, primarily related to a review of strategic alternatives, the write-off of $1.3 million of site costs related to locations that we decided not to develop and a charge for estimated costs related to a class action litigation settlement plus legal and other fees incurred in defending the action totaling $0.9 million, partially offset by the benefit of $0.6 million related to litigation matters. General and administrative expenses in 2015 include a charge for estimated costs related to a class action lawsuit settlement plus legal and other fees incurred in defending the action totaling $1.6 million and the write-off of $0.4 million of site costs related to locations that we decided not to develop.
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
Adjusted EBITDA for our Pollo Tropical restaurants decreased to $55.5 million in 2016 from $59.3 million in 2015 primarily as a result of lower profitability at new restaurants, the impact of lower comparable restaurant sales, higher operating expenses and the write-off of site costs related to locations that we decided not to develop partially offset by a decrease in legal settlements and related costs and cost of sales as a percentage of sales. Adjusted EBITDA for our Taco Cabana restaurants decreased to $38.1 million in 2016 from $39.7 million in 2015 due primarily to the net impact of the decrease in revenues partially offset by a decrease in cost of sales as a percentage of sales.
Adjusted EBITDA for our Pollo Tropical restaurants increased to $59.3 million in 2015 from $52.7 million in 2014 due primarily to the net impact of the increase in revenues, partially offset by legal settlements and related costs and an increase in pre-opening costs. Adjusted EBITDA for our Taco Cabana restaurants increased to $39.7 million in 2015 from $33.0 million in 2014 due primarily to the net impact of the increase in revenues
Depreciation and Amortization. Depreciation and amortization expense increased to $36.8 million in 2016 from $30.6 million in 2015 due primarily to increased depreciation relating to new company-owned restaurant openings. Depreciation and amortization expense increased to $30.6 million in 2015 from $23.0 million in 2014 also due primarily to increased depreciation relating to new company-owned restaurant openings.
Impairment and Other Lease Charges. As discussed under Events Affecting our Results of Operations, we reviewed our restaurant portfolio during the third quarter of 2016 and subsequently closed ten Pollo Tropical restaurants in the fourth quarter of 2016, three of which will be converted to Taco Cabana restaurants in 2017. Impairment and other lease charges were $25.6 million in 2016 and consisted of impairment charges totaling $21.6 million primarily for ten closed Pollo Tropical restaurants and seven Pollo Tropical restaurants that we continue to operate and $1.1 million for seven Taco Cabana restaurants that we continue to operate, as well as lease charges totaling $2.9 million primarily related to the closed restaurants.
Impairment and other lease charges were $2.4 million in 2015 and consisted primarily of impairment charges totaling $1.7 million and a $0.2 million lease charge related to the closure of a Pollo Tropical restaurant at the end of fiscal 2015, a $0.3 million lease charge related to the closure of a Pollo Tropical restaurant that was relocated prior to the end of its lease term to a superior site in the same trade area and lease charges, net of recoveries, totaling $0.2 million related to previously closed Pollo Tropical restaurants.
Impairment and other lease charges were $0.4 million in 2014 and consisted primarily of a $0.3 million impairment charge representing the write-down of the carrying value to fair value of certain assets related to the Pollo Tropical restaurant that closed in 2015 and $0.1 million in impairment charges for additional assets acquired at previously impaired Taco Cabana restaurants.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related trailing twelve month cash flows are below a certain threshold. Refer to Impairment of Long-Lived Assets under Application of Critical Accounting Policies for additional information about our impairment assessment process.
Thirteen Pollo Tropical restaurants open more than twelve months in markets outside of Florida with a combined carrying value of $22.0 million have projected cash flows that exceed the restaurant's carrying value by a small margin. The thirteen restaurants contributed approximately $6.1 million in operating losses to income from operations, including $2.7 million in depreciation expense, for the twelve months ended January 1, 2017. In addition, 16 Pollo Tropical restaurants opened during 2016 in markets outside of Florida with a combined carrying value of $30.2 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. The 16 restaurants contributed approximately $6.0 million in operating losses to income from operations, including $1.5 million in depreciation expense and $2.9 million in preopening costs, for the twelve months ended January 1, 2017.
In addition, three Taco Cabana restaurants with a combined carrying value of $2.5 million have projected cash flows, that exceed the restaurants carrying value by a small margin. These restaurants contributed approximately $0.4 million in operating losses to income from operations, including $0.3 million in depreciation expense, for the twelve months ended January 1, 2017.
For these restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material.
Other (Income) Expense, Net. Other (income) expense, net in 2016 consisted primarily of additional proceeds related to a location that closed in 2015 as a result of an eminent domain proceeding, partially offset by costs for the removal of signs and equipment related to the closure of 10 Pollo Tropical restaurants in the fourth quarter of 2016. Other income in 2015 consisted primarily of a previously deferred gain from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding and expected business interruption insurance proceeds for a Pollo Tropical restaurant that was temporarily closed due to a fire. Other income in 2014 consisted primarily of a gain from a condemnation award resulting from an eminent domain proceeding related to a location that closed in 2014.
Interest Expense. Interest expense increased $0.3 million to $2.2 million in 2016 from 2015 due primarily to higher borrowing rates in 2016.
Interest expense decreased $0.3 million to $1.9 million in 2015 from 2014 due primarily to lower borrowing rates and higher capitalized interest in 2015.
Provision for Income Taxes. The effective tax rate for 2016 of 33.3% decreased as compared to an effective tax rate for 2015 of 36.4%, due primarily to the impact of tax credits on lower income before taxes and various other changes in permanent items.
The effective tax rate for 2015 of 36.4% decreased as compared to an effective tax rate for 2014 of 36.7%, due primarily to lower state taxes and various other changes in tax credits and permanent items.
Net Income. As a result of the foregoing, we had net income of $16.7 million in 2016 compared to net income of $38.5 million in 2015, and $36.2 million in 2014.
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
Operating Activities. Net cash provided by operating activities for 2016, 2015 and 2014 was $80.7 million, $81.4 million and $64.1 million, respectively. The $0.7 million decrease in net cash provided by operating activities in 2016 compared to 2015 was driven primarily by the decrease in Adjusted EBITDA and increase in deferred income taxes, partially offset by the timing of payments. The $17.2 million increase in net cash provided by operating activities in 2015 compared to 2014 was driven primarily by the increase in Adjusted EBITDA and the decrease in deferred income taxes.
Investing Activities. Net cash used in investing activities in 2016, 2015 and 2014 was $81.2 million, $87.7 million and $66.7 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Year ended January 1, 2017:
New restaurant development	$58,325	$7,791	$—	$66,116
Restaurant remodeling	2,755	—	—	2,755
Other restaurant capital expenditures(1)	2,823	4,302	—	7,125
Corporate and restaurant information systems	1,886	1,113	3,370	6,369
Total capital expenditures	$65,789	$13,206	$3,370	$82,365
Number of new restaurant openings	32	4		36
Year ended January 3, 2016:
New restaurant development	$65,992	$4,849	$—	$70,841
Restaurant remodeling	2,757	2,045	—	4,802
Other restaurant capital expenditures(1)	3,299	4,415	—	7,714
Corporate and restaurant information systems	1,081	985	2,147	4,213
Total capital expenditures	$73,129	$12,294	$2,147	$87,570
Number of new restaurant openings	32	2		34
Year ended December 28, 2014:
New restaurant development	$49,142	$7,960	$—	$57,102
Restaurant remodeling	—	7,588	—	7,588
Other restaurant capital expenditures(1)	2,973	2,002	—	4,975
Corporate and restaurant information systems	240	419	3,755	4,414
Total capital expenditures	$52,355	$17,969	$3,755	$74,079
Number of new restaurant openings	22	4		26
 _____________

(1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended January 1, 2017, January 3, 2016 and December 28, 2014, total restaurant repair and maintenance expenses were approximately $18.9 million, $15.9 million and $15.0 million, respectively.

In 2017, the Company expects to open 12 new Company-owned Pollo Tropical restaurants in Florida and ten new Company-owned Taco Cabana restaurants in Texas. Three of the new Company-owned Taco Cabana restaurant openings will be closed Pollo Tropical restaurants converted to Taco Cabana restaurants. Total capital expenditures in 2017 are expected to be $57.0 million to $68.0 million. Capital expenditures in 2017 are expected to include $35.0 million to $43.0 million for development of new restaurants and purchase of related real estate. Our capital expenditures in 2017 are also expected to include expenditures of approximately $14.0 million to $16.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $8.0 million to $9.0 million of other expenditures.
In 2016, investing activities also included $2.7 million for the purchase of a property for a sale-leaseback and a sale-leaseback transaction related to our restaurant properties, the net proceeds from which were $3.6 million.
In 2014, investing activities included two sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.7 million, as well as the sale of an excess Taco Cabana property and a condemnation award resulting from an eminent domain proceeding, the net proceeds from which totaled $1.7 million.
Financing Activities. Net cash used in financing activities in 2016 was $0.6 million, net cash provided by financing activities in 2015 was $6.5 million and net cash used in financing activities in 2014 was $3.3 million.
Net cash used in financing activities in 2016 included net repayments of revolving credit borrowings under our senior credit facility of $1.1 million and the excess tax benefit from vesting of restricted shares of $0.6 million.
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
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On January 1, 2017, there were $69.9 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 0.50% as of January 1, 2017), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at January 1, 2017)
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio (with a margin of 0.25% at January 1, 2017) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of January 1, 2017, we were in compliance with the covenants under our senior credit facility. After reserving $5.2 million for letters of credit issued under the senior credit facility, $74.9 million was available for borrowing under the senior credit facility at January 1, 2017.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of January 1, 2017 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit facility debt obligations, including interest(1)	$73,545	$1,877	$71,668	$—	$—
Capital lease obligations, including interest(2)	2,973	282	564	587	1,540
Operating lease obligations(3)	545,050	43,026	85,164	78,776	338,084
Lease financing obligations, including interest(4)	2,656	143	290	296	1,927
Purchase obligations(5)	14,340	2,390	4,780	4,780	2,390
Total contractual obligations	$638,564	$47,718	$162,466	$84,439	$343,941

(1)
Our credit facility debt obligations at January 1, 2017 totaled $69.9 million. Total interest payments on the obligations of $3.1 million for all years presented are included at a weighted average interest rate of 2.29%. Total credit facility fees of $0.5 million for all years presented are included based on January 1, 2017 rates and balances. Actual interest and fee payments will vary based on our outstanding credit facility balances and the rates in effect during those years. Refer to Note 7 of our consolidated financial statements included in this Annual Report on Form 10-K for details of our debt.

(2)	Includes total interest of $1.4 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property, all of which have been excluded from this table.

(4)	Includes total interest of $1.0 million for all years presented.

(5)	Represents a contractual obligation for the master subscription agreement for a new ERP system through April 27, 2024.
We have not included in the contractual obligations table payments we may make for workers' compensation, general liability and employee health care claims for which we pay all claims, subject to some annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled. We are also party to various service and supply contracts that generally extend approximately twelve months. These arrangements are primarily individual contracts for routine goods and services that are part of our normal operations and are reflected in historical operating cash flow trends. These contract obligations are generally short-term in nature and can be canceled within a reasonable time period, at our option. We do not believe such arrangements will adversely affect our liquidity position.
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
Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates will result in adjustments to these accrued costs. Total accrued occupancy costs pertaining to closed restaurant locations was $4.9 million at January 1, 2017.
Insurance liabilities. We are insured for workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and for general liability and certain workers' compenstation claims in the aggregate. At January 1, 2017, we had $9.3 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, with the assistance of actuaries, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets as of the last day of our fiscal year. Our review at January 1, 2017 indicated there was no impairment as of that date. In reviewing goodwill for impairment, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis and a market-based approach. Assumptions include our anticipated growth rates and the weighted average cost of capital. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results and market values. We had two reporting units with goodwill balances as of our most recent measurement date. The fair value exceeded the carrying value of our respective reporting units by substantial amounts for both our Pollo Tropical and our Taco Cabana segments. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.
Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition to considering management’s plans, known regulatory/governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), we consider an event indicating that the carrying value may not be recoverable to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material.
As discussed under Events Affecting our Results of Operations, during the third quarter we reviewed our restaurant portfolio and subsequently closed ten Pollo Tropical restaurants in the fourth quarter of 2016, three of which will be converted to Taco Cabana restaurants in 2017. Impairment and other lease charges were $25.6 million in 2016 and consisted of impairment charges totaling $21.6 million primarily for ten closed Pollo Tropical restaurants and seven Pollo Tropical restaurants that we continue to operate and $1.1 million for seven Taco Cabana restaurants that we continue to operate, as well as lease charges totaling $2.9 million primarily related to the closed restaurants.
Many new restaurants in its emerging markets have opened at lower sales volumes and have not yet achieved the sales volumes required to generate positive cash flows. Pollo Tropical's emerging markets include Atlanta, Nashville and Texas. Generally, restaurants in Atlanta have performed better than restaurants in Nashville and Texas due primarily to higher average sales volumes and lower average wage rates, rent expense and real estate taxes. The combined carrying values of the restaurants in Atlanta, Nashville and Texas are $26.7 million, $3.2 million and $48.3 million, respectively.
We have initiated operational and transactional growth plans to drive improved performance in these markets and will continue to evaluate their long-term viability. Our estimates of future cash flows for restaurants that were not impaired assume these plans will succeed and sales will reach the levels required to generate cash flows that exceed the carrying value of the restaurants. Our cash flow projections include, among other things, significant sales growth as the result of the introduction of broadcast media, dedicated sales positions to build our catering business, increased frequency with the launch of our loyalty program, third party delivery and local store marketing. If these assumptions change in the future or the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Thirteen Pollo Tropical restaurants open more than twelve months in markets outside of Florida with a combined carrying value of $22.0 million have projected cash flows that exceed the restaurant's carrying value by a small margin. The thirteen restaurants contributed approximately $6.1 million in operating losses to income from operations, including $2.7 million in depreciation expense, for the twelve months ended January 1, 2017. In addition, 16 Pollo Tropical restaurants opened during 2016 in markets outside of Florida with a combined carrying value of $30.2 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. The 16 restaurants contributed approximately $6.0 million in operating losses to income from operations, including $1.5 million in depreciation expense and $2.9 million in preopening costs, for the twelve months ended January 1, 2017.
In addition, three Taco Cabana restaurants with a combined carrying value of $2.5 million have projected cash flows that exceed the restaurants carrying value by a small margin. These restaurants contributed approximately $0.4 million in operating losses to income from operations, including $0.3 million in depreciation expense, for the twelve months ended January 1, 2017.
For these restaurants, if expected performance improvements described above are not realized, an impairment charge may be recognized in future periods, and such charge could be material.
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
New Accounting Pronouncements
In May 2014, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance in former Topic 605, Revenue Recognition, and provides for either a full retrospective adoption in which the standard is applied to all of the periods presented or a modified retrospective adoption in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other US GAAP requirements. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as property and equipment, including real estate. We are currently evaluating the impact of the provisions of Topic 606; however, we do not believe the standard will impact our recognition of revenue from company-owned restaurants or our recognition of franchise royalty revenues, which are based on a percent of gross sales. We expect the provisions to primarily impact franchise and development fees as well as gift card programs and do not expect the standard to have a material effect on our financial statements. We do not plan to early adopt the standard and we plan to use the modified retrospective approach to adopt the standard. For us, the new standard is effective for interim and annual periods beginning after December 15, 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required with an option to use certain practical expedients. The new guidance is required to be applied at the beginning of the earliest comparative period presented. We are currently evaluating the impact on our financial statements. Although the impact is not currently estimable, we expect to recognize lease assets and lease liabilities for most of the leases we currently account for as operating leases. In addition, for our leases that are classified as sale-leaseback transactions, we will be required to record an initial adjustment to retained earnings associated with the previously deferred gains, and for any future sale-leaseback transactions, the gain, adjusted for any off-market terms, will be recorded immediately. Currently we amortize sale-leaseback gains over the lease term. We are continuing our assessment, which may identify other impacts.
In March 2016, the FASB issued ASU No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (Topic 405-20), which creates an exception under Topic 405-20 to derecognize financial liabilities related to certain prepaid stored-value products using a breakage model consistent with the revenue breakage model in Topic 606. The new guidance will be effective concurrent with Topic 606, which is effective for us for interim and annual periods beginning after December 15, 2017. We do not expect this standard to have a material effect on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. Currently, tax deductions in excess of compensation costs (excess tax benefits) are recorded in equity and tax deduction shortfalls (tax deficiencies), to the extent of previous excess tax benefits, are recorded in equity and then to income tax expense. Under the new guidance, all excess tax benefits and tax deficiencies will be recorded to income tax expense in the income statement, which could create volatility in our income statement. The new guidance will also change the classification of excess tax benefits in the cash flow statement and impact the diluted earnings per share calculation. The guidance will be effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. We will make a policy election to account for forfeitures of awards as they occur and we will record an immaterial cumulative-effect adjustment to beginning retained earnings as of January 2, 2017, as a result of adopting the standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted and a retrospective approach is required. We do not expect this standard to have a material impact on our financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted for any goodwill impairment tests after January 1, 2017. We do not expect this standard to have a material impact on our financial statements.
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

A reconciliation from net income to consolidated Adjusted EBITDA follows:

	Year ended
(Dollars in thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Net income	$16,712	$38,536	$36,176
Add:
Depreciation and amortization	36,776	30,575	23,047
Impairment and other lease charges	25,644	2,382	363
Interest expense	2,171	1,889	2,228
Provision for income taxes	8,336	22,046	20,963
Stock-based compensation expense	3,283	4,293	3,497
Other (income) expense, net	(128)	(679)	(558)
Adjusted EBITDA:
Pollo Tropical	$55,535	$59,335	$52,721
Taco Cabana	38,081	39,707	32,995
Fiesta	(822)	—	—
Consolidated	$92,794	$99,042	$85,716

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility, under which we had outstanding borrowings of $69.9 million as of January 1, 2017. Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 0.50% as of January 1, 2017), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at January 1, 2017).
For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. As of January 1, 2017, we had primarily elected to be charged interest on borrowings under our senior credit facility at the LIBOR Rate plus the applicable margin. We elected a one-month LIBOR Rate for $69.9 million of borrowings under the senior credit facility as of January 1, 2017. The weighted average interest rate applicable to these borrowings as of January 1, 2017 was 2.29%, which would result in interest expense in 2017 of $1.6 million assuming that outstanding borrowings and interest rates remain unchanged during the year. A hypothetical increase of 100 basis points in the variable interest rate would increase interest expense in 2017 by $0.7 million.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2017.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the fourth quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of January 1, 2017 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 1, 2017, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fiesta Restaurant Group, Inc. and subsidiaries
Dallas, Texas

We have audited the internal control over financial reporting of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of January 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2017 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 27, 2017

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.frgi.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements - Fiesta Restaurant Group, Inc. and Subsidiaries

(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-22
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

10.6
Executive Employment Agreement, dated as of February 20, 2014, between Fiesta Restaurant Group and Timothy P. Taft (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on February 25, 2014)+

10.7
Agreement dated as of November 4, 2016 between Fiesta Restaurant Group, Inc. and Danny K. Meisenheimer (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 2, 2016)+

10.8
Agreement dated as of November 4, 2016 between Fiesta Restaurant Group, Inc. and Lynn Schweinfurth (incorporated by reference to Exhibit 10.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 2, 2016)+

10.9
Agreement dated as of November 4, 2016 between Fiesta Restaurant Group, Inc. and Joseph A. Zirkman (incorporated by reference to Exhibit 10.3 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 2, 2016)+

10.10
Agreement dated as of September 27, 2016 between Fiesta Restaurant Group, Inc. and Timothy P. Taft (incorporated by reference to Exhibit 10.4 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 2, 2016)+

10.11
Executive Employment Agreement, dated as of February 24, 2017, between Fiesta Restaurant Group and Richard Stockinger (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on February 27, 2017)+

10.12
Fiesta Restaurant Group, Inc. and Subsidiaries Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of Fiesta's Amendment No. 1 to Registration Statement on Form 10 filed on January 26, 2012)+

10.13	Offer letter between Fiesta Restaurant Group, Inc. and Lynn S. Schweinfurth (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 1, 2012)+

10.14
Credit Agreement, dated as of December 11, 2013, between Fiesta Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on December 12, 2013)

10.15
Security Agreement, dated as of December 11, 2013, between Fiesta Restaurant Group, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of Fiesta's Current Report on Form 8-K filed on December 12, 2013)

10.16	Amendment to Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan+ (incorporated by reference to Exhibit 10.11 of Fiesta's Annual Report on Form 10-K filed on February 19, 2015)

21.1	Subsidiaries of Fiesta #

23.1	Consent of Deloitte & Touche LLP #

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc. #

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith.

+	Compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fiesta Restaurant Group, Inc. and subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of January 1, 2017 and January 3, 2016, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fiesta Restaurant Group, Inc. and subsidiaries as of January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 27, 2017

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)

	January 1, 2017	January 3, 2016
ASSETS
Current assets:
Cash	$4,196	$5,281
Trade receivables	8,771	9,217
Inventories	2,865	2,910
Prepaid rent	3,575	3,163
Income tax receivable	3,304	7,448
Prepaid expenses and other current assets	4,231	3,219
Total current assets	26,942	31,238
Property and equipment, net	270,920	248,992
Goodwill	123,484	123,484
Deferred income taxes	14,377	8,497
Other assets	5,842	3,434
Total assets	$441,565	$415,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$89	$69
Accounts payable	16,165	12,405
Accrued payroll, related taxes and benefits	12,275	15,614
Accrued real estate taxes	6,924	6,121
Other liabilities	11,316	12,096
Total current liabilities	46,769	46,305
Long-term debt, net of current portion	71,423	72,612
Lease financing obligations	1,664	1,663
Deferred income—sale-leaseback of real estate	27,165	30,086
Other liabilities	30,369	20,997
Total liabilities	177,390	171,663
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 26,884,992 and 26,829,220 shares, respectively, and outstanding 26,755,640 and 26,571,602 shares, respectively.	267	266
Additional paid-in capital	163,204	159,724
Retained earnings	100,704	83,992
Total stockholders' equity	264,175	243,982
Total liabilities and stockholders' equity	$441,565	$415,645

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except share and per share amounts)

	Years Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Revenues:
Restaurant sales	$708,956	$684,584	$608,540
Franchise royalty revenues and fees	2,814	2,808	2,603
Total revenues	711,770	687,392	611,143
Costs and expenses:
Cost of sales	214,609	217,328	192,250
Restaurant wages and related expenses (including stock-based compensation expense of $142, $156 and $71, respectively)	185,305	174,222	155,140
Restaurant rent expense	37,493	33,103	29,645
Other restaurant operating expenses	96,457	87,285	78,921
Advertising expense	26,800	21,617	19,493
General and administrative (including stock-based compensation expense of $3,141, $4,137 and $3,426, respectively)	56,084	54,521	49,414
Depreciation and amortization	36,776	30,575	23,047
Pre-opening costs	5,511	4,567	4,061
Impairment and other lease charges	25,644	2,382	363
Other (income) expense, net	(128)	(679)	(558)
Total operating expenses	684,551	624,921	551,776
Income from operations	27,219	62,471	59,367
Interest expense	2,171	1,889	2,228
Income before income taxes	25,048	60,582	57,139
Provision for income taxes	8,336	22,046	20,963
Net income	$16,712	$38,536	$36,176
Basic net income per share	$0.62	$1.44	$1.35
Diluted net income per share	$0.62	$1.44	$1.35
Basic weighted average common shares outstanding	26,682,227	26,515,029	26,293,714
Diluted weighted average common shares outstanding	26,689,179	26,522,196	26,296,049

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except share amounts)

	Number of Common Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 29, 2013	26,082,800	$261	$148,765	$9,280	$158,306
Additional transfers from Carrols	—	—	(127)	—	(127)
Stock-based compensation	—	—	3,497	—	3,497
Vesting of restricted shares	275,648	3	(3)	—	—
Tax benefit from stock-based compensation			1,765		1,765
Share issuance costs	—	—	(30)	—	(30)
Net income	—	—	—	36,176	36,176
Balance at December 28, 2014	26,358,448	264	153,867	45,456	199,587
Stock-based compensation	—	—	4,293	—	4,293
Vesting of restricted shares	213,154	2	(2)	—	—
Tax benefit from stock-based compensation			1,566		1,566
Net income	—	—	—	38,536	38,536
Balance at January 3, 2016	26,571,602	266	159,724	83,992	243,982
Stock-based compensation	—	—	3,283	—	3,283
Vesting of restricted shares	184,038	1	(1)	—	—
Tax benefit from stock-based compensation			198		198
Net income	—	—	—	16,712	16,712
Balance at January 1, 2017	26,755,640	$267	$163,204	$100,704	$264,175

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Cash flows from operating activities:
Net income	$16,712	$38,536	$36,176
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	779	(170)	(369)
Stock-based compensation	3,283	4,293	3,497
Impairment and other lease charges	25,644	2,382	363
Depreciation and amortization	36,776	30,575	23,047
Amortization of deferred financing costs	309	315	309
Amortization of deferred gains from sale-leaseback transactions	(3,583)	(3,618)	(3,671)
Deferred income taxes	(5,880)	5,483	957
Other	1	4	4
Changes in other operating assets and liabilities:
Accounts receivable	446	(2,877)	(329)
Other assets - long term	(2,796)	(48)	4
Accounts payable	3,330	283	(529)
Accrued payroll, related taxes and benefits	(3,339)	(243)	1,561
Accrued real estate taxes	803	1,077	539
Other liabilities - current	(780)	3,325	(113)
Other liabilities - long term	6,498	4,752	3,441
Income tax receivable/payable	4,144	(2,474)	(477)
Other	(1,668)	(243)	(304)
Net cash provided from operating activities	80,679	81,352	64,106
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(66,116)	(70,841)	(57,102)
Restaurant remodeling	(2,755)	(4,802)	(7,588)
Other restaurant capital expenditures	(7,125)	(7,714)	(4,975)
Corporate and restaurant information systems	(6,369)	(4,213)	(4,414)
Total capital expenditures	(82,365)	(87,570)	(74,079)
Properties purchased for sale-leaseback	(2,663)	(250)	—
Proceeds from disposals of other properties	226	149	1,729
Proceeds from sale-leaseback transactions	3,642	—	5,692
Net cash used in investing activities	(81,160)	(87,671)	(66,658)
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	—	—	(30)
Excess tax benefit from vesting of restricted shares	566	1,566	1,765
Borrowings on revolving credit facility	18,400	28,500	25,000
Repayments on revolving credit facility	(19,500)	(23,500)	(30,000)
Principal payments on capital leases	(70)	(53)	(61)
Other financing costs	—	—	(13)
Net cash (used in) provided from financing activities	(604)	6,513	(3,339)
Net (decrease) increase in cash	(1,085)	194	(5,891)
Cash, beginning of year	5,281	5,087	10,978
Cash, end of year	$4,196	$5,281	$5,087

Supplemental disclosures:
Interest paid on long-term debt (including capitalized interest of $255 in 2016 and $335 in 2015)	$1,867	$1,748	$1,971
Interest paid on lease financing obligations	$141	$140	$139
Accruals for capital expenditures	$5,288	$4,858	$2,889
Income tax payments, net	$9,873	$17,472	$18,718
Capital lease obligations incurred	$—	$410	$—
Non-cash transfers of income tax assets and liabilities from Carrols	$—	$—	$(127)

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At January 1, 2017, the Company owned and operated 177 Pollo Tropical® restaurants and 166 Taco Cabana® restaurants. The Pollo Tropical restaurants include 128 located in Florida, 30 located in Texas, 16 located in Georgia and three located in Tennessee. The Taco Cabana restaurants include 165 located in Texas and one located in Oklahoma. At January 1, 2017, Fiesta franchised a total of 35 Pollo Tropical restaurants and seven Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, one in the Bahamas, one in Guyana, three in Trinidad & Tobago, one in Venezuela, four in Panama, two in Guatemala, and six on college campuses in Florida and a hospital in Florida. The franchised Taco Cabana restaurants include five in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2017 and December 28, 2014 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks.
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
Reclassifications. Deferred financing costs, net was reclassified to other assets to conform with the current year presentation. In addition, other assets - long term was reclassified to a separate line from other in the consolidated statements of cash flows to conform with the current year presentation.
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
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

Goodwill. Goodwill represents the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets acquired by Carrols Restaurant Group, Inc. ("Carrols"), Fiesta's former parent company, from the acquisition of Pollo Tropical in 1998 and Taco Cabana in 2000. Goodwill is not amortized but is tested for impairment at least annually as of the last day of the fiscal year or more frequently if impairment indicators exist.
Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. See Note 4 for results of the Company's impairment review.
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
Insurance.  The Company is insured for workers' compensation, general liability and medical insurance claims under policies where it pays all claims, subject to stop-loss limitations both for individual claims and for general liability and certain workers' compensation claims in the aggregate. Losses are accrued based upon estimates of the aggregate liability for claims based on the Company's experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.
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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under our senior credit facility, which is considered Level 2, is based on current LIBOR rates. At January 1, 2017 and January 3, 2016, the fair value and carrying value of the Company's senior credit facility were approximately $69.9 million and $71.0 million, respectively.

See Note 4 for discussion of the fair value measurement of non-financial assets.
Gift cards. The Company sells gift cards to its customers in its restaurants and through select third parties. The Company recognizes revenue from gift cards upon redemption by the customer. The gift cards have no stated expiration dates. Revenues from unredeemed gift cards are not material to the Company's financial statements.
Recent Accounting Pronouncements. In May 2014, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance in former Topic 605, Revenue Recognition, and provides for either a full retrospective adoption in which the standard is applied to all of the periods presented or a modified retrospective adoption in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other US GAAP requirements. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as property and equipment, including real estate. The Company is currently evaluating the impact of the provisions of Topic 606; however, the Company does not believe the standard will impact its recognition of revenue from company-owned restaurants or its recognition of franchise royalty revenues, which are based on a percent of gross sales. The Company expects the provisions to primarily impact franchise and development fees as well as gift card programs and does not expect the standard to have a material effect on its financial statements. The Company does not plan to early adopt the standard and plans to use the modified retrospective approach to adopt the standard. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required with an option to use certain practical expedients. The new guidance is required to be applied at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact on its financial statements. Although the impact is not currently estimable, the Company expects to recognize lease assets and lease liabilities for most of the leases it currently accounts for as operating leases. In addition, for the Company's leases that are classified as sale-leaseback transactions, the Company will be required to record an initial adjustment to retained earnings associated with the previously deferred gains, and for any future transactions, the gain, adjusted for any off-market terms, will be recorded immediately. Currently the Company amortizes sale-leaseback gains over the lease term. The Company is continuing its assessment, which may identify other impacts.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. Currently, tax deductions in excess of compensation costs (excess tax benefits) are recorded in equity and tax deduction shortfalls (tax deficiencies), to the extent of previous excess tax benefits, are recorded in equity and then to income tax expense. Under the new guidance, all excess tax benefits and tax deficiencies will be recorded to income tax expense in the income statement, which could create volatility in the Company's income statement. The new guidance will also change the classification of excess tax benefits in the cash flow statement and impact the diluted earnings per share calculation. The guidance will be effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. The Company will make a policy election to account for forfeitures of awards as they occur and it will record an immaterial cumulative-effect adjustment to beginning retained earnings as of January 2, 2017, as a result of adopting the standard.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

and a retrospective approach is required. The Company does not expect this standard to have a material impact on its financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted for any goodwill impairment tests after January 1, 2017. The Company does not expect this standard to have a material impact on its financial statements.
2. Property and Equipment
Property and equipment consisted of the following:

	January 1, 2017	January 3, 2016
Land	$23,395	$23,363
Owned buildings	22,008	20,101
Leasehold improvements (1)	249,507	206,293
Equipment	220,397	194,181
Assets subject to capital leases	2,057	2,057
	517,364	445,995
Less accumulated depreciation and amortization	(246,444)	(197,003)
	$270,920	$248,992

(1) Leasehold improvements include the cost of new buildings constructed on leased land.
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain office equipment and had accumulated amortization at January 1, 2017 and January 3, 2016 of $1.0 million and $0.8 million, respectively. At January 1, 2017 and January 3, 2016, land of $0.7 million and owned buildings of 0.8 million were subject to lease financing obligations accounted for under the lease financing method. See Note 8—Lease Financing Obligations. Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at January 1, 2017 and January 3, 2016 was $0.4 million and$0.3 million.
Depreciation and amortization expense for all property and equipment for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $36.8 million, $30.6 million and $23.0 million, respectively.
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
There have been no changes in goodwill or goodwill impairment losses recorded during the year ended January 1, 2017 or the years ended January 3, 2016 and December 28, 2014. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Total
Balance, January 1, 2017 and January 3, 2016	$56,307	$67,177	$123,484

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

4. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. In addition to considering management’s plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis. If actual performance does not achieve the projections, the Company may recognize impairment charges in future periods, and such charges could be material. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries.
A summary of impairment on long-lived assets and other lease charges recorded by segment is as follows:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Pollo Tropical	$24,419	$510	$254
Taco Cabana	1,225	1,872	109
	$25,644	$2,382	$363

    In 2016, the Company decided to suspend additional development of Pollo Tropical restaurants outside of Florida and to review its strategy for development while it continues to build brand awareness, affinity and off premise consumption through several initiatives and to suspend all near-term development of Pollo Tropical restaurants outside of Florida. Based on a restaurant portfolio examination, the Company closed ten Pollo Tropical restaurants in the fourth quarter of 2016 including eight restaurants in Texas, one restaurant in Nashville, Tennessee and one restaurant in Atlanta, Georgia. The Company plans to convert three of the closed restaurants in Texas to Taco Cabana restaurants in 2017.
In 2016, the Company recognized impairment charges with respect to the ten closed restaurants and seven additional Pollo Tropical restaurants and seven Taco Cabana restaurants that it continues to operate. Impairment and other lease charges in 2016 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $21.6 million and $1.1 million, respectively and lease and other charges related to closed Pollo Tropical and Taco Cabana restaurants of $2.8 million and $0.2 million, respectively, net of recoveries.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company’s history of using these assets in the operation of its business, the Company's plans to use this equipment in new restaurants that are scheduled to open in 2017 and 2018, and the Company's expectation of how a market participant would value the equipment. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during 2016 totaled $6.9 million.
Impairment and other lease charges in 2015 consisted primarily of impairment charges totaling $1.7 million and a $0.2 million lease charge related to a restaurant closure at the end of fiscal 2015, a $0.3 million lease charge related to the closure of a Pollo Tropical restaurant that was relocated prior to the end of its lease term to a superior site in the same trade area and lease charges, net of recoveries, totaling $0.2 million related to previously closed Pollo Tropical restaurants.
Impairment and other lease charges in 2014 included a $0.3 million impairment charge representing the write-down of the carrying value to fair value of certain assets related to the Pollo Tropical restaurant that closed in 2015 and $0.1 million in impairment charges for additional assets acquired at previously impaired Taco Cabana locations.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

5. Other Liabilities
Other liabilities, current, consist of the following:

	January 1, 2017	January 3, 2016
Accrued workers' compensation and general liability claims	$4,838	$5,540
Sales and property taxes	1,844	3,031
Accrued occupancy costs	2,161	980
Other	2,473	2,545
	$11,316	$12,096

Other liabilities, long-term, consist of the following:

	January 1, 2017	January 3, 2016
Accrued occupancy costs	$20,172	$15,349
Deferred compensation	2,027	1,665
Accrued workers’ compensation and general liability claims	4,030	697
Other	4,140	3,286
	$30,369	$20,997

Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $3.1 million and $1.2 million are included in long-term accrued occupancy costs at January 1, 2017 and January 3, 2016, respectively, with the remainder in other current liabilities.

	Year Ended
	January 1, 2017	January 3, 2016
Balance, beginning of period	$1,832	$1,251
Provisions for restaurant closures	3,093	554
Additional lease charges, net of (recoveries)	(237)	258
Payments, net	(806)	(358)
Other adjustments	1,030	127
Balance, end of period	$4,912	$1,832

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
During the years ended January 1, 2017 and December 28, 2014 the Company sold one and two restaurant properties in each year, respectively, in sale-leaseback transactions for net proceeds of $3.6 million and $5.7 million, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
Deferred gains on sale-leaseback transactions of $0.7 million and $1.9 million were recognized during the years ended January 1, 2017 and December 28, 2014, respectively and are being amortized over the term of the related leases. The amortization of deferred gains on sale-leaseback transactions was $3.6 million, $3.6 million and $3.7 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

Minimum rent commitments due under capital and non-cancelable operating leases at January 1, 2017 were as follows:

	Capital	Operating
2017	$282	$43,026
2018	282	42,784
2019	282	42,380
2020	286	40,852
2021	301	37,924
Thereafter	1,540	338,084
Total minimum lease payments(1)	2,973	$545,050
Less amount representing interest	(1,361)
Total obligations under capital leases	1,612
Less current portion	(89)
Long-term debt under capital leases	$1,523
(1)Minimum operating lease payments have not been reduced by minimum sublease rentals of $6.7 million due in the future under noncancelable subleases.
Total rent expense on operating leases, including contingent rentals, was as follows:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Minimum rent on real property, excluding rent included in pre-opening costs	$37,180	$32,716	$29,309
Additional rent based on percentage of sales	313	387	336
Restaurant rent expense	37,493	33,103	29,645
Rent included in pre-opening costs	2,066	1,736	1,421
Administrative and equipment rent	1,119	1,026	1,042
	$40,678	$35,865	$32,108

7. Long-term Debt
Long term debt at January 1, 2017 and January 3, 2016 consisted of the following:

	January 1, 2017	January 3, 2016
Revolving credit facility	$69,900	$71,000
Capital leases	1,612	1,681
	71,512	72,681
Less: current portion of long-term debt	(89)	(69)
	$71,423	$72,612

Senior Credit Facility. In December 2013, the Company terminated its former senior secured revolving credit facility, referred to as the “former senior credit facility”, and entered into a new senior secured revolving credit facility with a syndicate of lenders, which is referred to as the "senior credit facility". The senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On January 1, 2017, there were $69.9 million in outstanding revolving credit borrowings under the senior credit facility.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

Borrowings under the senior credit facility bear interest at a per annum rate, at the Company's option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on the Company's Adjusted Leverage Ratio (with a margin of 0.50% as of January 1, 2017), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on the Company's Adjusted Leverage Ratio (with a margin of 1.50% at January 1, 2017).
In addition, the senior credit facility requires the Company to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on the Company's Adjusted Leverage Ratio (with a margin of 0.25% at January 1, 2017) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of January 1, 2017, the Company was in compliance with the covenants under its senior credit facility. After reserving $5.2 million for letters of credit issued under the senior credit facility, $74.9 million was available for borrowing under the senior credit facility at January 1, 2017.
At January 1, 2017, principal payments required on borrowings under the senior credit facility were $69.9 million in 2018. The weighted average interest rate on the borrowings under the senior credit facility was 2.29% and 2.08% at January 1, 2017 and January 3, 2016, respectively. Interest expense on the Company's long-term debt, excluding lease financing obligations, was $1.9 million, $1.6 million and $2.1 million for the years ended January 1, 2017, January 3, 2016, and December 28, 2014, respectively.
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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

At January 1, 2017, payments required on lease financing obligations were as follows:

2017	$143
2018	144
2019	146
2020	147
2021	149
Thereafter, through 2023	1,927
Total minimum lease payments	2,656
Less: Interest implicit in obligations	(992)
Total lease financing obligations	$1,664
The interest rate on lease financing obligations was 8.6% at January 1, 2017. Interest expense associated with lease financing obligations was 0.1 million, for each of the years ended January 1, 2017, January 3, 2016, and December 28, 2014.
9. Income Taxes
The Company’s income tax provision was comprised of the following:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Current:
Federal	$11,979	$14,086	$17,335
Foreign	372	396	380
State	1,865	2,081	2,291
	14,216	16,563	20,006
Deferred:
Federal	(4,908)	5,318	417
State	(792)	139	46
	(5,700)	5,457	463
Valuation allowance	(180)	26	494
	$8,336	$22,046	$20,963

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of deferred income tax assets and liabilities at January 1, 2017 and January 3, 2016 were as follows:

	January 1, 2017	January 3, 2016
Deferred income tax assets:
Accrued vacation benefits	1,640	1,494
Incentive compensation	986	1,571
Other accruals	3,924	3,188
Deferred income on sale-leaseback of real estate	9,861	10,929
Lease financing obligations	162	133
Occupancy costs	8,036	5,840
Tax credit carryforwards	1,148	1,036
Other	1,738	1,618
Gross deferred income tax assets	27,495	25,809
Deferred income tax liabilities:
Property and equipment depreciation	(8,311)	(12,176)
Amortization of other intangibles, net	(3,250)	(3,211)
Other	(701)	(889)
Gross deferred income tax liabilities	(12,262)	(16,276)
Less: Valuation allowance	(856)	(1,036)
Net deferred income tax assets	$14,377	$8,497

The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred income tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At January 1, 2017 and January 3, 2016, the Company had a valuation allowance of $856 and $1,036 respectively, against net deferred income tax assets due to foreign income tax credit carryforwards where it was determined to be more likely than not that the deferred income tax asset amounts would not be realized. The valuation allowance decreased $180 in 2016 and increased $26 in 2015, primarily due to foreign tax credit carryforwards, net of expired foreign income tax credits. The estimation of future taxable income for federal and state purposes and the Company's ability to realize deferred income tax assets can significantly change based on future events and operating results.
The Company's effective tax rate was 33.3%, 36.4%, and 36.7% for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively. A reconciliation of the statutory federal income tax provision to the effective tax provision was as follows:

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Statutory federal income tax provision	$8,767	$21,204	$19,999
State income taxes, net of federal benefit	689	1,435	1,453
Change in valuation allowance	(180)	26	494
Non-deductible expenses	(3)	260	293
Foreign taxes	372	396	380
Employment tax credits	(905)	(889)	(1,174)
Foreign tax credits	(372)	(396)	(380)
Other	(32)	10	(102)
	$8,336	$22,046	$20,963

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of January 1, 2017 and January 3, 2016, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The tax years 2013-2015 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
10. Stock-Based Compensation
The Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. The aggregate number of shares of stock authorized for distribution under the Fiesta Plan is 3,300,000. As of January 1, 2017, there were 2,169,321 shares available for future grants under the Fiesta Plan.
During the years ended January 1, 2017, January 3, 2016 and December 28, 2014, the Company granted certain employees and directors in the aggregate 97,859, 50,600 and 80,290 non-vested restricted shares, respectively, under the Fiesta Plan. Shares granted to employees during the years ended January 1, 2017, January 3, 2016 and December 28, 2014 vest and become non-forfeitable over a four year vesting period, or for certain grants, at the end of a four year vesting period. Shares granted to directors during the years ended January 1, 2017, January 3, 2016 and December 28, 2014 vest and become non-forfeitable over a one year vesting period. The weighted average fair value at the grant date for restricted non-vested shares issued during the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $34.98, $61.47 and $44.22, respectively. The grant date fair value of each non-vested share award was determined based on the closing price of the Company's stock on the date of grant.
During the years ended January 1, 2017, January 3, 2016 and December 28, 2014, the Company granted certain employees 39,453, 27,508 and 24,252 restricted stock units, respectively, under the Fiesta Plan. Certain of the restricted stock units vest and become non-forfeitable over a four year vesting period, certain of the restricted units vest and become non-forfeitable at the end of a four year vesting period, and certain of the restricted stock units vest at the end of a three year vesting period. The weighted average fair value at grant date for the restricted stock units issued to employees during the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $35.25, $63.93 and $45.04. The grant date fair value of each restricted stock unit award was determined based on the closing price of the Company's stock on the date of grant.
During the years ended January 1, 2017 and January 3, 2016, the Company granted 33,691 and 17,501 non-vested restricted shares, respectively, and 33,691 and 17,501 restricted stock units, respectively, under the Fiesta Plan to certain employees subject to financial performance conditions. The non vested restricted shares vest and become non-forfeitable over a four year vesting period subject to the attainment of financial performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three year vesting period. The number of shares into which the restricted stock units convert is based on the attainment of certain financial performance conditions and for the restricted stock units granted during the years ended January 1, 2017 and January 3, 2016, ranges from no shares, if the minimum financial performance condition is not met, to 67,382 and 35,002 shares, respectively, if the maximum financial performance condition is met. The weighted average fair value at grant date for both restricted non-vested shares and restricted stock units subject to performance conditions granted during the years ended January 1, 2017 and January 3, 2016 was $35.25 and $65.01, respectively.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable requisite service period of the award (the vesting period) using the straight-line method. Stock-based compensation expense for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $3.3 million, $4.3 million and $3.5 million, respectively. As of January 1, 2017, the total unrecognized stock-based compensation expense related to non-vested shares and restricted stock units was approximately $3.4 million. At January 1, 2017, the remaining weighted average vesting period for non-vested restricted shares was 1.7 years and restricted stock units was 1.8 years.
During 2016, a portion of the awards previously granted to the Company's former Chief Executive Officer were modified and vested in connection with his retirement. The modification reduced stock compensation expense by $0.1 million.
A summary of all non-vested restricted shares and restricted stock units activity for the year ended January 1, 2017 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Price	Units	Weighted Average Grant Date Price
Outstanding at January 3, 2016	257,618	$30.69	42,840	$56.46
Granted	97,859	34.98	39,453	35.25
Vested/Released	(183,369)	24.83	(669)	51.27
Forfeited	(42,756)	40.57	(30,179)	45.67
Outstanding at January 1, 2017	129,352	$37.94	51,445	$46.59

The fair value of the shares vested and released during the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $5.2 million, $11.9 million and $12.8 million, respectively.
11. Business Segment Information
The Company is engaged in the fast-casual restaurant industry, with two restaurant concepts (each of which is an operating segment): Pollo Tropical and Taco Cabana. Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of freshly prepared Mexican inspired food.
Each segment's accounting policies are the same as those described in the summary of significant accounting policies in Note 1. The Company reports more than one measure of segment profit or loss to the chief operating decision maker for the purposes of allocating resources to the segments and assessing their performance. The primary measures of segment profit or loss used to assess performance and allocate resources are income before taxes and Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Although the chief operating decision maker uses Adjusted EBITDA as a measure of segment profitability, in accordance with Accounting Standards Codification 280, Segment Reporting, the following table includes segment income before taxes, which is the measure of segment profit or loss determined in accordance with the measurement principles that are most consistent with the principles used in measuring the corresponding amounts in the consolidated financial statements.
The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of corporate owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, a current income tax receivable, and advisory fees related to a previously proposed separation transaction.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
January 1, 2017:
Restaurant sales	$399,736	$309,220		$708,956
Franchise revenue	2,062	752		2,814
Cost of sales	126,539	88,070		214,609
Restaurant wages and related expenses(1)	93,958	91,347		185,305
Restaurant rent expense	19,998	17,495		37,493
Other restaurant operating expenses	54,198	42,259		96,457
Advertising expense	14,819	11,981		26,800

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
General and administrative expense(2)	33,776	21,486	822	56,084
Depreciation and amortization	23,587	13,189		36,776
Pre-opening costs	4,837	674		5,511
Impairment and other lease charges	24,419	1,225		25,644
Interest expense	930	1,241		2,171
Income (loss) before taxes	4,639	21,231	(822)	25,048
Capital expenditures	65,789	13,206	3,370	82,365
January 3, 2016:
Restaurant sales	$364,544	$320,040		$684,584
Franchise revenue	2,197	611		2,808
Cost of sales	121,689	95,639		217,328
Restaurant wages and related expenses(1)	81,647	92,575		174,222
Restaurant rent expense	16,003	17,100		33,103
Other restaurant operating expenses	45,376	41,909		87,285
Advertising expense	9,527	12,090		21,617
General and administrative expense(2)	31,142	23,379		54,521
Depreciation and amortization	18,000	12,575		30,575
Pre-opening costs	4,310	257		4,567
Impairment and other lease charges	510	1,872		2,382
Interest expense	806	1,083		1,889
Income before taxes	38,021	22,561		60,582
Capital expenditures	73,129	12,294	2,147	87,570
December 28, 2014:
Restaurant sales	$305,404	$303,136		$608,540
Franchise revenue	2,072	531		2,603
Cost of sales	100,468	91,782		192,250
Restaurant wages and related expenses(1)	67,487	87,653		155,140
Restaurant rent expense	12,473	17,172		29,645
Other restaurant operating expenses	38,331	40,590		78,921
Advertising expense	7,714	11,779		19,493
General and administrative expense(2)	26,672	22,742		49,414
Depreciation and amortization	11,596	11,451		23,047
Pre-opening costs	3,385	676		4,061
Impairment and other lease charges	254	109		363
Interest expense	1,035	1,193		2,228
Income before taxes	38,061	19,078		57,139
Capital expenditures	52,355	17,969	3,755	74,079
Identifiable Assets:
January 1, 2017	$263,868	$165,195	$12,502	$441,565
January 3, 2016	237,065	165,549	13,031	415,645
December 28, 2014	177,923	167,729	12,304	357,956

(1) Includes stock-based compensation expense of $142, $156 and $71 for the years ended  January 1, 2017, January 3, 2016 and December 28, 2014, respectively.
(2) Includes stock-based compensation expense of $3,141, $4,137 and $3,426 for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

12. Net Income per Share
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
Weighted average outstanding restricted stock units totaling 9,379, 4,491 and 5,899 shares were not included in the computation of diluted earnings per share for the twelve months ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively, because to do so would have been antidilutive.
The computation of basic and diluted net income per share is as follows:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Basic and diluted net income per share:
Net income	$16,712	$38,536	$36,176
Less: income allocated to participating securities	135	441	647
Net income available to common stockholders	$16,577	$38,095	$35,529

Weighted average common shares, basic	26,682,227	26,515,029	26,293,714
Restricted stock units	6,952	7,167	2,335
Weighted average common shares, diluted	26,689,179	26,522,196	26,296,049

Basic net income per common share	$0.62	$1.44	$1.35
Diluted net income per common share	$0.62	$1.44	$1.35

13. Commitments and Contingencies
Lease Assignments. Taco Cabana has assigned three leases to various parties on properties where it no longer operates restaurants with lease terms expiring on various dates through 2029. The assignees are responsible for making the payments required by the leases. The Company is a guarantor under one of the leases, and it remains secondarily liable as a surety with respect to two of the leases. The maximum potential liability for future rental payments that the Company could be required to make under these leases at January 1, 2017 was $1.7 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

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
14. Retirement Plans
Fiesta offers the Company's salaried employees the option to participate in the Fiesta Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Fiesta may elect to contribute to the Retirement Plan on an annual basis. Contributions made by Fiesta to the Retirement Plan for the Company's employees are made after the end of each plan year. For 2016 and 2015, Fiesta's annual contribution is equal to 50% of the employee's contribution up to a maximum Fiesta contribution of 3% of eligible compensation per participating employee. For 2014, Fiesta's annual contribution was equal to 50% of the employee's contribution up to a maximum Fiesta contribution $0.5 per participating employee. Under the Retirement Plan, Fiesta contributions begin to vest after 1 year and fully vest after 5 years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Retirement Plan employer matching expense for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $0.3 million, $0.3 million and $0.2 million respectively.
Fiesta also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At January 1, 2017 and January 3, 2016, a total of $2.0 million and $1.7 million, respectively, was deferred by the Company's employees under the Retirement Plan, including accrued interest.

FIESTA RESTAURANT GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except per share amounts)

15. Selected Quarterly Financial and Earnings Data (Unaudited)

	Year Ended January 1, 2017
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Revenue	$176,677	$181,532	$182,256		$171,305
Income (loss) from operations	16,141	14,576	(6,737)	(1)	3,239	(1)
Net income (loss)	9,895	8,916	(4,531)	(1)	2,432	(1)
Basic net income (loss) per share	$0.37	$0.33	$(0.17)		$0.09
Diluted net income (loss) per share	$0.37	$0.33	$(0.17)		$0.09

	Year Ended January 3, 2016
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Revenue	$163,875	$171,900	$172,105		$179,512
Income from operations	17,458	18,646	13,009		13,358
Net income	10,501	11,249	7,945		8,841
Basic net income per share	$0.39	$0.42	$0.30		$0.33
Diluted net income per share	$0.39	$0.42	$0.30		$0.33

(1) The Company recognized impairment and other lease charges of $18.5 million and $7.0 million in the third and fourth quarters of 2016, respectively (See Note 4).

FIESTA RESTAURANT GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars)

	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deduction	Balance at end of period
Year Ended January 1, 2017:
Deferred income tax valuation allowance	$1,036	$(180)	$—	$—	$856
Year Ended January 3, 2016:
Deferred income tax valuation allowance	1,010	26	—	—	1,036
Year Ended December 28, 2014:
Deferred income tax valuation allowance	516	494	—	—	1,010

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of February 2017.

FIESTA RESTAURANT GROUP, INC.

Date:	February 27, 2017	/S/ DANNY K. MEISENHEIMER
(Signature)
Danny K. Meisenheimer Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK A. SMITH	Director and Chairman of the Board of Directors	February 27, 2017
Jack A. Smith
/s/ DANNY K. MEISENHEIMER	Interim Chief Executive Officer	February 27, 2017
Danny K. Meisenheimer
/s/ LYNN S. SCHWEINFURTH	Senior Vice President, Chief Financial Officer and Treasurer	February 27, 2017
Lynn S. Schweinfurth
/s/ CHERI L. KINDER	Vice President, Corporate Controller	February 27, 2017
Cheri L. Kinder
/s/ BRIAN P. FRIEDMAN	Director	February 27, 2017
Brian P. Friedman
/s/ NICHOLAS DARAVIRAS	Director	February 27, 2017
Nicholas Daraviras
/s/ STACEY RAUCH	Director	February 27, 2017
Stacey Rauch
/s/ BARRY J. ALPERIN	Director	February 27, 2017
Barry J. Alperin
/s/ STEPHEN P. ELKER	Director	February 27, 2017
Stephen P. Elker