Form 10-Q
period 2017-04-02
Fiesta Restaurant Group, Inc.
filed 2017-05-08
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on their Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2017, Fiesta Restaurant Group, Inc. had 27,063,649 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED APRIL 2, 2017

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	April 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash	$7,712	$4,196
Trade receivables	9,207	8,771
Inventories	2,688	2,865
Prepaid rent	3,639	3,575
Income tax receivable	210	3,304
Prepaid expenses and other current assets	5,908	4,231
Total current assets	29,364	26,942
Property and equipment, net	241,705	270,920
Goodwill	123,484	123,484
Deferred income taxes	26,225	14,377
Other assets	5,867	5,842
Total assets	$426,645	$441,565
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$91	$89
Accounts payable	14,481	16,165
Accrued payroll, related taxes and benefits	12,999	12,275
Accrued real estate taxes	3,537	6,924
Other liabilities	12,455	11,316
Total current liabilities	43,563	46,769
Long-term debt, net of current portion	74,399	71,423
Lease financing obligations	1,664	1,664
Deferred income—sale-leaseback of real estate	26,264	27,165
Other liabilities	30,967	30,369
Total liabilities	176,857	177,390
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 27,063,800 and 26,884,992 shares, respectively, and outstanding 26,787,205 and 26,755,640 shares, respectively.	268	267
Additional paid-in capital	163,923	163,204
Retained earnings	85,597	100,704
Total stockholders' equity	249,788	264,175
Total liabilities and stockholders' equity	$426,645	$441,565

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 2, 2017 AND APRIL 3, 2016
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended
Revenues:	April 2, 2017	April 3, 2016
Restaurant sales	$174,977	$175,939
Franchise royalty revenues and fees	630	738
Total revenues	175,607	176,677
Costs and expenses:
Cost of sales	50,948	54,050
Restaurant wages and related expenses (including stock-based compensation expense of $109 and $36, respectively)	48,132	45,052
Restaurant rent expense	9,862	8,921
Other restaurant operating expenses	24,068	22,388
Advertising expense	7,539	6,995
General and administrative (including stock-based compensation expense of $537 and $975, respectively)	16,008	13,848
Depreciation and amortization	9,186	8,336
Pre-opening costs	424	1,182
Impairment and other lease charges	32,414	12
Other expense (income), net	144	(248)
Total operating expenses	198,725	160,536
Income (loss) from operations	(23,118)	16,141
Interest expense	584	558
Income (loss) before income taxes	(23,702)	15,583
Provision for (benefit from) income taxes	(8,642)	5,688
Net income (loss)	$(15,060)	$9,895
Basic net income (loss) per share	$(0.56)	$0.37
Diluted net income (loss) per share	$(0.56)	$0.37
Basic weighted average common shares outstanding	26,774,103	26,605,717
Diluted weighted average common shares outstanding	26,774,103	26,612,021

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED APRIL 2, 2017 AND APRIL 3, 2016
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of Common Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 3, 2016	26,571,602	$266	$159,724	$83,992	$243,982
Stock-based compensation	—	—	1,011	—	1,011
Vesting of restricted shares	59,040	—	—	—	—
Tax deficiency from stock-based compensation			(43)		(43)
Net income	—	—	—	9,895	9,895
Balance at April 3, 2016	26,630,642	$266	$160,692	$93,887	$254,845

Balance at January 1, 2017	26,755,640	$267	$163,204	$100,704	$264,175
Stock-based compensation	—	—	646	—	646
Vesting of restricted shares	31,565	1	—	—	1
Cumulative effect of adopting a new accounting standard (Note 1)			73	(47)	26
Net loss	—	—	—	(15,060)	(15,060)
Balance at April 2, 2017	26,787,205	$268	$163,923	$85,597	$249,788

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 2, 2017 AND APRIL 3, 2016
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016

Cash flows from operating activities:
Net income (loss)	$(15,060)	$9,895
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	838	(39)
Stock-based compensation	646	1,011
Impairment and other lease charges	32,414	12
Depreciation and amortization	9,186	8,336
Amortization of deferred financing costs	77	77
Amortization of deferred gains from sale-leaseback transactions	(901)	(901)
Deferred income taxes	(11,848)	—
Changes in other operating assets and liabilities	(3,140)	(380)
Net cash provided from operating activities	12,212	18,011
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(8,571)	(14,086)
Restaurant remodeling	(217)	(243)
Other restaurant capital expenditures	(1,689)	(910)
Corporate and restaurant information systems	(1,197)	(1,552)
Total capital expenditures	(11,674)	(16,791)
Properties purchased for sale-leaseback	—	(2,663)
Proceeds from disposals of other properties	—	236
Net cash used in investing activities	(11,674)	(19,218)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	—	92
Borrowings on revolving credit facility	5,000	6,400
Repayments on revolving credit facility	(2,000)	(6,500)
Principal payments on capital leases	(22)	(13)
Net cash provided by (used in) financing activities	2,978	(21)
Net increase (decrease) in cash	3,516	(1,228)
Cash, beginning of period	4,196	5,281
Cash, end of period	$7,712	$4,053
Supplemental disclosures:
Interest paid on long-term debt	$522	$473
Interest paid on lease financing obligations	$36	$35
Accruals for capital expenditures	$6,754	$7,764
Income tax payments, net	$86	$282

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At April 2, 2017, the Company owned and operated 180 Pollo Tropical® restaurants and 167 Taco Cabana® restaurants. The Pollo Tropical restaurants included 131 located in Florida, 30 located in Texas, 16 located in Georgia and three located in Tennessee. The Taco Cabana restaurants included 166 located in Texas and one located in Oklahoma. At April 2, 2017, the Company franchised a total of 34 Pollo Tropical restaurants and seven Taco Cabana restaurants. The franchised Pollo Tropical restaurants included 17 in Puerto Rico, one in the Bahamas, two in Guyana, one in Venezuela, four in Panama, two in Guatemala, and seven on college campuses and at a hospital in Florida. The franchised Taco Cabana restaurants included five in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 1, 2017 contained 52 weeks. The three months ended April 2, 2017 and April 3, 2016 each contained thirteen weeks. The fiscal year ending December 31, 2017 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three months ended April 2, 2017 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended April 2, 2017 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2017 included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2017. The January 1, 2017 balance sheet data is derived from those audited financial statements.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value and carrying value of the Company's senior credit facility were approximately $72.9 million at April 2, 2017 and $69.9 million at January 1, 2017.

Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. See Note 2.
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
Guidance Adopted in 2017. In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. In the first quarter of 2017, the Company prospectively adopted the amendments in this guidance that relate to the classification of excess tax benefits or tax benefit deficiencies from share-based payment arrangements in the statement of cash flows and income statement. Excess tax benefits from share-based payment arrangements result from share-based compensation windfall deductions in excess of compensation costs for financial reporting purposes and tax benefit deficiencies result from share-based compensation deduction shortfalls. During the three months ended April 2, 2017, the Company recognized $0.1 million of tax benefit deficiencies, which pursuant to the adopted guidance increased income tax expense and decreased net income by $0.1 million. Effective January 2, 2017, the Company elected to change its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a $0.1 million cumulative-effect adjustment to beginning retained earnings in the first quarter of 2017 as a result of adopting the standard.
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
A summary of impairment on long-lived assets and other lease charges recorded by segment is as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
Pollo Tropical	$32,071	$—
Taco Cabana	343	12
	$32,414	$12

On April 24, 2017, the Company announced a strategic renewal plan to drive long-term value that includes the closure of 30 Pollo Tropical restaurants outside its core Florida markets. The Company has subsequently closed all Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee. The Company will continue to operate 19 Pollo Tropical restaurants outside of Florida, including 13 in Atlanta and six in south Texas. Up to five closed restaurants in Texas may be rebranded as Taco Cabana restaurants.
In the first quarter of 2017, the Company recognized impairment charges with respect to the 30 restaurants that it subsequently closed in the second quarter of 2017, seven of which were impaired in 2016, as well as an additional impairment charge related to previously closed restaurants primarily as a result of the decision not to convert a location to a Taco Cabana restaurant. The Company also recognized an impairment charge with respect to three Taco Cabana restaurants that it continues to operate. Impairment and other lease charges for the three months ended April 2, 2017 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $32.0 million and $0.3 million, respectively, and lease and other charges related to closed Pollo Tropical restaurants of $0.1 million, net of recoveries. The Company will recognize lease and other charges related to the closed restaurants in the second quarter of 2017.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company’s history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the three months ended April 2, 2017 totaled $15.2 million, which primarily consist of leasehold improvements related to Pollo Tropical restaurants that may be rebranded as Taco Cabana restaurants and the estimated fair value of owned properties.
3. Other Liabilities
Other liabilities, current, consist of the following:

	April 2, 2017	January 1, 2017
Accrued workers' compensation and general liability claims	$5,673	$4,838
Sales and property taxes	1,834	1,844
Accrued occupancy costs	2,104	2,161
Other	2,844	2,473
	$12,455	$11,316

Other liabilities, long-term, consist of the following:

	April 2, 2017	January 1, 2017
Accrued occupancy costs	$20,175	$20,172
Deferred compensation	1,826	2,027
Accrued workers’ compensation and general liability claims	4,030	4,030
Other	4,936	4,140
	$30,967	$30,369

Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $2.6 million and $3.1 million are included in long-term accrued occupancy costs at April 2, 2017 and January 1, 2017, respectively, with the remainder in other current liabilities.

	Three Months Ended April 2, 2017	Year Ended January 1, 2017
Balance, beginning of period	$4,912	$1,832
Provisions for restaurant closures	421	3,093
Additional lease charges, net of (recoveries)	(281)	(237)
Payments, net	(708)	(806)
Other adjustments	171	1,030
Balance, end of period	$4,515	$4,912

4. Stock-Based Compensation
During the three months ended April 2, 2017 and April 3, 2016, the Company granted certain employees 187,342 and 50,087 non-vested restricted shares, respectively, under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). These shares generally vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for these non-vested shares issued to employees during the three months ended April 2, 2017 and April 3, 2016 was $20.75 and $35.25, respectively.
During the three months ended April 2, 2017 and April 3, 2016, the Company granted certain employees 11,745 and 5,762 restricted stock units, respectively, under the Fiesta Plan. The restricted stock units granted during the three months ended April 2, 2017 and April 3, 2016 vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

at grant date for these restricted stock units issued to employees during the three months ended April 2, 2017 and April 3, 2016 was $20.75 and $35.25, respectively.
Also during the three months ended April 3, 2016, the Company granted 33,691 non-vested restricted shares and 33,691 restricted stock units, respectively, under the Fiesta Plan to certain employees subject to performance conditions. The non-vested restricted shares vest and become non-forfeitable over a four year vesting period subject to the attainment of financial performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three year vesting period. The number of shares into which the restricted stock units convert is based on the attainment of certain financial performance conditions and for the restricted stock units granted during the three months ended April 3, 2016, ranges from no shares, if the minimum financial performance condition is not met, to 67,382 shares, if the maximum performance condition is met. The weighted average fair value at grant date for both restricted non-vested shares and restricted stock units subject to financial performance conditions granted during the three months ended April 3, 2016 was $35.25.
Stock-based compensation expense for the three months ended April 2, 2017 was $0.6 million, and for the three months ended April 3, 2016 was $1.0 million. At April 2, 2017, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $7.0 million. At April 2, 2017, the remaining weighted average vesting period for non-vested restricted shares was 3.2 years and restricted stock units was 2.0 years.
A summary of all non-vested restricted shares and restricted stock units activity for the three months ended April 2, 2017 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Price	Units	Weighted Average Grant Date Price
Outstanding at January 1, 2017	129,352	$37.94	51,445	$46.59
Granted	187,342	20.75	11,745	20.75
Vested/Released	(31,463)	35.04	(102)	50.38
Forfeited	(8,636)	40.95	(914)	42.39
Outstanding at April 2, 2017	276,595	$26.53	62,174	$41.76

The fair value of the non-vested restricted shares and restricted stock units is based on the closing price on the date of grant.
5. Business Segment Information
The Company is engaged in the fast-casual restaurant industry, with two restaurant concepts (each of which is an operating segment): Pollo Tropical and Taco Cabana. Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food while our Taco Cabana restaurants offer a broad selection of freshly prepared Mexican inspired food.
Each segment's accounting policies are the same as those described in the summary of significant accounting policies in Note 1 to the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2017. The Company reports more than one measure of segment profit or loss to the chief operating decision maker for the purposes of allocating resources to the segments and assessing their performance. The primary measures of segment profit or loss used to assess performance and allocate resources are income (loss) before taxes and Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Although the chief operating decision maker uses Adjusted EBITDA as a measure of segment profitability, in accordance with Accounting Standards Codification 280, Segment Reporting, the following table includes segment income (loss) before taxes, which is the measure of segment profit or loss determined in accordance with the measurement principles that are most consistent with the principles used in measuring the corresponding amounts in the consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The “Other” column includes corporate-related items not allocated to reportable segments and consists primarily of corporate-owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, a current income tax receivable, and advisory fees related to a previously proposed and terminated separation transaction.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
April 2, 2017:
Restaurant sales	$99,310	$75,667	$—	$174,977
Franchise revenue	449	181	—	630
Cost of sales	29,947	21,001	—	50,948
Restaurant wages and related expenses (1)	24,046	24,086	—	48,132
Restaurant rent expense	5,375	4,487	—	9,862
Other restaurant operating expenses	13,389	10,679	—	24,068
Advertising expense	4,325	3,214	—	7,539
General and administrative expense (2)	8,894	7,114	—	16,008
Depreciation and amortization	6,083	3,103	—	9,186
Pre-opening costs	332	92	—	424
Impairment and other lease charges	32,071	343	—	32,414
Interest expense	249	335	—	584
Income (loss) before taxes	(25,096)	1,394	—	(23,702)
Capital expenditures	8,663	2,696	315	11,674
April 3, 2016:
Restaurant sales	$98,906	$77,033	$—	$175,939
Franchise revenue	577	161	—	738
Cost of sales	31,604	22,446	—	54,050
Restaurant wages and related expenses (1)	22,896	22,156	—	45,052
Restaurant rent expense	4,644	4,277	—	8,921
Other restaurant operating expenses	12,592	9,796	—	22,388
Advertising expense	3,762	3,233	—	6,995
General and administrative expense (2)	7,685	5,462	701	13,848
Depreciation and amortization	5,278	3,058	—	8,336
Pre-opening costs	1,114	68	—	1,182
Impairment and other lease charges	—	12	—	12
Interest expense	251	307	—	558
Income (loss) before taxes	9,669	6,615	(701)	15,583
Capital expenditures	14,099	1,634	1,058	16,791
Identifiable Assets:
April 2, 2017	$247,967	$170,169	$8,509	$426,645
January 1, 2017	263,868	165,195	12,502	441,565

(1) Includes stock-based compensation expense of $109 and $36 for the three months ended April 2, 2017 and April 3, 2016, respectively.
(2) Includes stock-based compensation expense of $537 and $975 for the three months ended April 2, 2017 and April 3, 2016, respectively.
6. Net Income (Loss) per Share
The Company computes basic net income (loss) per share by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares and are thus considered participating securities. The impact of the participating securities is included in the computation of basic net income per share pursuant to th

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

e two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Net income per common share is computed by dividing undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the weighted average shares outstanding during the period.
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
For the three months ended April 2, 2017, all restricted stock units outstanding were excluded from the computation of diluted earnings per share because to do so would have been antidilutive as a result of the net loss in the first quarter of 2017. Weighted average outstanding restricted stock units totaling 7,407 shares for the three months ended April 3, 2016, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
Basic and diluted net income (loss) per share:
Net income (loss)	$(15,060)	$9,895
Less: income allocated to participating securities	—	(93)
Net income (loss) available to common shareholders	$(15,060)	$9,802
Weighted average common shares, basic	26,774,103	26,605,717
Restricted stock units	—	6,304
Weighted average common shares, diluted	26,774,103	26,612,021

Basic net income (loss) per share	$(0.56)	$0.37
Diluted net income (loss) per share	$(0.56)	$0.37

7. Commitments and Contingencies
Lease Assignments. Taco Cabana has assigned three leases to various parties on properties where it no longer operates restaurants with lease terms expiring on various dates through 2029. The assignees are responsible for making the payments required by the leases. The Company is a guarantor under one of the leases, and it remains secondarily liable as a surety with respect to two of the leases. The maximum potential liability for future rental payments that the Company could be required to make under these leases at April 2, 2017 was $1.6 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 1, 2017 contained 52 weeks. The three months ended April 2, 2017 and April 3, 2016 each contained thirteen weeks. The fiscal year ending December 31, 2017 will contain 52 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 years and 40 years, respectively, of operating history and loyal customer bases in their core markets. Our Pollo Tropical restaurants offer a wide variety of freshly prepared Caribbean inspired food, while our Taco Cabana restaurants offer a broad selection of freshly prepared Mexican inspired food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of April 2, 2017, our company-owned restaurants included 180 Pollo Tropical restaurants and 167 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of April 2, 2017, we had 27 franchised Pollo Tropical restaurants located in Puerto Rico, the Bahamas, Venezuela, Panama, Guatemala and Guyana, and seven licensed locations on college campuses and at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of April 2, 2017, we had five franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Recent Events Affecting our Results of Operations
On April 24, 2017, we announced a strategic renewal plan to drive long-term value (the "Renewal Plan") that initially focuses on revitalizing restaurant performance in core markets and included the closure of 30 Pollo Tropical restaurants outside our core Florida markets. We closed all Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee. We will continue to operate 19 Pollo Tropical restaurants outside of Florida, including 13 in Atlanta and six in south Texas. Up to five closed restaurants in Texas may be rebranded as Taco Cabana restaurants.
Strategic Renewal Plan Designed to Drive Long-Term Value Creation
As part of the Renewal Plan, we intend to relaunch the Pollo Tropical brand in September of this year and to relaunch the Taco Cabana brand late in the year once priority initiatives under the Renewal Plan are achieved.
Priority initiatives include the following:
Revitalizing Our Brands in Core Markets

•	Return to the founding principles that made each brand iconic

•	Improve quality and freshness of natural ingredients across the entire menu at both brands

•	Staff and manage restaurants to deliver the exceptional hospitality necessary to further build affinity and loyalty

•	Implement high quality systems that improve the guest experience and operational efficiency, including state-of-the-art digital platforms

•	Address deferred maintenance needs to bring restaurants up to a high quality standard
Managing Capital and Financial Discipline

•	Reduce costs throughout the organization to offset investments being made to enhance the guest experience

•	Until the relaunch, reduce broadcast media where possible and optimize post-launch advertising support

•	Analyze price elasticity across the restaurant portfolio, retaining a strong value proposition

•	Curtail new restaurant development and remodeling until revitalization is established
Establishing Platforms for Long Term Growth

•	Differentiate brands through refined positioning, marketing and digital strategies

•	Enhance catering and delivery capabilities, utilizing digital platforms including online ordering

•	Reformulate strategy to position each brand for successful future expansion outside of its core markets by leveraging a robust analytical process and deep industry expertise

•	Maximize cash-on-cash returns by refining restaurant prototypes to appeal to our target audience and optimizing the restaurant footprint
Store Closures

•
We closed all Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee, however, we will continue to own and operate 19 Pollo Tropical restaurants outside of Florida, including 13 in Atlanta and six in south Texas in which to apply and prove successful regional strategies for future Pollo Tropical expansion beyond Florida

•	Up to five closed restaurants in Texas may be rebranded as Taco Cabana restaurants

•	Where possible, employees impacted by restaurant closures were offered positions at nearby restaurants
As a result, we recognized impairment charges in the first quarter of 2017, with respect to the 30 restaurants that we subsequently closed in the second quarter of 2017, seven of which were impaired in 2016, as well as an additional impairment charge related to previously closed restaurants primarily as a result of the decision not to convert a location to a Taco Cabana restaurant. We also recognized an impairment charge with respect to three Taco Cabana restaurants that we continue to operate. Impairment and other lease charges for the three months ended April 2, 2017 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $32.0 million and $0.3 million, respectively, and lease and other charges related to closed Pollo Tropical restaurants of $0.1 million, net of recoveries. We will recognize lease and other charges related to the closed restaurants in the second quarter of 2017.
The 30 closed restaurants contributed approximately $3.8 million in restaurant-level operating losses to income from operations, including $1.2 million of depreciation expense for the three months ended April 2, 2017.
The fast-casual restaurant industry experienced a continued general slowdown in 2016 that continued into the first quarter of 2017, specifically in Florida and Texas. We believe the challenging market and industry conditions in Florida and Texas and, in the case of Pollo Tropical, sales cannibalization from new restaurants on existing restaurants contributed to a decline in comparable restaurant transactions and sales in the first quarter of 2017.
Executive Summary - Consolidated Operating Performance for the Three Months Ended April 2, 2017
Our first quarter 2017 results and highlights include the following:

•
Net income (loss) decreased $25.0 million to $(15.1) million in the first quarter of 2017, or $(0.56) per diluted share, compared to net income of $9.9 million, or $0.37 per diluted share in the first quarter of 2016, due primarily to impairment charges, new restaurant performance, lower comparable restaurant sales and higher operating expenses and general and administrative costs.

•
Total revenues decreased 0.6% in the first quarter of 2017 to $175.6 million compared to $176.7 million in the first quarter of 2016, driven primarily by a decrease in comparable restaurant sales. Comparable restaurant sales decreased 4.5% for our Taco Cabana restaurants resulting primarily from a decrease in comparable restaurant transactions of 4.0% and a decrease in average check of 0.5%. Comparable restaurant sales decreased 6.7% for our Pollo Tropical restaurants resulting primarily from a decrease in comparable restaurant transactions of 8.9% partially offset by an increase in average check of 2.2%.

•
During the first quarter of 2017, we opened three company-owned Pollo Tropical restaurants and one Taco Cabana restaurant. During the first quarter of 2016, we opened six company-owned Pollo Tropical restaurants.

•
Adjusted EBITDA decreased $6.0 million in the first quarter of 2017 to $19.3 million compared to $25.3 million in the first quarter of 2016, driven by lower profitability as a result of new restaurant performance, lower comparable restaurant sales, higher operating expenses and general and administrative costs. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation from net income to Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

January 1, 2017	177	35	212	166	7	173
New	3	2	5	1	—	1
Closed	—	(3)	(3)	—	—	—
April 2, 2017	180	34	214	167	7	174

January 3, 2016	155	35	190	162	6	168
New	6	1	7	—	—	—
Closed	—	—	—	—	—	—
April 3, 2016	161	36	197	162	6	168

Three Months Ended April 2, 2017 Compared to Three Months Ended April 3, 2016
The following table sets forth, for the three months ended April 2, 2017 and April 3, 2016, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					56.8%	56.2%
Taco Cabana					43.2%	43.8%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	30.2%	32.0%	27.8%	29.1%	29.1%	30.7%
Restaurant wages and related expenses	24.2%	23.1%	31.8%	28.8%	27.5%	25.6%
Restaurant rent expense	5.4%	4.7%	5.9%	5.6%	5.6%	5.1%
Other restaurant operating expenses	13.5%	12.7%	14.1%	12.7%	13.8%	12.7%
Advertising expense	4.4%	3.8%	4.2%	4.2%	4.3%	4.0%
Pre-opening costs	0.3%	1.1%	0.1%	0.1%	0.2%	0.7%
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
Total revenues decreased 0.6% to $175.6 million in the first quarter of 2017 from $176.7 million in the first quarter of 2016. Restaurant sales decreased 0.5% to $175.0 million in the first quarter of 2017 from $175.9 million in the first quarter of 2016.

The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana for the first quarter of 2017 compared to the first quarter of 2016 (in millions).

Pollo Tropical:
Decrease in comparable restaurant sales	$(6.0)
Incremental sales related to new restaurants, net of closed restaurants	6.4
Total increase	$0.4

Taco Cabana:
Decrease in comparable restaurant sales	$(3.4)
Incremental sales related to new restaurants, net of closed restaurants	2.0
Total decrease	$(1.4)
Comparable restaurant sales for Pollo Tropical restaurants decreased 6.7% in the first quarter of 2017. Comparable restaurant sales for Taco Cabana restaurants decreased 4.5% in the first quarter of 2017. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, a decrease in comparable restaurant transactions of 8.9% was partially offset by menu price increases that drove an increase in restaurant sales of 2.0% in the first quarter of 2017 as compared to the first quarter of 2016. For Taco Cabana, a decrease in comparable restaurant transactions of 4.0% and a decrease in average check driven by unfavorable sales mix was partially offset by menu price increases that positively impacted restaurant sales by 2.2% in the first quarter of 2017 as compared to the first quarter of 2016. As a result of new restaurant openings, expected sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.7% in the first quarter of 2017. Comparable restaurant sales for both brands continue to be negatively impacted by the general fast-casual industrywide slowdown in restaurant sales in Florida and Texas.
According to data reported by TDn2K’s Black Box Intelligence, in the first quarter of 2017 comparable restaurant transactions in the fast casual segment declined 680 bps and 650 bps in Florida and Texas, respectively. Pollo Tropical comparable restaurant transactions in Florida were approximately 100 basis points lower than fast casual restaurant peers and Taco Cabana comparable restaurant transactions in Texas were 250 basis points higher than fast casual restaurant peers. Sales cannibalization negatively impacted Pollo Tropical comparable restaurant transactions in Florida by approximately 0.7%.
In addition, restaurants in newer markets generally have lower sales than restaurants in mature markets. As a result, Pollo Tropical revenues have grown at a slower rate than the average number of restaurants.
Franchise revenues remained relatively stable and decreased by $0.1 million to $0.6 million in the first quarter of 2017 from $0.7 million in the first quarter of 2016.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the first quarter of 2017 compared to the first quarter of 2016. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Lower commodity costs	(0.8)%
Menu price increases	(0.8)%
Improved operating efficiencies	(0.4)%
Lower promotions and discounts	(0.2)%
Sales mix	0.3%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(1.8)%

Restaurant wages and related expenses:
Higher labor costs for new restaurants(1)	0.5%
Higher labor costs for comparable restaurants(1)	0.4%
Higher workers compensation costs(1)	0.1%
Higher incentive bonus costs(2)	0.2%
Lower medical benefit costs(1)	(0.2)%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	1.1%

Other operating expenses:
Higher utility costs(1)	0.3%
Higher insurance costs(1)	0.2%
Higher real estate taxes generally related to new restaurants(1)	0.2%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.8%

Advertising expense:
Unused pre-production costs and increase in advertising	0.6%
Net increase in advertising expense as a percentage of restaurant sales	0.6%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.8)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.8)%
(1) Includes the impact of lower sales on fixed and semi-fixed costs.
(2) Includes the impact of a one-time revised bonus plan designed to promote retention.

Taco Cabana:
Cost of sales:
Lower commodity costs	(1.3)%
Menu price increases	(0.6)%
Higher promotions and discounts	0.8%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.3)%

Restaurant wages and related expenses:
Higher labor costs(1)	2.2%
Higher medical costs(1)	0.3%
Higher incentive bonus costs(2)	0.5%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	3.0%

Other operating expenses:
Higher repairs and maintenance costs(1)	0.2%
Higher operating supplies(1)	0.2%
Higher real estate taxes(1)	0.4%
Other(1)	0.6%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.4%

Advertising expense:
Net change in advertising expense as a percentage of restaurant sales	—%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%
(1) Includes the impact of lower sales on fixed and semi-fixed costs.
(2) Includes the impact of a one-time revised bonus plan designed to promote retention.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.6% in the first quarter of 2017 from 5.1% in the first quarter of 2016 primarily as a result of new restaurants that generally have higher rent and lower sales, and the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $16.0 million in the first quarter of 2017 and $13.8 million in the first quarter of 2016, and as a percentage of total revenues, general and administrative expenses increased to 9.1% in the first quarter of 2017 compared to 7.8% in the first quarter of 2016, due primarily to the costs described below, higher incentive-based compensation costs and higher medical costs. The increase in incentive-based compensation costs was due primarily to retention-related bonus costs in the first quarter of 2017 and favorable adjustments related to 2015 bonuses in the first quarter of 2016. General and administrative expenses in the first quarter of 2017 included a $0.8 million charge for terminated capital project costs, $0.8 million of financial and legal advisory and other fees related to the Company’s CEO and board member searches, shareholder activism and related matters and a $0.3 million write-off of site development costs related to locations that we decided not to develop, partially offset by the benefit of $0.5 million related to litigation matters. General and administrative expenses in the first quarter of 2016 included $0.7 million of financial and legal advisory fees and $0.1 million for the write-off of site costs related to locations that we decided not to develop, partially offset by the benefit of $0.3 million related to litigation matters.
Adjusted EBITDA. Adjusted EBITDA, which is one of the measures of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense. Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal, supply chain, human resources, development, and other administrative functions. Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and a reconciliation from net income to Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for Pollo Tropical decreased to $13.8 million in the first quarter of 2017 from $15.7 million in the first quarter of 2016 primarily as a result of lower profitability at new restaurants, the impact of lower comparable restaurant sales and higher operating expenses and general and administrative costs. Adjusted EBITDA for Taco Cabana decreased to $5.5 million in the first quarter of 2017 from $10.2 million in the first quarter of 2016 primarily as a result of the impact of lower comparable restaurant sales, and higher operating expenses and general and administrative costs. Consolidated Adjusted EBITDA decreased to $19.3 million in the first quarter of 2017 from $25.3 million in the first quarter of 2016.
Depreciation and Amortization. Depreciation and amortization expense increased to $9.2 million in the first quarter of 2017 from $8.3 million in the first quarter of 2016 due primarily to increased depreciation related to new restaurant openings.
Impairment and Other Lease Charges. As discussed under Recent Events Affecting our Results of Operations, on April 24, 2017, we announced a strategic renewal plan to drive long-term value that includes the closure of 30 Pollo Tropical restaurants outside our core Florida markets. We closed all Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee. we will continue to operate 19 Pollo Tropical restaurants outside of Florida, including 13 in Atlanta and six in south Texas. Up to five closed restaurants in Texas may be rebranded as Taco Cabana restaurants.
In the first quarter of 2017, we recognized impairment charges with respect to the 30 restaurants that we subsequently closed in the second quarter of 2017, seven of which were impaired in 2016, as well as an additional impairment charge related to previously closed restaurants primarily as a result of the decision not to convert a location to a Taco Cabana restaurant. We also recognized an impairment charge with respect to three Taco Cabana restaurants that it continues to operate. Impairment and other lease charges for the three months ended April 2, 2017 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $32.0 million and $0.3 million, respectively, and lease and other charges related to closed Pollo Tropical restaurants of $0.1 million, net of recoveries. We will recognize lease and other charges related to the closed restaurants in the second quarter of 2017.
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
Many new restaurants in Pollo Tropical’s emerging markets have opened at lower sales volumes and have not yet achieved the sales volumes required to generate positive cash flows. Pollo Tropical's emerging markets have included Atlanta, Nashville and Texas. Subsequent to the restaurant closures discussed above, Pollo Tropical’s emerging markets include Atlanta and south Texas. The combined carrying values of the operating restaurants in Atlanta and south Texas are $21.2 million and $12.5 million, respectively, as of April 2, 2017.
We have initiated operational and transactional growth plans to drive improved performance in the Atlanta and south Texas markets and will continue to evaluate their long-term viability. Our estimates of future cash flows assume these plans will succeed and sales will reach the levels required to generate cash flows that exceed the carrying value of the restaurants. Our cash flow projections include, among other things, significant sales growth as the result of the introduction of broadcast media, dedicated sales positions to build our catering business, increased frequency with the launch of our loyalty program, third party delivery and local store marketing. If these assumptions change in the future or the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Three operating Pollo Tropical restaurants open more than twelve months in markets outside of Florida with a combined carrying value of $4.9 million had projected cash flows that exceed the restaurant's carrying value by a small margin. In addition, six operating Pollo Tropical restaurants opened during 2016 in markets outside of Florida with a combined carrying value of $11.0 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. The nine restaurants contributed approximately $0.9 million in restaurant-level operating losses to income from operations, including $0.4 million in depreciation expense for the three months ended April 2, 2017. In addition, one Taco Cabana restaurant with a carrying value of $1.0 million had projected cash flows that exceed the restaurant’s carrying value by a small margin. For these restaurants, if expected performance improvements described above are not realized, an impairment charge may be recognized in future periods, and such charge could be material.
Other Expense (Income), Net. Other expense of $0.1 million in the first quarter of 2017 primarily consisted of costs for the removal of signs and equipment related to closed Pollo Tropical restaurants. Other income of $0.2 million in the first quarter of 2016 primarily consisted of expected business interruption insurance proceeds for a Pollo Tropical location that was temporarily closed due to a fire.
Interest Expense. Interest expense was $0.6 million in the first quarter of 2017 and 2016.
Provision for (Benefit from) Income Taxes. The effective tax rate was 36.5% for the first quarter of 2017 and the first quarter of 2016. The benefit from income taxes for the first quarter of 2017 was derived using an estimated annual effective tax rate, excluding the discrete impact of a tax benefit deficiency from the vesting of restricted shares and the tax benefit resulting from impairment and other lease charges of $0.1 million and $11.8 million, respectively, of 35.6%. The provision for income taxes for the first quarter of 2016 was derived using an estimated effective annual income tax rate of 36.5%. As discussed in Note 1, tax benefit deficiencies and excess tax benefits created upon the vesting of restricted shares are now recorded as a discrete item within the income tax provision. These amounts were previously recorded as an adjustment to Additional paid-in capital.
Net Income (Loss). As a result of the foregoing, we had a net loss of $15.1 million in the first quarter of 2017 compared to net income of $9.9 million in the first quarter of 2016.
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
Operating Activities. Net cash provided by operating activities in the first three months of 2017 and 2016 was $12.2 million and $18.0 million, respectively. The decrease in net cash provided by operating activities in the first three months of 2017 was primarily driven by the decrease in Adjusted EBITDA and increase in deferred income taxes, partially offset by the timing of payments.
Investing Activities. Net cash used in investing activities in the first three months of 2017 and 2016 was $11.7 million and $19.2 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended April 2, 2017:
New restaurant development	$6,719	$1,852	$—	$8,571
Restaurant remodeling	212	5	—	217
Other restaurant capital expenditures(1)	896	793	—	1,689
Corporate and restaurant information systems	836	46	315	1,197
Total capital expenditures	$8,663	$2,696	$315	$11,674
Number of new restaurant openings	3	1	—	4
Three Months Ended April 3, 2016:
New restaurant development	$13,150	$936	$—	$14,086
Restaurant remodeling	243	—	—	243
Other restaurant capital expenditures(1)	425	485	—	910
Corporate and restaurant information systems	281	213	1,058	1,552
Total capital expenditures	$14,099	$1,634	$1,058	$16,791
Number of new restaurant openings	6	—	—	6
(1) Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended April 2, 2017 and April 3, 2016, total restaurant repair and maintenance expenses were approximately $4.7 million and $4.6 million, respectively.
In 2017, we expect to open eight to nine new Company-owned Pollo Tropical restaurants in Florida and six to seven new Company-owned Taco Cabana restaurants in Texas. Up to two and five closed Pollo Tropical restaurants in Texas may be converted to Taco Cabana restaurants in 2017 and 2018, respectively. Total capital expenditures in 2017 are expected to be $60.0 million to $70.0 million. Capital expenditures in 2017 are expected to include $22.0 million to $25.0 million for development of new restaurants. Our capital expenditures in 2017 are also expected to include approximately $21.0 million to $25.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for capital maintenance expenditures, approximately $3.0 million to $4.0 million for remodeling costs and approximately $14.0 million to $16.0 million of other expenditures.
In the first three months of 2016, investing activities also included $2.7 million for the purchase of a property for a sale-leaseback and a sale-leaseback transaction related to our restaurant properties.
Financing Activities. Net cash provided by financing activities in the first three months of 2017 was $3.0 million and included net revolving credit borrowings under our senior credit facility of $3.0 million. Net cash used in financing activities in the first three months of 2016 primarily included net revolving credit borrowing repayments under our senior credit facility of $0.1 million and the excess tax benefit from vesting of restricted shares of $0.1 million.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On April 2, 2017, there were $72.9 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio
(with a margin of 0.50% as of April 2, 2017), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% at April 2, 2017).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.25% at April 2, 2017) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of April 2, 2017, we were in compliance with the covenants under our senior credit facility. After reserving $5.9 million for letters of credit issued under the senior credit facility, $71.2 million was available for borrowing under the senior credit facility at April 2, 2017.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
There have been no significant changes outside the ordinary course of business to our contractual obligations since January 1, 2017. Information regarding our contractual obligations is included under "Contractual Obligations" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements for the year ended January 1, 2017 included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the three months ended April 2, 2017.
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

•
although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and such financial information does not reflect the cash required to fund such replacements; and

•
such financial information does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges and gains (such as impairment and other lease charges, other income and expense and stock-based compensation expense) have recurred and may recur.

A reconciliation from consolidated net income (loss) to Adjusted EBITDA follows:

	Three Months Ended
(Dollars in thousands)	April 2, 2017	April 3, 2016

Net income (loss)	$(15,060)	$9,895

Add:
Depreciation and amortization	9,186	8,336
Impairment and other lease charges	32,414	12
Interest expense	584	558
Provision for (benefit from) income taxes	(8,642)	5,688
Stock-based compensation expense	646	1,011
Other expense (income), net	144	(248)

Adjusted EBITDA:
Pollo Tropical	$13,811	$15,748
Taco Cabana	5,461	10,205
Fiesta	—	(701)
Consolidated	$19,272	$25,252

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
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 1, 2017 with respect to our market risk sensitive instruments.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2017.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the first quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.    Risk Factors
Part 1 - Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

FIESTA RESTAURANT GROUP, INC.

Date: May 8, 2017	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: May 8, 2017	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Senior Vice President, Chief Financial Officer and Treasurer

Date: May 8, 2017	/S/ CHERI L. KINDER
(Signature)
Cheri L. Kinder Vice President, Corporate Controller