Form 10-Q
period 2017-07-02
Fiesta Restaurant Group, Inc.
filed 2017-08-07
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2017, Fiesta Restaurant Group, Inc. had 27,089,625 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JULY 2, 2017

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	July 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash	$4,426	$4,196
Trade receivables	9,075	8,771
Inventories	2,367	2,865
Prepaid rent	3,345	3,575
Income tax receivable	584	3,304
Prepaid expenses and other current assets	9,443	4,231
Total current assets	29,240	26,942
Property and equipment, net	239,414	270,920
Goodwill	123,484	123,484
Deferred income taxes	29,023	14,377
Other assets	5,082	5,842
Total assets	$426,243	$441,565
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$94	$89
Accounts payable	18,135	16,165
Accrued payroll, related taxes and benefits	11,786	12,275
Accrued real estate taxes	5,164	6,924
Other liabilities	20,779	11,316
Total current liabilities	55,958	46,769
Long-term debt, net of current portion	62,375	71,423
Lease financing obligations	1,664	1,664
Deferred income—sale-leaseback of real estate	25,362	27,165
Other liabilities	32,082	30,369
Total liabilities	177,441	177,390
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 27,089,482 and 26,884,992 shares, respectively, and outstanding 26,835,137 and 26,755,640 shares, respectively.	268	267
Additional paid-in capital	165,097	163,204
Retained earnings	83,437	100,704
Total stockholders' equity	248,802	264,175
Total liabilities and stockholders' equity	$426,243	$441,565

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JULY 2, 2017 AND JULY 3, 2016
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
Revenues:	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Restaurant sales	$172,005	$180,835	$346,982	$356,774
Franchise royalty revenues and fees	619	697	1,249	1,435
Total revenues	172,624	181,532	348,231	358,209
Costs and expenses:
Cost of sales	50,728	54,607	101,676	108,657
Restaurant wages and related expenses (including stock-based compensation expense of ($74), $40, $35 and $76, respectively)	46,269	46,981	94,401	92,033
Restaurant rent expense	8,915	9,113	18,777	18,034
Other restaurant operating expenses	24,636	24,263	48,704	46,651
Advertising expense	4,292	7,006	11,831	14,001
General and administrative (including stock-based compensation expense of $1,248, $1,218, $1,785 and $2,193, respectively)	19,140	14,253	35,148	28,101
Depreciation and amortization	8,596	8,625	17,782	16,961
Pre-opening costs	910	2,016	1,334	3,198
Impairment and other lease charges	10,762	82	43,176	94
Other expense (income), net	654	10	798	(238)
Total operating expenses	174,902	166,956	373,627	327,492
Income (loss) from operations	(2,278)	14,576	(25,396)	30,717
Interest expense	654	535	1,238	1,093
Income (loss) before income taxes	(2,932)	14,041	(26,634)	29,624
Provision for (benefit from) income taxes	(772)	5,125	(9,414)	10,813
Net income (loss)	$(2,160)	$8,916	$(17,220)	$18,811
Basic net income (loss) per share	$(0.08)	$0.33	$(0.64)	$0.70
Diluted net income (loss) per share	$(0.08)	$0.33	$(0.64)	$0.70
Basic weighted average common shares outstanding	26,815,015	26,654,280	26,794,560	26,629,999
Diluted weighted average common shares outstanding	26,815,015	26,660,269	26,794,560	26,636,145

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JULY 2, 2017 AND JULY 3, 2016
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of Common Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 3, 2016	26,571,602	$266	$159,724	$83,992	$243,982
Stock-based compensation	—	—	2,269	—	2,269
Vesting of restricted shares	115,566	1	(1)	—	—
Tax deficiency from stock-based compensation			(81)		(81)
Net income	—	—	—	18,811	18,811
Balance at July 3, 2016	26,687,168	$267	$161,911	$102,803	$264,981

Balance at January 1, 2017	26,755,640	$267	$163,204	$100,704	$264,175
Stock-based compensation	—	—	1,820	—	1,820
Vesting of restricted shares	79,497	1		—	1
Cumulative effect of adopting a new accounting standard (Note 1)			73	(47)	26
Net loss	—	—	—	(17,220)	(17,220)
Balance at July 2, 2017	26,835,137	$268	$165,097	$83,437	$248,802

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JULY 2, 2017 AND JULY 3, 2016
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	July 2, 2017	July 3, 2016

Cash flows from operating activities:
Net income (loss)	$(17,220)	$18,811
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	931	25
Stock-based compensation	1,820	2,269
Impairment and other lease charges	43,176	94
Depreciation and amortization	17,782	16,961
Amortization of deferred financing costs	154	154
Amortization of deferred gains from sale-leaseback transactions	(1,803)	(1,791)
Deferred income taxes	(14,646)	—
Changes in other operating assets and liabilities	5,232	7,046
Net cash provided from operating activities	35,426	43,569
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(18,796)	(35,760)
Restaurant remodeling	(961)	(486)
Other restaurant capital expenditures	(3,587)	(1,995)
Corporate and restaurant information systems	(2,809)	(3,997)
Total capital expenditures	(26,153)	(42,238)
Properties purchased for sale-leaseback	—	(2,663)
Proceeds from disposals of other properties	—	226
Proceeds from sale-leaseback transactions	—	3,642
Net cash used in investing activities	(26,153)	(41,033)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	—	120
Borrowings on revolving credit facility	5,000	9,400
Repayments on revolving credit facility	(14,000)	(12,500)
Principal payments on capital leases	(43)	(28)
Net cash used in financing activities	(9,043)	(3,008)
Net increase (decrease) in cash	230	(472)
Cash, beginning of period	4,196	5,281
Cash, end of period	$4,426	$4,809
Supplemental disclosures:
Interest paid on long-term debt	$1,149	$921
Interest paid on lease financing obligations	$71	$71
Accruals for capital expenditures	$5,872	$6,093
Income tax payments, net	$2,486	$5,275

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At July 2, 2017, the Company owned and operated 153 Pollo Tropical® restaurants and 169 Taco Cabana® restaurants. The Pollo Tropical restaurants included 134 located in Florida, six located in Texas and 13 located in Georgia. The Taco Cabana restaurants included 168 located in Texas and one located in Oklahoma. At July 2, 2017, the Company franchised a total of 32 Pollo Tropical restaurants and seven Taco Cabana restaurants. The franchised Pollo Tropical restaurants included 17 in Puerto Rico, one in the Bahamas, two in Guyana, one in Venezuela, four in Panama, one in Honduras, and six on college campuses and at a hospital in Florida. The franchised Taco Cabana restaurants included five in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 1, 2017 contained 52 weeks. The three and six months ended July 2, 2017 and July 3, 2016 each contained thirteen and twenty six weeks, respectively. The fiscal year ending December 31, 2017 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and six months ended July 2, 2017 and July 3, 2016 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended July 2, 2017 and July 3, 2016 are not necessarily indicative of the results to be expected for the full year.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value and carrying value of the Company's senior credit facility were approximately $60.9 million at July 2, 2017 and $69.9 million at January 1, 2017.

Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. See Note 3.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Guidance Adopted in 2017. In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. In the first quarter of 2017, the Company prospectively adopted the amendments in this guidance that relate to the classification of excess tax benefits or tax benefit deficiencies from share-based payment arrangements in the statement of cash flows and income statement. Excess tax benefits from share-based payment arrangements result from share-based compensation windfall deductions in excess of compensation costs for financial reporting purposes and tax benefit deficiencies result from share-based compensation deduction shortfalls. During the six months ended July 2, 2017, the Company recognized $0.2 million of tax benefit deficiencies, which pursuant to the adopted guidance increased income tax expense and decreased net income by $0.2 million. Effective January 2, 2017, the Company elected to change its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a $0.1 million cumulative-effect adjustment to beginning retained earnings in the first quarter of 2017 as a result of adopting the standard.

2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	July 2, 2017	January 1, 2017
Prepaid contract expenses	$2,984	$2,089
Assets held for sale(1)	2,705	—
Other	3,754	2,142
	$9,443	$4,231

(1) See Note 3.
3. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. In addition to considering management’s plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis. If actual performance does not achieve the projections, the Company may recognize impairment charges in future periods, and such charges could be material. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries. There is uncertainty in the estimates of future lease costs and sublease recoveries. Actual costs and sublease recoveries could vary significantly from the estimated amounts and result in additional lease charges or recoveries, and such amounts could be material.
A summary of impairment on long-lived assets and other lease charges recorded by segment is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Pollo Tropical	$10,536	$—	$42,607	$—
Taco Cabana	226	82	569	94
	$10,762	$82	$43,176	$94

On April 24, 2017, the Company announced a Strategic Renewal Plan (the "Plan") to drive long-term shareholder value creation that included the closure of 30 Company-owned Pollo Tropical restaurants outside its core Florida markets. The Company closed all Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee during the second quarter of

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

2017. The Company continues to own and operate 19 Pollo Tropical restaurants located outside of Florida, including 13 in Atlanta and six in south Texas. Up to two Pollo Tropical restaurants that closed in April 2017 in Texas may be rebranded as Taco Cabana restaurants.
In the first quarter of 2017, the Company recognized impairment charges of $32.0 million with respect to the 30 closed restaurants, seven of which were impaired in 2016, as well as an additional impairment charge related to previously closed restaurants primarily as a result of the decision not to convert a location to a Taco Cabana restaurant. In the first quarter of 2017, the Company also recognized impairment charges of $0.3 million with respect to three Taco Cabana restaurants that it continues to operate.
In the second quarter of 2017, the Company recognized other lease charges, net of recoveries, of $6.7 million, primarily related to Pollo Tropical restaurants that were closed during the quarter. In addition, the Company recognized impairment charges of $3.8 million related to three closed Pollo Tropical restaurants as a result of the decision not to convert the locations to Taco Cabana restaurants and $0.2 million with respect to four Taco Cabana restaurants that it subsequently closed in the third quarter of 2017.
Impairment and other lease charges for the three and six months ended July 2, 2017 for Pollo Tropical consist of impairment charges of $3.8 million and $35.7 million, respectively, and other lease charges, net of recoveries, of $6.7 million and $6.9 million, respectively. Impairment and other lease charges for the three and six months ended July 2, 2017 for Taco Cabana consist of impairment charges of $0.2 million and $0.6 million, respectively.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company’s history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the six months ended July 2, 2017 totaled $9.5 million, which primarily consist of leasehold improvements related to Pollo Tropical restaurants that may be rebranded as Taco Cabana restaurants and the estimated fair value of owned properties.
The Company owns two of the Pollo Tropical restaurants that were closed in the second quarter of 2017. The carrying value of these restaurants, which are classified as held for sale, totaled $2.7 million at July 2, 2017.  The Company is actively marketing these properties for sale.

4. Other Liabilities
Other liabilities, current, consist of the following:

	July 2, 2017	January 1, 2017
Accrued workers' compensation and general liability claims	$6,539	$4,838
Sales and property taxes	2,062	1,844
Accrued occupancy costs	6,891	2,161
Other	5,287	2,473
	$20,779	$11,316

Other liabilities, long-term, consist of the following:

	July 2, 2017	January 1, 2017
Accrued occupancy costs	$22,676	$20,172
Deferred compensation	1,121	2,027
Accrued workers’ compensation and general liability claims	4,029	4,030
Other	4,256	4,140
	$32,082	$30,369

Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

The following table presents the activity in the closed-store reserve, of which $7.3 million and $3.1 million are included in long-term accrued occupancy costs at July 2, 2017 and January 1, 2017, respectively, with the remainder in other current liabilities.

	Six Months Ended July 2, 2017	Year Ended January 1, 2017
Balance, beginning of period	$4,912	$1,832
Provisions for restaurant closures	7,423	3,093
Additional lease charges, net of (recoveries)	(698)	(237)
Payments, net	(1,928)	(806)
Other adjustments	4,371	1,030
Balance, end of period	$14,080	$4,912

5. Stock-Based Compensation
During the six months ended July 2, 2017 and July 3, 2016, the Company granted certain employees 182,522 and 50,087 non-vested restricted shares, respectively, under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). These shares generally vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for these non-vested shares issued during the six months ended July 2, 2017 and July 3, 2016 was $20.75 and $35.25, respectively.
During the six months ended July 2, 2017, the Company granted new non-employee directors 8,927 non-vested restricted shares, under the Fiesta Plan. These shares vest and become non-forfeitable over a five year vesting period. The weighted average fair value at grant date for these non-vested shares was $22.41.
During the three and six months ended July 2, 2017 and July 3, 2016, the Company granted non-employee directors 29,669 and 14,081 non-vested restricted shares, respectively, under the Fiesta Plan. The weighted average fair value at the grant date for restricted non-vested shares issued to directors during the three and six months ended July 2, 2017 and July 3, 2016 was $20.90 and $33.39. These shares vest and become non-forfeitable over a one year vesting period.
During the six months ended July 2, 2017 and July 3, 2016, the Company granted certain employees 11,745 and 5,762 restricted stock units, respectively, under the Fiesta Plan. The restricted stock units granted during the six months ended July 2, 2017 and July 3, 2016 vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value at grant date for these restricted stock units issued to employees during the six months ended July 2, 2017 and July 3, 2016 was $20.75 and $35.25, respectively.
Also during the three and six months ended July 2, 2017, the Company granted 92,171 restricted stock units under the Fiesta Plan to certain employees subject to continued service requirements and market performance conditions:

•
The Company granted its Chief Executive Officer 72,290 restricted stock units, which vest and become non-forfeitable in four tranches over a four year vesting period subject to continued service and attainment of specified share prices of the Company's Common Stock during 20 consecutive trading days at any point during each year. Each tranche vests by the end of a one year period if the specified target stock price condition for that year is met. If the specified target stock price condition for any tranche is not met for the year, the cumulative unearned units will be rolled over to subsequent tranches on a pro rata basis. The number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 72,290 shares, if the service and market performance conditions are met in the fourth year. The weighted average fair value at grant date for these restricted stock units was $12.90.

•
The Company granted certain executives 19,881 restricted stock units, which vest and become non-forfeitable in March 2020 subject to market performance conditions. The weighted average fair value at grant date for these restricted stock units was $6.20.

During the six months ended July 3, 2016, the Company granted 33,691 non-vested restricted shares and 33,691 restricted stock units, respectively, under the Fiesta Plan to certain employees subject to performance conditions. The non-vested restricted shares vest and become non-forfeitable over a four year vesting period subject to the attainment of financial performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three year vesting period. The number of shares into

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

which the restricted stock units convert is based on the attainment of certain financial performance conditions and for the restricted stock units granted during the six months ended July 3, 2016, ranges from no shares, if the minimum financial performance condition is not met, to 67,382 shares, if the maximum performance condition is met. The weighted average fair value at grant date for both restricted non-vested shares and restricted stock units subject to financial performance conditions granted during the six months ended July 3, 2016 was $35.25.
Stock-based compensation expense for the three and six months ended July 2, 2017 was $1.2 million and $1.8 million, respectively, and for the three and six months ended July 3, 2016 was $1.3 million and $2.3 million, respectively. At July 2, 2017, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $7.0 million. At July 2, 2017, the remaining weighted average vesting period for non-vested restricted shares was 3.0 years and restricted stock units was 2.1 years.
A summary of all non-vested restricted shares and restricted stock units activity for the six months ended July 2, 2017 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Price	Units	Weighted Average Grant Date Price
Outstanding at January 1, 2017	129,352	$37.94	51,445	$46.59
Granted	221,118	20.84	103,916	12.51
Vested/Released	(78,325)	30.54	(1,172)	51.54
Forfeited	(17,800)	32.85	(5,556)	37.43
Outstanding at July 2, 2017	254,345	$25.71	148,633	$23.06

The fair value of the restricted stock units subject to market performance conditions was estimated using the Monte Carlo simulation method. The fair value of the non-vested restricted shares and all other restricted stock units is based on the closing price on the date of grant.

6. Business Segment Information
The Company is engaged in the fast-casual restaurant industry, with two restaurant concepts (each of which is an operating segment): Pollo Tropical and Taco Cabana. Pollo Tropical restaurants offer a wide variety of freshly prepared tropical inspired food while our Taco Cabana restaurants offer a broad selection of freshly prepared Mexican inspired food.
Each segment's accounting policies are the same as those described in the summary of significant accounting policies in Note 1 to the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2017. Prior to the second quarter of 2017, the primary measures of segment profit or loss used to assess performance and allocate resources were income (loss) before taxes and an Adjusted EBITDA measure, which was defined as earnings attributable to the applicable operating segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other income and expense.
In 2017, the Company’s Board of Directors appointed a new Chief Executive Officer who initiated the Plan and uses an Adjusted EBITDA measure for the purpose of assessing performance and allocating resources to segments. The new Adjusted EBITDA measure used by the chief operating decision maker includes adjustments for significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company’s restaurants. Beginning in the second quarter of 2017, the primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is now defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company's restaurants as set forth in the reconciliation table below. The Company has included the presentation of Adjusted EBITDA for all periods presented.

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

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
July 2, 2017:
Restaurant sales	$94,374	$77,631	$—	$172,005
Franchise revenue	427	192	—	619
Cost of sales	28,956	21,772	—	50,728
Restaurant wages and related expenses	21,691	24,578	—	46,269
Restaurant rent expense	4,472	4,443	—	8,915
Other restaurant operating expenses	12,930	11,706	—	24,636
Advertising expense	2,011	2,281	—	4,292
General and administrative expense	10,782	8,358	—	19,140
Adjusted EBITDA	17,139	6,982	—	24,121
Depreciation and amortization	5,435	3,161	—	8,596
Capital expenditures	8,243	5,320	916	14,479
July 3, 2016:
Restaurant sales	$101,879	$78,956	$—	$180,835
Franchise revenue	508	189	—	697
Cost of sales	32,266	22,341	—	54,607
Restaurant wages and related expenses	23,980	23,001	—	46,981
Restaurant rent expense	4,825	4,288	—	9,113
Other restaurant operating expenses	13,701	10,562	—	24,263
Advertising expense	3,685	3,321	—	7,006
General and administrative expense	8,843	5,363	47	14,253
Adjusted EBITDA	14,588	10,528	—	25,116
Depreciation and amortization	5,428	3,197	—	8,625
Capital expenditures	20,468	3,633	1,346	25,447

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Six Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
July 2, 2017:
Restaurant sales	$193,684	$153,298	$—	$346,982
Franchise revenue	876	373	—	1,249
Cost of sales	58,903	42,773	—	101,676
Restaurant wages and related expenses	45,737	48,664	—	94,401
Restaurant rent expense	9,847	8,930	—	18,777
Other restaurant operating expenses	26,319	22,385	—	48,704
Advertising expense	6,336	5,495	—	11,831
General and administrative expense	19,676	15,472	—	35,148
Adjusted EBITDA	31,861	13,476	—	45,337
Depreciation and amortization	11,518	6,264	—	17,782
Capital expenditures	16,906	8,016	1,231	26,153
July 3, 2016:
Restaurant sales	$200,785	$155,989	$—	$356,774
Franchise revenue	1,085	350	—	1,435
Cost of sales	63,870	44,787	—	108,657
Restaurant wages and related expenses	46,876	45,157	—	92,033
Restaurant rent expense	9,469	8,565	—	18,034
Other restaurant operating expenses	26,293	20,358	—	46,651
Advertising expense	7,447	6,554	—	14,001
General and administrative expense	16,528	10,825	748	28,101
Adjusted EBITDA	30,050	20,768	—	50,818
Depreciation and amortization	10,706	6,255	—	16,961
Capital expenditures	34,567	5,267	2,404	42,238
Identifiable Assets:
July 2, 2017	$247,312	$164,384	$14,547	$426,243
January 1, 2017	263,868	165,195	12,502	441,565

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
July 2, 2017:
Net income (loss)				$(2,160)
Provision for (benefit from) income taxes				(772)
Income (loss) before taxes	$(3,502)	$570	$—	$(2,932)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,435	3,161	—	8,596
Impairment and other lease charges	10,536	226	—	10,762
Interest expense	295	359	—	654
Other expense (income), net	744	(90)	—	654
Stock-based compensation credit in restaurant wages	(45)	(29)	—	(74)
Unused pre-production costs in advertising expense	—	88	—	88
Total Non-general and administrative expense adjustments	16,965	3,715	—	20,680
General and administrative expense adjustments:
Stock-based compensation expense	640	608	—	1,248
Terminated capital project	7	6	—	13
Board and shareholder matter costs	1,767	1,332	—	3,099
Write-off of site development costs	109	35	—	144
Plan restructuring costs and retention bonuses	1,153	716	—	1,869
Total General and administrative expense adjustments	3,676	2,697	—	6,373
Adjusted EBITDA:	$17,139	$6,982	$—	$24,121

July 3, 2016:
Net income (loss)				$8,916
Provision for (benefit from) income taxes				5,125
Income (loss) before taxes	$7,636	$6,452	$(47)	$14,041
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,428	3,197	—	8,625
Impairment and other lease charges	—	82	—	82
Interest expense	228	307	—	535
Other expense (income), net	—	10	—	10
Stock-based compensation expense in restaurant wages	21	19	—	40
Total Non-general and administrative expense adjustments	5,677	3,615	—	9,292
General and administrative expense adjustments:
Stock-based compensation expense	680	538	—	1,218
Board and shareholder matter costs	—	—	47	47
Write-off of site development costs	190	14	—	204
Office restructuring and relocation costs	346	—	—	346
Legal settlements and related costs	59	(91)	—	(32)
Total General and administrative expense adjustments	1,275	461	47	1,783
Adjusted EBITDA:	$14,588	$10,528	$—	$25,116

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Six Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
July 2, 2017:
Net income (loss)				$(17,220)
Provision for (benefit from) income taxes				(9,414)
Income (loss) before taxes	$(28,598)	$1,964	$—	$(26,634)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	11,518	6,264	—	17,782
Impairment and other lease charges	42,607	569	—	43,176
Interest expense	544	694	—	1,238
Other expense (income), net	888	(90)	—	798
Stock-based compensation expense in restaurant wages	—	35	—	35
Unused pre-production costs in advertising expense	322	88	—	410
Total Non-general and administrative expense adjustments	55,879	7,560	—	63,439
General and administrative expense adjustments:
Stock-based compensation expense	955	830	—	1,785
Terminated capital project	484	365	—	849
Board and shareholder matter costs	2,225	1,678	—	3,903
Write-off of site development costs	162	292	—	454
Plan restructuring costs and retention bonuses	1,227	787	—	2,014
Legal settlements and related costs	(473)	—	—	(473)
Total General and administrative expense adjustments	4,580	3,952	—	8,532
Adjusted EBITDA:	$31,861	$13,476	$—	$45,337

July 3, 2016:
Net income (loss)				$18,811
Provision for (benefit from) income taxes				10,813
Income (loss) before taxes	$17,305	$13,067	$(748)	$29,624
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	10,706	6,255	—	16,961
Impairment and other lease charges	—	94	—	94
Interest expense	479	614	—	1,093
Other expense (income), net	(12)	(226)	—	(238)
Stock-based compensation expense in restaurant wages	38	38	—	76
Total Non-general and administrative expense adjustments	11,211	6,775	—	17,986
General and administrative expense adjustments:
Stock-based compensation expense	1,225	968	—	2,193
Board and shareholder matter costs	—	—	748	748
Write-off of site development costs	247	49	—	296
Office restructuring and relocation costs	346	—	—	346
Legal settlements and related costs	(284)	(91)	—	(375)
Total General and administrative expense adjustments	1,534	926	748	3,208
Adjusted EBITDA:	$30,050	$20,768	$—	$50,818

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
For the three and six months ended July 2, 2017, all restricted stock units outstanding were excluded from the computation of diluted earnings per share because to do so would have been antidilutive as a result of the net loss in the three and six months ended July 2, 2017. Weighted average outstanding restricted stock units totaling 13,990 and 10,698 shares for the three and six months ended July 3, 2016, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Basic and diluted net income (loss) per share:
Net income (loss)	$(2,160)	$8,916	$(17,220)	$18,811
Less: income allocated to participating securities	—	(89)	—	(183)
Net income (loss) available to common shareholders	$(2,160)	$8,827	$(17,220)	$18,628
Weighted average common shares, basic	26,815,015	26,654,280	26,794,560	26,629,999
Restricted stock units	—	5,989	—	6,146
Weighted average common shares, diluted	26,815,015	26,660,269	26,794,560	26,636,145

Basic net income (loss) per share	$(0.08)	$0.33	$(0.64)	$0.70
Diluted net income (loss) per share	$(0.08)	$0.33	$(0.64)	$0.70

8. Commitments and Contingencies
Lease Assignments. Taco Cabana has assigned three leases to various parties on properties where it no longer operates restaurants with lease terms expiring on various dates through 2029. The assignees are responsible for making the payments required by the leases. The Company is a guarantor under one of the leases, and it remains secondarily liable as a surety with respect to two of the leases. The maximum potential liability for future rental payments that the Company could be required to make under these leases at July 2, 2017 was $1.5 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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

9. Recent Accounting Pronouncements
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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 1, 2017 contained 52 weeks. The three and six months ended July 2, 2017 and July 3, 2016 each contained thirteen and twenty six weeks, respectively. The fiscal year ending December 31, 2017 will contain 52 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 years and 40 years, respectively, of operating history and loyal customer bases in their core markets. Our Pollo Tropical restaurants offer a wide variety of freshly prepared tropical inspired food, while our Taco Cabana restaurants offer a broad selection of freshly prepared Mexican inspired food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of July 2, 2017, our company-owned restaurants included 153 Pollo Tropical restaurants and 169 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of July 2, 2017, we had 26 franchised Pollo Tropical restaurants located in Puerto Rico, the Bahamas, Venezuela, Panama, Honduras and Guyana, and six licensed locations on college campuses and at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of July 2, 2017, we had five franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Recent Events Affecting our Results of Operations
On April 24, 2017, we announced a Strategic Renewal Plan (the "Plan") to drive long-term shareholder value creation.
Strategic Renewal Plan
The Plan consists of the following: 1) revitalizing restaurant performance in core markets; 2) managing capital and financial discipline; and 3) establishing platforms for long term growth.
As part of the Plan, we intend to relaunch the Pollo Tropical brand in October and the Taco Cabana brand shortly thereafter once the material aspects of the Plan are in place, including new and impactful creative advertising campaigns.
The items detailed below reflect our meaningful progress to date.
Revitalizing Restaurant Brands in Core Markets

•
The leadership team has met with the founders of Pollo Tropical and Taco Cabana to identify the principles that made each brand iconic; we continue to work with Chef Connie who created the original Taco Cabana recipes.

•
With the assistance of a culinary and food sourcing expert, we have reviewed all ingredients and recipes and have begun rolling out improvements to menu offerings through the use of high quality, natural ingredients. Almost 90% of each brand menu will be positively impacted by these improvements.

•
We are leveraging our scale and purchasing power to vertically integrate our chicken supply chain. We will ultimately control the feed and breed of chickens purchased which will further differentiate Pollo Tropical in the competitive landscape.

•
New labor models are being tested at both brands. The intention is to optimize the guest experience by ensuring that restaurants are adequately staffed and that managers are intensely focused on the guest experience. We believe these new labor models should increase speed of service and transaction flow and improve the quality and consistency of hospitality.

•	Brand and guest research has been conducted and is being utilized to refine our operating and marketing initiatives.

•	Pollo Tropical has retained a new advertising agency and new creative advertising campaigns are being developed at both brands based on refined positioning, marketing and digital strategies.

•	We have developed a priority list of deferred maintenance needs that will be addressed this year and in 2018. We are also enhancing signage and adding exterior lighting to improve visibility.

•	We continue to reinforce strict adherence to cleanliness and food safety standards including engaging an outside firm to conduct food and safety audits at every restaurant four times per year.

•	New incentive based compensation plans have been rolled out to the Operations teams.

•	Regional chefs are being added to the field structure to ensure adherence to high quality operating and food safety standards.

•	Social media and guest feedback systems and processes are being revamped.

•	Music selection and systems are improved.
Managing Capital and Financial Discipline

•
We previously announced reductions in general and administrative expenses which will lower annualized costs by approximately $7.5 million. We continue to explore opportunities to operate more efficiently and to mitigate the investments being made to positively impact the guest experience.

•
A pricing elasticity analysis is underway to assist us in applying potential price increases in the fourth quarter to mitigate restaurant-level investments that coincide with the relaunch of both brands.

•	Nine Pollo Tropical restaurants and one Taco Cabana restaurant are being remodeled this year; three Pollo Tropical restaurants are nearing completion.

•	We closed 30 Company-owned Pollo Tropical locations in Texas, Tennessee and Georgia in April, as previously reported, and closed four Company-owned Taco Cabana locations in Texas in early July.

•	We have launched an improved preventative maintenance program to improve the longevity of our restaurant base.
Establishing Platforms for Growth

•	Restaurant prototypes for both brands are being redesigned to optimize signature brand touch points and the guest experience, and deliver attractive investment returns.

•
We are making progress establishing new digital capabilities including rolling out video menu boards this year and developing delivery, catering, online ordering and loyalty platforms for implementation in 2018.

•	We are currently testing outsourcing a call center to answer guest inquiries and take catering orders.

•	We are reformulating the positioning strategy for Pollo Tropical outside of core markets beginning with our six locations in southern Texas and 13 locations in Atlanta, Georgia.
Store Closures
We closed 30 Pollo Tropical restaurants in April 2017, including all Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee, three Pollo Tropical locations in Georgia and eight Pollo Tropical locations in southern Texas. However, we continue to own and operate 19 Pollo Tropical restaurants located outside of Florida, including 13 in Atlanta and six in south Texas in which we believe we can develop successful regional strategies for future Pollo Tropical expansion beyond Florida. Up to two Pollo Tropical restaurants that closed in April 2017 in Texas may be rebranded as Taco Cabana restaurants.
We closed four underperforming Taco Cabana restaurants in July 2017.
In the second quarter of 2017, we recognized other lease charges, net of recoveries, of $6.7 million, primarily related to Pollo Tropical restaurants that were closed during the quarter. In addition, we recognized additional impairment charges of $3.8 million related to three closed Pollo Tropical restaurants as a result of the decision not to convert the locations to Taco Cabana restaurants and $0.2 million with respect to four Taco Cabana restaurants that we subsequently closed in the third quarter of 2017.
Impairment and other lease charges for the three and six months ended July 2, 2017 for Pollo Tropical consist of impairment charges of $3.8 million and $35.7 million, respectively, and other lease charges of $6.7 million and $6.9 million, respectively, net of recoveries. Impairment and other lease charges for the three and six months ended July 2, 2017 for Taco Cabana consist of impairment charges of $0.2 million and $0.6 million, respectively.
The 30 closed Pollo Tropical restaurants contributed approximately $7.8 million in restaurant sales and $5.0 million in restaurant-level operating losses to income from operations, including $1.4 million of depreciation expense for the six months ended July 2, 2017.

Industry Conditions
The fast-casual restaurant industry experienced a continued general slowdown in 2016 that continued into the second quarter of 2017, specifically in Florida and Texas. We believe the challenging market and industry conditions in Florida and Texas and, in the case of Pollo Tropical, sales cannibalization from new restaurants on existing restaurants contributed to a decline in comparable restaurant transactions and sales in the first and second quarters of 2017.
Executive Summary - Consolidated Operating Performance for the Three Months Ended July 2, 2017
Our second quarter 2017 results and highlights include the following:

•
Net income (loss) decreased $11.1 million to $(2.2) million in the second quarter of 2017, or $(0.08) per diluted share, compared to net income of $8.9 million, or $0.33 per diluted share in the second quarter of 2016, due primarily to impairment and other lease charges, lower comparable restaurant sales and higher general and administrative costs, partially offset by lower advertising expenses due to reduced broadcast media spend while we implemented initiatives related to the Plan.

•
Total revenues decreased 4.9% in the second quarter of 2017 to $172.6 million compared to $181.5 million in the second quarter of 2016, driven primarily by a decrease in comparable restaurant sales. Comparable restaurant sales decreased 4.7% for our Taco Cabana restaurants resulting primarily from a decrease in comparable restaurant transactions of 4.5% and a decrease in average check of 0.2%. Comparable restaurant sales decreased 7.7% for our Pollo Tropical restaurants resulting primarily from a decrease in comparable restaurant transactions of 10.0% partially offset by an increase in average check of 2.3%.

•
During the second quarter of 2017, we opened three company-owned Pollo Tropical restaurants and two Taco Cabana restaurants. We closed 30 company-owned Pollo Tropical restaurants during the second quarter of 2017. During the second quarter of 2016, we opened eleven company-owned Pollo Tropical restaurants and two Taco Cabana restaurants.

•
Consolidated Adjusted EBITDA decreased $1.0 million in the second quarter of 2017 to $24.1 million compared to $25.1 million in the second quarter of 2016, driven primarily by lower comparable restaurant sales. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

January 1, 2017	177	35	212	166	7	173
New	3	2	5	1	—	1
Closed	—	(3)	(3)	—	—	—
April 2, 2017	180	34	214	167	7	174
New	3	1	4	2	—	2
Closed	(30)	(3)	(33)	—	—	—
July 2, 2017	153	32	185	169	7	176

January 3, 2016	155	35	190	162	6	168
New	6	1	7	—	—	—
Closed	—	—	—	—	—	—
April 3, 2016	161	36	197	162	6	168
New	11	2	13	2	1	3
Closed	—	(1)	(1)	—	—	—
July 3, 2016	172	37	209	164	7	171

Three Months Ended July 2, 2017 Compared to Three Months Ended July 3, 2016
The following table sets forth, for the three months ended July 2, 2017 and July 3, 2016, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					54.9%	56.3%
Taco Cabana					45.1%	43.7%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	30.7%	31.7%	28.0%	28.3%	29.5%	30.2%
Restaurant wages and related expenses	23.0%	23.5%	31.7%	29.1%	26.9%	26.0%
Restaurant rent expense	4.7%	4.7%	5.7%	5.4%	5.2%	5.0%
Other restaurant operating expenses	13.7%	13.4%	15.1%	13.4%	14.3%	13.4%
Advertising expense	2.1%	3.6%	2.9%	4.2%	2.5%	3.9%
Pre-opening costs	0.5%	1.8%	0.6%	0.3%	0.5%	1.1%
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

Total revenues decreased 4.9% to $172.6 million in the second quarter of 2017 from $181.5 million in the second quarter of 2016. Restaurant sales decreased 4.9% to $172.0 million in the second quarter of 2017 from $180.8 million in the second quarter of 2016.
The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana for the second quarter of 2017 compared to the second quarter of 2016 (in millions).

Pollo Tropical:
Decrease in comparable restaurant sales	$(6.8)
Decrease in sales related to closed restaurants, net of new restaurants	(0.7)
Total decrease	$(7.5)

Taco Cabana:
Decrease in comparable restaurant sales	$(3.6)
Incremental sales related to new restaurants, net of closed restaurants	2.3
Total decrease	$(1.3)
Comparable restaurant sales for Pollo Tropical restaurants decreased 7.7% in the second quarter of 2017. Comparable restaurant sales for Taco Cabana restaurants decreased 4.7% in the second quarter of 2017. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and average check. The increase in average check is generally driven by menu price increases. For Pollo Tropical, a decrease in comparable restaurant transactions of 10.0% was partially offset by menu price increases that drove an increase in restaurant sales of 2.1% in the second quarter of 2017 as compared to the second quarter of 2016. For Taco Cabana, comparable restaurant transactions decreased 4.5% and average check decreased 0.2% driven by unfavorable sales mix partially offset by menu price increases that positively impacted restaurant sales by 2.0% in the second quarter of 2017 as compared to the second quarter of 2016. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.6% in the second quarter of 2017. Comparable restaurant sales for both brands continue to be negatively impacted by the general fast-casual industrywide slowdown in restaurant sales in Florida and Texas. In addition, second quarter 2017 comparable restaurant sales for both brands were negatively impacted by our planned material reduction in advertising, including media and promotions, while we implemented initiatives related to the Plan.
According to data reported by TDn2K’s Black Box Intelligence, in the second quarter of 2017 comparable restaurant transactions in the fast casual segment declined 580 bps and 600 bps in Florida and Texas, respectively. Based on such data, Pollo Tropical comparable restaurant transactions in Florida were approximately 370 basis points lower than fast casual restaurant peers and Taco Cabana comparable restaurant transactions in Texas were 150 basis points higher than fast casual restaurant peers.
Restaurant sales for Pollo Tropical for the second quarter of 2017 compared to the second quarter of 2016 were also negatively impacted by the restaurant closures that occurred in the fourth quarter of 2016 and the second quarter of 2017.
Franchise revenues remained relatively stable and decreased by $0.1 million to $0.6 million in the second quarter of 2017 from $0.7 million in the second quarter of 2016 due to a net decrease of five franchised Pollo Tropical restaurants.
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
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the second quarter of 2017 compared to the second quarter of 2016. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Menu price increases	(0.6)%
Lower promotions and discounts	(0.3)%
Lower commodity costs	(0.2)%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(1.0)%

Restaurant wages and related expenses:
Lower labor costs due to closure of restaurants	(0.6)%
Lower incentive based compensation costs	(0.4)%
Higher labor costs for comparable restaurants(1)	0.3%
Higher medical benefit costs	0.4%
Other(1)	(0.2)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.5)%

Other operating expenses:
Higher utility costs(1)	0.3%
Higher sanitation costs(1)	0.2%
Lower insurance costs	(0.5)%
Other(1)	0.3%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.3%

Advertising expense:
Reduced advertising	(1.5)%
Net decrease in advertising expense as a percentage of restaurant sales	(1.5)%

Pre-opening costs:
Decrease in the number of restaurant openings	(1.3)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(1.3)%
(1) Includes the impact of lower sales on fixed and semi-fixed costs.

Taco Cabana:
Cost of sales:
Menu price increases	(0.6)%
Lower commodity costs	(0.3)%
Sales mix	0.8%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(0.3)%

Restaurant wages and related expenses:
Higher labor costs(1) (2)	2.7%
Higher medical benefit and payroll tax costs(1)	0.4%
Lower incentive bonus costs	(0.4)%
Other(1)	(0.1)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	2.6%

Other operating expenses:
Higher repairs and maintenance costs(1)	0.5%
Higher operating supplies(1)	0.3%
Higher insurance costs(1)	0.3%
Higher real estate taxes(1)	0.2%
Other(1)	0.4%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.7%

Advertising expense:
Reduced advertising	(1.3)%
Net decrease in advertising expense as a percentage of restaurant sales	(1.3)%

Pre-opening costs:
Timing of restaurant openings	0.3%
Net increase in pre-opening costs as a percentage of restaurant sales	0.3%
(1)Includes the impact of lower sales on fixed and semi-fixed costs.
(2)Includes the impact of higher wage rates and one-time initiatives related to the Plan.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.2% in the second quarter of 2017 from 5.0% in the second quarter of 2016 primarily as a result of the impact of lower comparable restaurant sales, partially offset by the impact of the reversal of straight-line rent accruals for two closed restaurant leases that were terminated in the second quarter of 2017.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $19.1 million in the second quarter of 2017 and $14.3 million in the second quarter of 2016, and as a percentage of total revenues, general and administrative expenses increased to 11.1% in the second quarter of 2017 compared to 7.9% in the second quarter of 2016, due primarily to higher board and shareholder matter costs and Plan restructuring costs and retention bonuses. General and administrative expense for second quarter of 2017 included $3.1 million of board and shareholder matter costs related to shareholder activism and Chief Executive Officer and board member searches and $1.9 million related to Plan restructuring costs and retention bonuses. General and administrative expenses in the second quarter of 2016 included $0.4 million in severance and related costs associated with restructuring Pollo Tropical management in Miami, Florida and Dallas, Texas.

Adjusted EBITDA. In 2017, our Board of Directors appointed a new Chief Executive Officer who initiated the Plan and uses an Adjusted EBITDA measure for the purpose of assessing performance and allocating resources to segments. The Adjusted EBITDA measure used by the chief operating decision maker includes adjustments for significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants.

Adjusted EBITDA, is the primary measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance and is defined as earnings attributable to the applicable segment before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other expense (income), net and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants.

Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, development, and other administrative functions. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for Pollo Tropical increased to $17.1 million in the second quarter of 2017 from $14.6 million in the second quarter of 2016 primarily due to the impact of closing underperforming restaurants in the second quarter of 2017, a decrease in advertising expense, pre-opening costs and cost of sales as a percentage of sales, partially offset by the impact of lower comparable restaurant sales. Adjusted EBITDA for Taco Cabana decreased to $7.0 million in the second quarter of 2017 from $10.5 million in the second quarter of 2016 primarily as a result of the impact of lower comparable restaurant sales, and higher restaurant wages, operating expenses and general and administrative costs, partially offset by a decrease in advertising expense and cost of sales as a percentage of sales. Consolidated Adjusted EBITDA decreased to $24.1 million in the second quarter of 2017 from $25.1 million in the second quarter of 2016.
Restaurant-Level Adjusted EBITDA. We also use Restaurant-level Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure to evaluate the performance and profitability of our restaurants in the aggregate, which is defined as Adjusted EBITDA excluding franchise royalty revenues and fees, pre-opening costs and general and administrative expenses (including corporate-level general and administrative expenses).
Restaurant-level Adjusted EBITDA for Pollo Tropical increased to $24.3 million in the second quarter of 2017 from $23.4 million in the second quarter of 2016 primarily due to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $12.9 million in the second quarter of 2017 from $15.5 million in the second quarter of 2016 primarily as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Depreciation and Amortization. Depreciation and amortization expense was $8.6 million in the second quarter of 2017 and 2016.
Impairment and Other Lease Charges. Impairment and Other Lease Charges increased to $10.8 million in the second quarter of 2017 from $0.1 million in the second quarter of 2016. As discussed under Recent Events Affecting our Results of Operations, on April 24, 2017, we announced the Plan to drive long-term shareholder value creation that included the closure of 30 Pollo Tropical restaurants outside our core Florida markets during the second quarter of 2017. We closed all our Company-owned Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee. We continue to own and operate 19 Pollo Tropical restaurants located outside of Florida, including 13 in Atlanta, and six in south Texas. Up to two Pollo Tropical restaurants that closed in April 2017 in Texas may be rebranded as Taco Cabana restaurants.
In the second quarter of 2017, we recognized other lease charges, net of recoveries, of $6.7 million, primarily related to Pollo Tropical restaurants that were closed during the quarter. In addition, we recognized additional impairment charges of $3.8 million related to three closed Pollo Tropical restaurants as a result of the decision not to convert the locations to Taco Cabana restaurants and $0.2 million with respect to four Taco Cabana restaurants that we subsequently closed in the third quarter of 2017. There is uncertainty in the estimates of future lease costs and sublease recoveries. Actual costs and sublease recoveries could vary significantly from the estimated amounts and result in additional lease charges or recoveries, and such amounts could be material.
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
Many new restaurants in Pollo Tropical’s emerging markets have opened at lower sales volumes and have not yet achieved the sales volumes required to generate positive cash flows. Pollo Tropical's emerging markets have included Atlanta, Nashville and Texas. Subsequent to the restaurant closures discussed above, Pollo Tropical’s emerging markets include Atlanta and south Texas. The combined carrying values of the operating restaurants in Atlanta and south Texas are $20.6 million and $12.2 million, respectively, as of July 2, 2017.
We have initiated operational and transactional growth plans and enhancements related to the Plan to drive improved performance in the Atlanta and south Texas markets and will continue to evaluate their long-term viability. Our estimates of future cash flows assume these plans will succeed and sales will reach levels required to generate cash flows that exceed the carrying value of the restaurants. Our cash flow projections include, among other things, significant sales growth as the result of the introduction of broadcast media, dedicated sales positions to build our catering business, increased frequency with a high quality guest experience and the launch of our loyalty program, third party delivery and local store marketing. If these assumptions change in the future or the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Three operating Pollo Tropical restaurants open prior to 2016 in markets outside of Florida with a combined carrying value of $4.8 million had projected cash flows that exceed the restaurant's carrying value by a small margin. In addition, six operating Pollo Tropical restaurants that were opened in 2016 in markets outside of Florida with a combined carrying value of $10.7 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. The nine restaurants contributed approximately $1.7 million in restaurant-level operating losses to income from operations, including $0.9 million in depreciation expense for the six months ended July 2, 2017. In addition, two Taco Cabana restaurants with a combined carrying value of $2.0 million had projected cash flows that exceed the restaurant’s carrying value by a small margin. For these restaurants, if expected performance improvements described above are not realized, an impairment charge may be recognized in future periods, and such charge could be material.
Other Expense (Income), Net. Other expense (income), net was $0.7 million in the second quarter of 2017 and primarily consisted of costs related to the removal of signs and equipment for closed Pollo Tropical restaurants and severance for restaurant employees, partially offset by expected business interruption proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire.
Interest Expense. Interest expense increased to $0.7 million in the second quarter of 2017 from $0.5 million in the second quarter of 2016 primarily due to higher interest rates on borrowings under our revolving credit facility.
Provision for (Benefit from) Income Taxes. The effective tax rate was 26.3% and 36.5% for the second quarter of 2017 and 2016, respectively. The benefit from income taxes for the second quarter of 2017 was derived using an estimated annual effective tax rate of 37.3%, which excludes the discrete impact of a tax benefit deficiency from the vesting of restricted shares and the tax benefit resulting from impairment and other lease charges of $0.1 million and $3.9 million, respectively. The provision for income taxes for the second quarter of 2016 was derived using an estimated effective annual income tax rate of 36.5%. As discussed in Note 1, tax benefit deficiencies and excess tax benefits created upon the vesting of restricted shares are now recorded as a discrete item within the income tax provision. These amounts were previously recorded as an adjustment to Additional paid-in capital.
Net Income (Loss). As a result of the foregoing, we had a net loss of $2.2 million in the second quarter of 2017 compared to net income of $8.9 million in the second quarter of 2016.

Six Months Ended July 2, 2017 Compared to Six Months Ended July 3, 2016
The following table sets forth, for the six months ended July 2, 2017 and July 3, 2016, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales:

	Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					55.8%	56.3%
Taco Cabana					44.2%	43.7%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	30.4%	31.8%	27.9%	28.7%	29.3%	30.5%
Restaurant wages and related expenses	23.6%	23.3%	31.7%	28.9%	27.2%	25.8%
Restaurant rent expense	5.1%	4.7%	5.8%	5.5%	5.4%	5.1%
Other restaurant operating expenses	13.6%	13.1%	14.6%	13.1%	14.0%	13.1%
Advertising expense	3.3%	3.7%	3.6%	4.2%	3.4%	3.9%
Pre-opening costs	0.4%	1.4%	0.4%	0.2%	0.4%	0.9%
Total revenues decreased 2.8% to $348.2 million in the six months ended July 2, 2017 from $358.2 million in the six months ended July 3, 2016. Restaurant sales decreased 2.7% to $347.0 million in the six months ended July 2, 2017 from $356.8 million in the six months ended July 3, 2016.
The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana for the six months ended July 2, 2017 compared to the six months ended July 3, 2016 (in millions):

Pollo Tropical:
Decrease in comparable restaurant sales	$(12.8)
Incremental sales related to new restaurants, net of closed restaurants	5.7
Total decrease	$(7.1)

Taco Cabana:
Decrease in comparable restaurant sales	$(7.0)
Incremental sales related to new restaurants, net of closed restaurants	4.3
Total decrease	$(2.7)
Comparable restaurant sales for Pollo Tropical restaurants decreased 7.2% in the six months ended July 2, 2017. Comparable restaurant sales for Taco Cabana restaurants decreased 4.6% in the six months ended July 2, 2017. For Pollo Tropical, a decrease in comparable restaurant transactions of 9.5% was partially offset by menu price increases that drove an increase in restaurant sales of 2.1% in the six months ended July 2, 2017 as compared to the six months ended July 3, 2016. For Taco Cabana, comparable restaurant transactions decreased 4.3% and average check decreased 0.3% driven by unfavorable sales mix partially offset by menu price increases that drove an increase in restaurant sales of 2.1% in the six months ended July 2, 2017 as compared to the six months ended July 3, 2016. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.7% in the six months ended July 2, 2017. Comparable restaurant sales for both brands continue to be negatively impacted by the general industrywide slowdown in restaurant sales. In addition, comparable restaurant sales for the six months ended July 2, 2017 for both brands were negatively impacted by our planned material reduction in advertising, including media and promotions, while we implemented initiatives related to the Plan.
According to data reported by TDn2K’s Black Box Intelligence, for the first six months of 2017 comparable restaurant transactions in the fast casual segment declined 620 bps in both Florida and Texas. Based on such data, Pollo Tropical comparable restaurant transactions in Florida were approximately 250 basis points lower than fast casual restaurant peers and Taco Cabana comparable restaurant transactions in Texas were 190 basis points higher than fast casual restaurant peers.

Franchise revenues decreased to $1.2 million in the six months ended July 2, 2017 from $1.4 million in six months ended July 3, 2016 primarily due to the closure of six franchised Pollo Tropical restaurants in 2017.
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the six months ended July 2, 2017 compared to the six months ended July 3, 2016. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Menu price increases	(0.7)%
Lower commodity costs	(0.3)%
Lower promotions and discounts	(0.2)%
Improved operating efficiency	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.4)%

Restaurant wages and related expenses:
Higher labor costs(1)	0.3%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.3%

Other operating expenses:
Higher utility costs(1)	0.3%
Other(1)	0.2%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.5%

Advertising expense:
Reduced advertising	(0.4)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.4)%

Pre-opening costs:
Decrease in the number of restaurant openings	(1.0)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(1.0)%
(1)Includes the impact of lower sales on fixed and semi-fixed costs.

Taco Cabana:
Cost of sales:
Lower commodity costs	(0.9)%
Menu price increases	(0.6)%
Higher promotions and discounts	0.4%
Sales mix	0.3%
Net decrease in cost of sales as a percentage of restaurant sales	(0.8)%

Restaurant wages and related expenses:
Higher labor costs(1) (2)	2.5%
Higher medical benefit and payroll tax costs(1)	0.3%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	2.8%

Other operating expenses:
Higher repairs and maintenance costs(1)	0.4%
Higher real estate taxes(1)	0.3%
Higher operating supplies(1)	0.2%
Higher insurance costs(1)	0.2%
Other(1)	0.4%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.5%

Advertising expense:
Reduced advertising	(0.6)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.6)%

Pre-opening costs:
Timing of restaurant openings	0.2%
Net increase in pre-opening costs as a percentage of restaurant sales	0.2%
(1)Includes the impact of lower sales on fixed and semi-fixed costs.
(2)Includes the impact of higher wage rates and one-time initiatives related to the Plan.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.4% in the six months ended July 2, 2017 from 5.1% in the six months ended July 3, 2016 primarily as a result of the impact of lower comparable restaurant sales and the impact of new restaurants that generally have higher rent and lower sales.
Consolidated General and Administrative Expenses. General and administrative expenses were $35.1 million in the six months ended July 2, 2017 and $28.1 million in the six months ended July 3, 2016 and, as a percentage of total revenues, general and administrative expenses increased to 10.1% in the six months ended July 2, 2017 compared to 7.8% in the six months ended July 3, 2016 due primarily to higher board and shareholder matter costs, Plan restructuring costs and retention bonuses and charges for terminated capital projects. General and administrative expense for the six months ended July 2, 2017 included $3.9 million of board and shareholder matter costs related to shareholder activism and Chief Executive Officer and board member searches, $2.0 million related to Plan restructuring costs and retention bonuses and $0.8 million in charges for terminated capital projects, partially offset by a benefit of $0.5 million related to litigation matters. General and administrative expenses for the six months ended July 3, 2016 included $0.7 million in board and shareholder matter costs related to the previously proposed and terminated separation transaction and $0.4 million in severance and related costs associated with restructuring Pollo Tropical management in Miami, Florida and Dallas, Texas, partially offset by a benefit of $0.4 million related to litigation matters.
Adjusted EBITDA. Adjusted EBITDA, is the primary measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance and is defined as earnings attributable to the applicable segment before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other expense (income), net and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants.
Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, development, and other administrative functions. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for Pollo Tropical increased to $31.9 million in the six months ended July 2, 2017 from $30.1 million in the six months ended July 3, 2016 primarily due to the impact of closing underperforming restaurants in the second quarter of 2017, a decrease in advertising expense, pre-opening costs and cost of sales as a percentage of sales, partially offset by the impact of lower comparable restaurant sales. Adjusted EBITDA for Taco Cabana decreased to $13.5 million in the six months ended July 2, 2017 from $20.8 million in the six months ended July 3, 2016 primarily due to the impact of lower comparable restaurant sales, and higher restaurant wages, operating expenses and general and administrative costs, partially offset by a decrease in cost of sales as a percentage of sales. Consolidated Adjusted EBITDA decreased to $45.3 million in the six months ended July 2, 2017 from $50.8 million in the six months ended July 3, 2016.
Restaurant-Level Adjusted EBITDA. We also use Restaurant-level Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure to evaluate the performance and profitability of our restaurants in the aggregate, which is defined as Adjusted EBITDA excluding franchise royalty revenues and fees, pre-opening costs and general and administrative expenses (including corporate-level general and administrative expenses).
Restaurant-level Adjusted EBITDA for Pollo Tropical remained relatively stable and was $46.9 million in the six months ended July 2, 2017 and July 3, 2016. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $25.2 million in six months ended July 2, 2017 from $30.6 million in the six months ended July 3, 2016 primarily due to the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Depreciation and Amortization. Depreciation and amortization expense increased to $17.8 million in the six months ended July 2, 2017 from $17.0 million in the six months ended July 3, 2016 due primarily to increased depreciation related to new restaurant openings, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets.
Impairment and Other Lease Charges. Impairment and Other Lease Charges increased to $43.2 million in the six months ended July 2, 2017 from $0.1 million in the six months ended July 3, 2016. As discussed under "Recent Events Affecting our Results of Operations", on April 24, 2017, we announced the Plan to drive long-term shareholder value creation that included the closure of 30 Pollo Tropical restaurants located outside our core Florida markets during the second quarter of 2017. We closed all of our Company-owned Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee. We continue to own and operate 19 Pollo Tropical restaurants located outside of Florida, including 13 in Atlanta, and six in south Texas. Up to two Pollo Tropical restaurants that closed in April 2017 in Texas may be rebranded as Taco Cabana restaurants.
For the six months ended July 2, 2017, we recognized impairment charges of $35.7 million and other lease charges, net of recoveries, of $6.9 million, for Pollo Tropical, primarily related to the restaurant closures discussed above. Impairment and other lease charges for the six months ended July 2, 2017 for Taco Cabana were $0.6 million and consisted primarily of impairment recognized related to three Taco Cabana restaurants that we will continue to operate and four Taco Cabana restaurants that we subsequently closed in July 2017. There is uncertainty in the estimates of future lease costs and sublease recoveries. Actual costs and sublease recoveries could vary significantly from the estimated amounts and result in additional lease charges or recoveries, and such amounts could be material.
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

Many new restaurants in Pollo Tropical’s emerging markets have opened at lower sales volumes and have not yet achieved the sales volumes required to generate positive cash flows. Pollo Tropical's emerging markets have included Atlanta, Nashville and Texas. Subsequent to the restaurant closures discussed above, Pollo Tropical’s emerging markets include Atlanta and south Texas. The combined carrying values of the operating restaurants in Atlanta and south Texas are $20.6 million and $12.2 million, respectively, as of July 2, 2017.
We have initiated operational and transactional growth plans and enhancements related to the Plan to drive improved performance in the Atlanta and south Texas markets and will continue to evaluate their long-term viability. Our estimates of future cash flows assume these plans will succeed and sales will reach levels required to generate cash flows that exceed the carrying value of the restaurants. Our cash flow projections include, among other things, significant sales growth as the result of the introduction of broadcast media, dedicated sales positions to build our catering business, increased frequency with a high quality guest experience and the launch of our loyalty program, third party delivery and local store marketing. If these assumptions change in the future or the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Three operating Pollo Tropical restaurants open prior to 2016 in markets outside of Florida with a combined carrying value of $4.8 million had projected cash flows that exceed the restaurant's carrying value by a small margin. In addition, six operating Pollo Tropical restaurants that were opened in 2016 in markets outside of Florida with a combined carrying value of $10.7 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. The nine restaurants contributed approximately $1.7 million in restaurant-level operating losses to income from operations, including $0.9 million in depreciation expense for the six months ended July 2, 2017. In addition, two Taco Cabana restaurants with a combined carrying value of $2.0 million had projected cash flows that exceed the restaurant’s carrying value by a small margin. For these restaurants, if expected performance improvements described above are not realized, an impairment charge may be recognized in future periods, and such charge could be material.
Other Expense (Income) Net. Other expense (income) net was $0.8 million in the six months ended July 2, 2017 and primarily consisted of costs related to the removal of signs and equipment for closed Pollo Tropical restaurants and severance for restaurant employees, partially offset by expected business interruption proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire. Other income of $0.2 million in the six months ended July 3, 2016 primarily consisted of additional proceeds related to a location that closed in 2015 as a result of an eminent domain proceeding.
Interest Expense. Interest expense increased to $1.2 million in the six months ended July 2, 2017 from $1.1 million in the six months ended July 3, 2016 primarily due to higher interest rates related to borrowings under our revolving credit facility.
Provision for Income Taxes. The effective tax rates were 35.3% for the six months ended July 2, 2017 and 36.5% for the six months ended July 3, 2016. The benefit from income taxes for the six months ended July 2, 2017 was derived using an estimated annual effective tax rate of 37.3%, which excludes the discrete impact of a tax benefit deficiency from the vesting of restricted shares and the tax benefit resulting from impairment and other lease charges of $0.2 million and $15.8 million, respectively. The provision for income taxes for the six months ended July 3, 2016 was derived using an estimated effective annual income tax rate of 36.5%. As discussed in Note 1, tax benefit deficiencies and excess tax benefits created upon the vesting of restricted shares are now recorded as a discrete item within the income tax provision. These amounts were previously recorded as an adjustment to Additional paid-in capital.
Net Income (Loss). As a result of the foregoing, we had net loss of $17.2 million in the six months ended July 2, 2017 compared to net income of $18.8 million in the six months ended July 3, 2016.

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

Operating Activities. Net cash provided from operating activities in the first six months of 2017 and 2016 was $35.4 million and $43.6 million, respectively. The decrease in net cash provided from operating activities in the first six months of 2017 was primarily driven by the decrease in Adjusted EBITDA and increase in deferred income taxes, partially offset by the timing of payments.
Investing Activities. Net cash used in investing activities in the first six months of 2017 and 2016 was $26.2 million and $41.0 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Six Months Ended July 2, 2017:
New restaurant development	$13,878	$4,918	$—	$18,796
Restaurant remodeling	934	27	—	961
Other restaurant capital expenditures(1)	1,546	2,041	—	3,587
Corporate and restaurant information systems	548	1,030	1,231	2,809
Total capital expenditures	$16,906	$8,016	$1,231	$26,153
Number of new restaurant openings	6	3	—	9
Six Months Ended July 3, 2016:
New restaurant development	$32,572	$3,188	$—	$35,760
Restaurant remodeling	486	—	—	486
Other restaurant capital expenditures(1)	659	1,336	—	1,995
Corporate and restaurant information systems	850	743	2,404	3,997
Total capital expenditures	$34,567	$5,267	$2,404	$42,238
Number of new restaurant openings	17	2	—	19
(1)Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended July 2, 2017 and July 3, 2016, total restaurant repair and maintenance expenses were approximately $9.6 million and $9.2 million, respectively.
In 2017, we expect to open nine new Company-owned Pollo Tropical restaurants in Florida and six new Company-owned Taco Cabana restaurants in Texas, including one Pollo Tropical restaurant closed in October 2016 that we plan to convert to a Taco Cabana restaurant. In addition, up to three Pollo Tropical restaurants in Texas that were previously closed in October 2016 and April 2017 may be converted to Taco Cabana restaurants in 2018. Total capital expenditures in 2017 are expected to be $60.0 million to $70.0 million. Capital expenditures in 2017 are expected to include $22.0 million to $25.0 million for development of new restaurants, approximately $22.0 million to $26.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for capital maintenance expenditures, approximately $2.0 million to $3.0 million for remodeling costs and approximately $14.0 million to $16.0 million of other expenditures which primarily includes information technology and systems projects and indoor video menu boards.
In the first six months of 2016, cash used in investing activities also included $2.7 million for the purchase of a property for a sale-leaseback, partially offset by proceeds of $3.6 million from a sale-leaseback transaction related to our restaurant properties.
Financing Activities. Net cash used in financing activities in the first six months of 2017 was $9.0 million and included net revolving credit borrowing repayments under our senior credit facility of $9.0 million. Net cash used in financing activities in the first six months of 2016 primarily included net revolving credit borrowing repayments under our senior credit facility of $3.1 million, partially offset by the excess tax benefit from vesting of restricted shares of $0.1 million.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including up to $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On July 2, 2017, there were $60.9 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):

1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio
(with a margin of 0.75% as of July 2, 2017), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 1.75% as of July 2, 2017).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.30% as of July 2, 2017) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of July 2, 2017, we were in compliance with the covenants under our senior credit facility. After reserving $4.9 million for letters of credit issued under the senior credit facility, $84.2 million was available for borrowing under the senior credit facility at July 2, 2017.
We are in the process of refinancing our revolving credit facility which is expected to be completed before the end of 2017.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements for the year ended January 1, 2017 included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the six months ended July 2, 2017.
Management's Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA is a non-GAAP financial measure. We use Consolidated Adjusted EBITDA in addition to net income and income from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe this measure is an important indicator of our operational strength and the performance of our business. Consolidated Adjusted EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies, and should not be considered as an alternative to net income, earnings per share, cash flows from operating activities or other financial information determined under GAAP.
Prior to the second quarter of 2017, Adjusted EBITDA and Consolidated Adjusted EBITDA were defined as earnings before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-compensation expense and other expense (income), net. In 2017, our Board of Directors appointed a new Chief Executive Officer who initiated the Plan and uses an Adjusted EBITDA measure for the purpose of assessing performance and allocating resources to our segments. The Adjusted EBITDA measure used by the chief operating decision maker includes adjustments for significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants. Beginning in the second quarter of 2017, the primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is now defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, development and other administrative functions. See Note 6 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
We also use Restaurant-level Adjusted EBITDA as a supplemental measure to evaluate the performance and profitability of our restaurants in the aggregate, which is defined as Adjusted EBITDA excluding franchise royalty revenues and fees, pre-opening costs and general and administrative expenses (including corporate-level general and administrative expenses). Restaurant-Level Adjusted EBITDA is also a non-GAAP financial measure.
Management believes that Adjusted EBITDA for our segments, Consolidated Adjusted EBITDA and Restaurant-Level Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of net income (loss) to Consolidated Adjusted EBITDA and Adjusted EBITDA to Restaurant-Level Adjusted EBITDA (i) provide useful information about our operating performance and period-over-period changes, (ii) provide additional information that is useful for evaluating the operating performance of our business and (iii) permit investors to gain an understanding of the factors and trends affecting our ongoing earnings, from which capital investments are made and debt is serviced. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. Also these measures may not be comparable to similarly titled captions of other companies.
All such financial measures have important limitations as analytical tools. These limitations include the following:

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

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

Net income (loss)	$(2,160)	$8,916	$(17,220)	$18,811
Provision for (benefit from) income taxes	(772)	5,125	(9,414)	10,813
Income (loss) before taxes	(2,932)	14,041	(26,634)	29,624
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	8,596	8,625	17,782	16,961
Impairment and other lease charges	10,762	82	43,176	94
Interest expense	654	535	1,238	1,093
Other expense (income), net	654	10	798	(238)
Stock-based compensation credit in restaurant wages	(74)	40	35	76
Unused pre-production costs in advertising expense(1)	88	—	410	—
Total Non-general and administrative expense adjustments	20,680	9,292	63,439	17,986
General and administrative expense adjustments:
Stock-based compensation expense	1,248	1,218	1,785	2,193
Terminated capital project(2)	13	—	849	—
Board and shareholder matter costs(3)	3,099	47	3,903	748
Write-off of site development costs(4)	144	204	454	296
Plan restructuring costs and retention bonuses(5)	1,869	—	2,014	—
Office restructuring and relocation costs(6)	—	346	—	346
Legal settlements and related costs(7)	—	(32)	(473)	(375)
Total General and administrative expense adjustments	6,373	1,783	8,532	3,208
Consolidated Adjusted EBITDA:	$24,121	$25,116	$45,337	$50,818
(1)Unused pre-production costs for the three and six months ended July 2, 2017, include costs for advertising pre-production that will not be used.
(2)Terminated capital project costs for the three and six months ended July 2, 2017, include costs related to the write-off of a capital project that was terminated in the first quarter.
(3)Board and shareholder matter costs for the three and six months ended July 2, 2017, include fees related to shareholder activism and CEO and board member searches. Board and shareholder matter costs for the three and six months ended July 3, 2016, include fees related to the previously proposed and terminated separation transaction.
(4)Write-off of site development costs for the three and six months ended July 2, 2017 and July 3, 2016, includes the write-off of site costs related to locations that we decided not to develop.
(5)Plan restructuring costs and retention bonuses for the three and six months ended July 2, 2017, include severance related to the Plan and reduction in force and bonuses paid to certain employees for retention purposes.
(6)Office restructuring and relocation costs for the three and six months ended July 3, 2016, include severance and relocation costs associated with restructuring Pollo Tropical management in Miami, Florida and Dallas, Texas.
(7)Legal settlements and related costs for the three and six months ended July 2, 2017 and July 3, 2016, include benefits related to litigation matters.

A reconciliation from Adjusted EBITDA to Restaurant-Level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Taco Cabana
July 2, 2017:
Adjusted EBITDA:	$17,139	$6,982
Restaurant-Level Adjustments:
Add: Pre-opening costs	451	459
Add: Other general and administrative expense(1)	7,106	5,661
Less: Franchise royalty revenue and fees	427	192
Restaurant-Level Adjusted EBITDA:	$24,269	$12,910

July 3, 2016:
Adjusted EBITDA:	$14,588	$10,528
Restaurant-Level Adjustments:
Add: Pre-opening costs	1,795	221
Add: Other general and administrative expense(1)	7,568	4,902
Less: Franchise royalty revenue and fees	508	189
Restaurant-Level Adjusted EBITDA:	$23,443	$15,462

Six Months Ended	Pollo Tropical	Taco Cabana
July 2, 2017:
Adjusted EBITDA:	$31,861	$13,476
Restaurant-Level Adjustments:
Add: Pre-opening costs	783	551
Add: Other general and administrative expense(1)	15,096	11,520
Less: Franchise royalty revenue and fees	876	373
Restaurant-Level Adjusted EBITDA:	$46,864	$25,174

July 3, 2016:
Adjusted EBITDA:	$30,050	$20,768
Restaurant-Level Adjustments:
Add: Pre-opening costs	2,909	289
Add: Other general and administrative expense(1)	14,995	9,898
Less: Franchise royalty revenue and fees	1,085	350
Restaurant-Level Adjusted EBITDA:	$46,869	$30,605
(1) Excludes general and administrative adjustments included in Adjusted EBITDA.

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2017.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the second quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures

Not applicable
Item 5.    Other Information
None

Item 6.    Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Fiesta Restaurant Group, Inc.

3.2	Amendment to Amended and Restated Bylaws of Fiesta Restaurant Group, Inc.

10.1	Retention Bonus Agreement dated as of November 9, 2016 between Joseph Brink and Fiesta Restaurant Group, Inc.+

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: August 7, 2017	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: August 7, 2017	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Senior Vice President, Chief Financial Officer and Treasurer

Date: August 7, 2017	/S/ CHERI L. KINDER
(Signature)
Cheri L. Kinder Vice President, Corporate Controller