Form 10-Q
period 2017-10-01
Fiesta Restaurant Group, Inc.
filed 2017-11-06
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2017, Fiesta Restaurant Group, Inc. had 27,087,094 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED OCTOBER 1, 2017

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	October 1, 2017	January 1, 2017
ASSETS
Current assets:
Cash	$4,244	$4,196
Trade receivables	8,864	8,771
Inventories	2,552	2,865
Prepaid rent	3,335	3,575
Income tax receivable	3,689	3,304
Prepaid expenses and other current assets	8,534	4,231
Total current assets	31,218	26,942
Property and equipment, net	227,686	270,920
Goodwill	123,484	123,484
Deferred income taxes	31,263	14,377
Other assets	4,146	5,842
Total assets	$417,797	$441,565
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$96	$89
Accounts payable	19,126	16,165
Accrued payroll, related taxes and benefits	11,535	12,275
Accrued real estate taxes	6,881	6,924
Other liabilities	21,116	11,316
Total current liabilities	58,754	46,769
Long-term debt, net of current portion	62,350	71,423
Lease financing obligations	—	1,664
Deferred income—sale-leaseback of real estate	24,365	27,165
Other liabilities	30,836	30,369
Total liabilities	176,305	177,390
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 27,087,447 and 26,884,992 shares, respectively, and outstanding 26,846,809 and 26,755,640 shares, respectively.	268	267
Additional paid-in capital	166,044	163,204
Retained earnings	75,180	100,704
Total stockholders' equity	241,492	264,175
Total liabilities and stockholders' equity	$417,797	$441,565

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED OCTOBER 1, 2017 AND OCTOBER 2, 2016
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
Revenues:	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Restaurant sales	$158,100	$181,592	$505,082	$538,366
Franchise royalty revenues and fees	591	664	1,840	2,099
Total revenues	158,691	182,256	506,922	540,465
Costs and expenses:
Cost of sales	49,151	54,726	150,827	163,383
Restaurant wages and related expenses (including stock-based compensation expense of $9, $35, $44 and $111, respectively)	44,649	47,503	139,050	139,536
Restaurant rent expense	9,104	9,488	27,881	27,522
Other restaurant operating expenses	24,856	25,715	73,560	72,366
Advertising expense	5,885	7,506	17,716	21,507
General and administrative (including stock-based compensation expense of $938, $330, $2,723 and $2,523, respectively)	12,065	14,520	47,213	42,621
Depreciation and amortization	8,483	9,513	26,265	26,474
Pre-opening costs	544	1,509	1,878	4,707
Impairment and other lease charges	15,905	18,513	59,081	18,607
Other expense (income), net	461	—	1,259	(238)
Total operating expenses	171,103	188,993	544,730	516,485
Income (loss) from operations	(12,412)	(6,737)	(37,808)	23,980
Interest expense	672	542	1,910	1,635
Income (loss) before income taxes	(13,084)	(7,279)	(39,718)	22,345
Provision for (benefit from) income taxes	(4,827)	(2,748)	(14,241)	8,065
Net income (loss)	$(8,257)	$(4,531)	$(25,477)	$14,280
Basic net income (loss) per share	$(0.31)	$(0.17)	$(0.95)	$0.53
Diluted net income (loss) per share	$(0.31)	$(0.17)	$(0.95)	$0.53
Basic weighted average common shares outstanding	26,845,568	26,716,219	26,811,610	26,658,739
Diluted weighted average common shares outstanding	26,845,568	26,716,219	26,811,610	26,665,091

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED OCTOBER 1, 2017 AND OCTOBER 2, 2016
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of Common Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at January 3, 2016	26,571,602	$266	$159,724	$83,992	$243,982
Stock-based compensation	—	—	2,634	—	2,634
Vesting of restricted shares	174,410	1	(1)	—	—
Tax deficiency from stock-based compensation			(9)		(9)
Net income	—	—	—	14,280	14,280
Balance at October 2, 2016	26,746,012	$267	$162,348	$98,272	$260,887

Balance at January 1, 2017	26,755,640	$267	$163,204	$100,704	$264,175
Stock-based compensation	—	—	2,767	—	2,767
Vesting of restricted shares	91,169	1		—	1
Cumulative effect of adopting a new accounting standard (Note 1)			73	(47)	26
Net loss	—	—	—	(25,477)	(25,477)
Balance at October 1, 2017	26,846,809	$268	$166,044	$75,180	$241,492

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 1, 2017 AND OCTOBER 2, 2016
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	October 1, 2017	October 2, 2016

Cash flows from operating activities:
Net income (loss)	$(25,477)	$14,280
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	1,020	178
Stock-based compensation	2,767	2,634
Impairment and other lease charges	59,081	18,607
Depreciation and amortization	26,265	26,474
Amortization of deferred financing costs	231	232
Amortization of deferred gains from sale-leaseback transactions	(2,703)	(2,687)
Deferred income taxes	(16,886)	(6,761)
Changes in other operating assets and liabilities	3,355	13,400
Net cash provided from operating activities	47,653	66,357
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(23,994)	(52,828)
Restaurant remodeling	(2,280)	(956)
Other restaurant capital expenditures	(7,650)	(4,625)
Corporate and restaurant information systems	(4,615)	(4,634)
Total capital expenditures	(38,539)	(63,043)
Properties purchased for sale-leaseback	—	(2,663)
Proceeds from disposals of other properties	—	226
Proceeds from sale-leaseback transactions	—	3,642
Net cash used in investing activities	(38,539)	(61,838)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	—	211
Borrowings on revolving credit facility	7,000	14,400
Repayments on revolving credit facility	(16,000)	(19,500)
Principal payments on capital leases	(66)	(49)
Net cash used in financing activities	(9,066)	(4,938)
Net increase (decrease) in cash	48	(419)
Cash, beginning of period	4,196	5,281
Cash, end of period	$4,244	$4,862
Supplemental disclosures:
Interest paid on long-term debt	$1,756	$1,393
Interest paid on lease financing obligations	$83	$106
Accruals for capital expenditures	$7,950	$9,591
Income tax payments, net	$3,003	$9,540
Non-cash reduction of lease financing obligations	$1,664	$—
Non-cash reduction of assets under lease financing obligations	$1,193	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At October 1, 2017, the Company owned and operated 149 Pollo Tropical® restaurants and 168 Taco Cabana® restaurants. The Pollo Tropical restaurants included 136 located in Florida and 13 located in Georgia. The Taco Cabana restaurants included 167 located in Texas and one located in Oklahoma. At October 1, 2017, the Company franchised a total of 32 Pollo Tropical restaurants and seven Taco Cabana restaurants. The franchised Pollo Tropical restaurants included 17 in Puerto Rico, one in the Bahamas, two in Guyana, one in Venezuela, four in Panama, one in Honduras, and six on college campuses and at a hospital in Florida. The franchised Taco Cabana restaurants included five in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 1, 2017 contained 52 weeks. The three and nine months ended October 1, 2017 and October 2, 2016 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending December 31, 2017 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended October 1, 2017 and October 2, 2016 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended October 1, 2017 and October 2, 2016 are not necessarily indicative of the results to be expected for the full year.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value and carrying value of the Company's senior credit facility were approximately $60.9 million at October 1, 2017 and $69.9 million at January 1, 2017.

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
Guidance Adopted in 2017. In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. In the first quarter of 2017, the Company prospectively adopted the amendments in this guidance that relate to the classification of excess tax benefits or tax benefit deficiencies from share-based payment arrangements in the statement of cash flows and income statement. Excess tax benefits from share-based payment arrangements result from share-based compensation windfall deductions in excess of compensation costs for financial reporting purposes and tax benefit deficiencies result from share-based compensation deduction shortfalls. During the nine months ended October 1, 2017, the Company recognized $0.2 million of tax benefit deficiencies, which pursuant to the adopted guidance increased income tax expense and decreased net income by $0.2 million. Effective January 2, 2017, the Company elected to change its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a $0.1 million cumulative-effect adjustment to beginning retained earnings in the first quarter of 2017 as a result of adopting the standard.
2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	October 1, 2017	January 1, 2017
Prepaid contract expenses	$3,455	$2,089
Assets held for sale(1)	2,705	—
Other	2,374	2,142
	$8,534	$4,231

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
A summary of impairment on long-lived assets and other lease charges recorded by segment is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Pollo Tropical	$13,729	$18,390	$56,336	$18,390
Taco Cabana	2,176	123	2,745	217
	$15,905	$18,513	$59,081	$18,607

On April 24, 2017, the Company announced a Strategic Renewal Plan (the "Plan") to drive long-term shareholder value creation that included the closure of 30 Company-owned Pollo Tropical restaurants outside its core Florida markets. The Company

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

closed all Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee during the second quarter of 2017. In September 2017, due to the ongoing uncertainty created in south Texas by Hurricane Harvey, limited awareness of the Pollo Tropical brand and overhead costs needed to operate the small remaining Pollo Tropical restaurant base in Texas, the Company closed the six remaining Company-owned Pollo Tropical restaurants in south Texas. These restaurants included two restaurants in Houston, Texas that were not re-opened after Hurricane Harvey and four restaurants in San Antonio, Texas. The Company continues to own and operate 13 Pollo Tropical restaurants located in Atlanta, Georgia. Up to three Pollo Tropical restaurants that closed in April 2017 and one Pollo Tropical restaurant that closed in September 2017 may be rebranded as Taco Cabana restaurants. In July 2017, the Company closed four Company-owned Taco Cabana restaurants in Texas.
In the first quarter of 2017, the Company recognized impairment charges of $32.0 million with respect to the 30 closed Pollo Tropical restaurants, seven of which were impaired in 2016, as well as an additional impairment charge related to previously closed Pollo Tropical restaurants primarily as a result of the decision not to convert a location to a Taco Cabana restaurant. In the first quarter of 2017, the Company also recognized impairment charges of $0.3 million with respect to three Company-owned Taco Cabana restaurants that it continues to operate.
In the second quarter of 2017, the Company recognized other lease charges, net of recoveries, of $6.7 million, primarily related to Pollo Tropical restaurants that were closed during the quarter. In addition, the Company recognized impairment charges of $3.8 million related to three closed Pollo Tropical restaurants as a result of the decision not to convert the locations to Taco Cabana restaurants and $0.2 million with respect to four Taco Cabana restaurants that were closed in July 2017.
In the third quarter of 2017, the Company recognized impairment charges of $15.6 million with respect to the six Company-owned Pollo Tropical restaurants that closed in September 2017 and six additional Company-owned Pollo Tropical restaurants that it continues to operate, including five in Georgia and one in Florida. In addition, the Company recognized a net reduction to other lease charges, net of recoveries, of $1.9 million related to previously closed Company-owned Pollo Tropical restaurants as a result of lease terminations, assignments and other adjustments to estimates of future lease costs, partially offset by lease charges related to Company-owned Pollo Tropical restaurants closed in September 2017. In the third quarter of 2017, the Company also recognized impairment charges of $0.9 million primarily related to two Company-owned Taco Cabana restaurants that it continues to operate, and $1.3 million in other lease charges related to the closure of four Company-owned Taco Cabana restaurants in July 2017.
Impairment and other lease charges for the nine months ended October 1, 2017 for Pollo Tropical consist of impairment charges of $51.3 million and other lease charges, net of recoveries, of $5.0 million. Impairment and other lease charges for the nine months ended October 1, 2017 for Taco Cabana consist of impairment charges of $1.4 million and other lease charges, net of recoveries, of $1.3 million.
Impairment and other lease charges for the three and nine months ended October 2, 2016 consist of impairment charges of $18.5 million related to sixteen Company-owned Pollo Tropical restaurants that were subsequently closed in the fourth quarter of 2016 and second quarter of 2017 and one Company-owned Taco Cabana restaurant that was subsequently closed in the third quarter of 2017. Impairment and other lease charges for the nine months ended October 2, 2016 also included other lease charges of $0.1 million related to previously closed Company-owned Taco Cabana restaurants.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company’s history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. The Company also utilized discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the nine months ended October 1, 2017 and October 2, 2016 totaled $13.5 million and $8.6 million, respectively, which primarily consist of leasehold improvements related to Pollo Tropical restaurants that may be rebranded as Taco Cabana restaurants and the estimated fair value of owned properties.
The Company owns four of the Pollo Tropical restaurants that were closed in the second and third quarters of 2017. Three of these properties are available for sale and the Company intends to lease the other property. Two of these restaurants with a total carrying value of $2.7 million at October 1, 2017 are classified as held for sale.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

4. Other Liabilities
Other liabilities, current, consist of the following:

	October 1, 2017	January 1, 2017
Accrued workers' compensation and general liability claims	$6,796	$4,838
Sales and property taxes	2,134	1,844
Accrued occupancy costs	7,296	2,161
Other	4,890	2,473
	$21,116	$11,316

Other liabilities, long-term, consist of the following:

	October 1, 2017	January 1, 2017
Accrued occupancy costs	$21,551	$20,172
Deferred compensation	992	2,027
Accrued workers’ compensation and general liability claims	4,028	4,030
Other	4,265	4,140
	$30,836	$30,369

Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-restaurant reserve, of which $6.0 million and $3.1 million are included in long-term accrued occupancy costs at October 1, 2017 and January 1, 2017, respectively, with the remainder in current accrued occupancy costs.

	Nine Months Ended October 1, 2017	Year Ended January 1, 2017
Balance, beginning of period	$4,912	$1,832
Provisions for restaurant closures	7,857	3,093
Additional lease charges, net of (recoveries)	(1,616)	(237)
Payments, net	(3,526)	(806)
Other adjustments(1)	5,507	1,030
Balance, end of period	$13,134	$4,912

(1) Includes the transfer of accruals to expense operating lease payments on a straight-line basis.
5. Stock-Based Compensation
During the nine months ended October 1, 2017 and October 2, 2016, the Company granted certain employees 182,522 and 50,087 non-vested restricted shares, respectively, under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). These shares generally vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for these non-vested shares issued during the nine months ended October 1, 2017 and October 2, 2016 was $20.75 and $35.25, respectively.
During the nine months ended October 1, 2017, the Company granted new non-employee directors 8,927 non-vested restricted shares, under the Fiesta Plan. These shares vest and become non-forfeitable over a five year vesting period. The weighted average fair value at grant date for these non-vested shares was $22.41.
During the nine months ended October 1, 2017 and October 2, 2016, the Company granted non-employee directors 29,669 and 14,081 non-vested restricted shares, respectively, under the Fiesta Plan. The weighted average fair value at the grant date for restricted non-vested shares issued to directors during the nine months ended October 1, 2017 and October 2, 2016 was $20.90 and $33.39, respectively. These shares vest and become non-forfeitable over a one year vesting period.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

During the nine months ended October 1, 2017 and October 2, 2016, the Company granted certain employees 11,745 and 5,762 restricted stock units, respectively, under the Fiesta Plan. The restricted stock units granted during the nine months ended October 1, 2017 and October 2, 2016 vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value at grant date for these restricted stock units issued to employees during the nine months ended October 1, 2017 and October 2, 2016 was $20.75 and $35.25, respectively.
Also during the nine months ended October 1, 2017, the Company granted 92,171 restricted stock units under the Fiesta Plan to certain employees subject to continued service requirements and market performance conditions:

•
The Company granted its Chief Executive Officer 72,290 restricted stock units, which vest in four tranches over a four year vesting period subject to continued service and attainment of specified share prices of the Company's Common Stock during 20 consecutive trading days at any point during each year. Each tranche vests by the end of a one year period if the specified target stock price condition for that year is met. If the specified target stock price condition for any tranche is not met for the year, the cumulative unearned units will be rolled over to subsequent tranches on a pro rata basis. The number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 72,290 shares, if the service and market performance conditions are met in the fourth year. The weighted average fair value at grant date for these restricted stock units was $12.90.

•
The Company granted certain executives 19,881 restricted stock units which vest in three tranches over a three year vesting period subject to continued service and attainment of specified share price of the Company's Common Stock. The number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 19,881 shares, if the service and market performance conditions are met in the third year.

During the nine months ended October 2, 2016, the Company granted 33,691 non-vested restricted shares and 33,691 restricted stock units, respectively, under the Fiesta Plan to certain employees subject to performance conditions. The non-vested restricted shares vest and become non-forfeitable over a four year vesting period subject to the attainment of financial performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three year vesting period. The number of shares into which the restricted stock units convert is based on the attainment of certain financial performance conditions and for the restricted stock units granted during the nine months ended October 2, 2016, ranges from no shares, if the minimum financial performance condition is not met, to 67,382 shares, if the maximum performance condition is met. The weighted average fair value at grant date for both restricted non-vested shares and restricted stock units subject to financial performance conditions granted during the nine months ended October 2, 2016 was $35.25.
Stock-based compensation expense for the three and nine months ended October 1, 2017 was $0.9 million and $2.8 million, respectively, and for the three and nine months ended October 2, 2016 was $0.4 million and $2.6 million, respectively. At October 1, 2017, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $5.8 million. At October 1, 2017, the remaining weighted average vesting period for non-vested restricted shares was 2.8 years and restricted stock units was 1.7 years.
A summary of all non-vested restricted shares and restricted stock units activity for the nine months ended October 1, 2017 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Price	Units	Weighted Average Grant Date Price
Outstanding at January 1, 2017	129,352	$37.94	51,445	$46.59
Granted	221,118	20.84	103,916	13.10
Vested/Released	(89,739)	29.99	(1,430)	51.51
Forfeited	(20,093)	32.16	(8,647)	35.43
Outstanding at October 1, 2017	240,638	$24.82	145,284	$23.25

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

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
October 1, 2017:
Restaurant sales	$87,888	$70,212	$—	$158,100
Franchise revenue	396	195	—	591
Cost of sales	28,527	20,624	—	49,151
Restaurant wages and related expenses	21,208	23,441	—	44,649
Restaurant rent expense	4,655	4,449	—	9,104
Other restaurant operating expenses	13,034	11,822	—	24,856
Advertising expense	4,980	905	—	5,885
General and administrative expense	6,655	5,410	—	12,065
Adjusted EBITDA	9,396	3,776	—	13,172
Depreciation and amortization	5,187	3,296	—	8,483
Capital expenditures	6,302	5,471	613	12,386
October 2, 2016:
Restaurant sales	$103,353	$78,239	$—	$181,592
Franchise revenue	474	190	—	664
Cost of sales	32,565	22,161	—	54,726
Restaurant wages and related expenses	24,383	23,120	—	47,503
Restaurant rent expense	5,059	4,429	—	9,488
Other restaurant operating expenses	14,361	11,354	—	25,715
Advertising expense	5,026	2,480	—	7,506
General and administrative expense	9,091	5,355	74	14,520
Adjusted EBITDA	13,782	9,762	—	23,544
Depreciation and amortization	6,337	3,176	—	9,513
Capital expenditures	18,146	2,791	(132)	20,805

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Nine Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
October 1, 2017:
Restaurant sales	$281,572	$223,510	$—	$505,082
Franchise revenue	1,272	568	—	1,840
Cost of sales	87,430	63,397	—	150,827
Restaurant wages and related expenses	66,945	72,105	—	139,050
Restaurant rent expense	14,502	13,379	—	27,881
Other restaurant operating expenses	39,353	34,207	—	73,560
Advertising expense	11,316	6,400	—	17,716
General and administrative expense	26,331	20,882	—	47,213
Adjusted EBITDA	41,257	17,252	—	58,509
Depreciation and amortization	16,705	9,560	—	26,265
Capital expenditures	23,208	13,487	1,844	38,539
October 2, 2016:
Restaurant sales	$304,138	$234,228	$—	$538,366
Franchise revenue	1,559	540	—	2,099
Cost of sales	96,435	66,948	—	163,383
Restaurant wages and related expenses	71,259	68,277	—	139,536
Restaurant rent expense	14,528	12,994	—	27,522
Other restaurant operating expenses	40,654	31,712	—	72,366
Advertising expense	12,473	9,034	—	21,507
General and administrative expense	25,619	16,180	822	42,621
Adjusted EBITDA	43,832	30,530	—	74,362
Depreciation and amortization	17,043	9,431	—	26,474
Capital expenditures	52,713	8,058	2,272	63,043
Identifiable Assets:
October 1, 2017	$234,433	$166,368	$16,996	$417,797
January 1, 2017	263,868	165,195	12,502	441,565

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows:

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
October 1, 2017:
Net income (loss)				$(8,257)
Provision for (benefit from) income taxes				(4,827)
Income (loss) before taxes	$(10,816)	$(2,268)	$—	$(13,084)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,187	3,296	—	8,483
Impairment and other lease charges	13,729	2,176	—	15,905
Interest expense	329	343	—	672
Other expense (income), net	566	(105)	—	461
Stock-based compensation expense in restaurant wages	(4)	13	—	9
Total Non-general and administrative expense adjustments	19,807	5,723	—	25,530
General and administrative expense adjustments:
Stock-based compensation expense	587	351	—	938
Board and shareholder matter costs	(89)	(66)	—	(155)
Write-off of site development costs	8	—	—	8
Plan restructuring costs and retention bonuses	51	36	—	87
Office restructuring and relocation costs	(152)	—	—	(152)
Total General and administrative expense adjustments	405	321	—	726
Adjusted EBITDA:	$9,396	$3,776	$—	$13,172

October 2, 2016:
Net income (loss)				$(4,531)
Provision for (benefit from) income taxes				(2,748)
Income (loss) before taxes	$(13,070)	$5,865	$(74)	$(7,279)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	6,337	3,176	—	9,513
Impairment and other lease charges	18,390	123	—	18,513
Interest expense	229	313	—	542
Stock-based compensation expense in restaurant wages	18	17	—	35
Total Non-general and administrative expense adjustments	24,974	3,629	—	28,603
General and administrative expense adjustments:
Stock-based compensation expense	183	147	—	330
Board and shareholder matter costs	119	89	74	282
Write-off of site development costs	549	32	—	581
Office restructuring and relocation costs	193	—	—	193
Legal settlements and related costs	834	—	—	834
Total General and administrative expense adjustments	1,878	268	74	2,220
Adjusted EBITDA:	$13,782	$9,762	$—	$23,544

Nine Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
October 1, 2017:
Net income (loss)				$(25,477)
Provision for (benefit from) income taxes				(14,241)
Income (loss) before taxes	$(39,414)	$(304)	$—	$(39,718)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	16,705	9,560	—	26,265
Impairment and other lease charges	56,336	2,745	—	59,081
Interest expense	873	1,037	—	1,910
Other expense (income), net	1,454	(195)	—	1,259
Stock-based compensation expense in restaurant wages	(4)	48	—	44
Unused pre-production costs in advertising expense	322	88	—	410
Total Non-general and administrative expense adjustments	75,686	13,283	—	88,969
General and administrative expense adjustments:
Stock-based compensation expense	1,542	1,181	—	2,723
Terminated capital project	484	365	—	849
Board and shareholder matter costs	2,136	1,612	—	3,748
Write-off of site development costs	170	292	—	462
Plan restructuring costs and retention bonuses	1,278	823	—	2,101
Office restructuring and relocation costs	(152)	—	—	(152)
Legal settlements and related costs	(473)	—	—	(473)
Total General and administrative expense adjustments	4,985	4,273	—	9,258
Adjusted EBITDA:	$41,257	$17,252	$—	$58,509

October 2, 2016:
Net income (loss)				$14,280
Provision for (benefit from) income taxes				8,065
Income (loss) before taxes	$4,235	$18,932	$(822)	$22,345
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	17,043	9,431	—	26,474
Impairment and other lease charges	18,390	217	—	18,607
Interest expense	708	927	—	1,635
Other expense (income), net	(12)	(226)	—	(238)
Stock-based compensation expense in restaurant wages	56	55	—	111
Total Non-general and administrative expense adjustments	36,185	10,404	—	46,589
General and administrative expense adjustments:
Stock-based compensation expense	1,408	1,115	—	2,523
Board and shareholder matter costs	119	89	822	1,030
Write-off of site development costs	796	81	—	877
Office restructuring and relocation costs	539	—	—	539
Legal settlements and related costs	550	(91)	—	459
Total General and administrative expense adjustments	3,412	1,194	822	5,428
Adjusted EBITDA:	$43,832	$30,530	$—	$74,362

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
For the three and nine months ended October 1, 2017 and for the three months ended October 2, 2016, all restricted stock units outstanding were excluded from the computation of diluted earnings per share because to do so would have been antidilutive as a result of the net loss in these periods. Weighted average outstanding restricted stock units totaling 11,489 shares for the nine months ended October 2, 2016 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Basic and diluted net income (loss) per share:
Net income (loss)	$(8,257)	$(4,531)	$(25,477)	$14,280
Less: income allocated to participating securities	—	—	—	(138)
Net income (loss) available to common shareholders	$(8,257)	$(4,531)	$(25,477)	$14,142
Weighted average common shares, basic	26,845,568	26,716,219	26,811,610	26,658,739
Restricted stock units	—	—	—	6,352
Weighted average common shares, diluted	26,845,568	26,716,219	26,811,610	26,665,091

Basic net income (loss) per share	$(0.31)	$(0.17)	$(0.95)	$0.53
Diluted net income (loss) per share	$(0.31)	$(0.17)	$(0.95)	$0.53

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

8. Commitments and Contingencies

Lease Assignments. Taco Cabana has assigned three leases to various parties on properties where it no longer operates restaurants with lease terms expiring on various dates through 2029. The assignees are responsible for making the payments required by the leases. The Company is a guarantor under one of the leases, and it remains secondarily liable as a surety with respect to two of the leases. In the third quarter of 2017, Pollo Tropical assigned one lease to a third party on a property where it no longer operates with a lease term expiring in 2033. The assignee is responsible for making the payments required by the lease. The Company is a guarantor under the lease.

The maximum potential liability for future rental payments that the Company could be required to make under these leases at October 1, 2017 was $4.1 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.

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

Contingency Related to Insurance Recoveries. During the third quarter of 2017, Texas and Florida were struck by Hurricanes Harvey and Irma (the "Hurricanes"). 43 Taco Cabana and two Pollo Tropical Company-owned restaurants in the Houston metropolitan area and all 149 Pollo Tropical Company-owned restaurants in Florida and the Atlanta metropolitan area were closed and affected by the Hurricanes to varying degrees (e.g. property preparation and damages, inventory losses, payment of hourly employees while restaurants were closed, lost business related to temporary closures, limited menu and modified hours of operations). Other Texas markets where the Company operates Company-owned restaurants including San Antonio were also affected by Hurricane Harvey, but to a lesser degree. All of the restaurants that were closed have re-opened except for one Taco Cabana restaurant and two Pollo Tropical restaurants that remain closed in Houston. The Company maintains comprehensive insurance coverage on all of its restaurants including property, flood and business interruption and is in the process of assessing the extent of damage and loss, and expected insurance proceeds. In the third quarter of 2017, the Company recorded expected insurance proceeds of $0.2 million, which represents a portion of expected insurance proceeds for a Taco Cabana restaurant with extensive flood damage. The Company will record additional expected insurance proceeds related to this and other hurricane affected restaurants in future periods when the amounts are estimable or, for business interruption coverage for lost profit, at the time of final settlement.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required with an option to use certain practical expedients. The new guidance is required to be applied at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact on its financial statements. Although the impact is not currently estimable, the Company expects to recognize lease assets and lease liabilities for most of the leases it currently accounts for as operating leases. In addition, for the Company's leases that are classified as sale-leaseback transactions, the Company will be required to record an initial adjustment to retained earnings associated with the previously deferred gains, and for any future transactions, the gain, adjusted for any off-market terms, will be recorded immediately. Currently the Company amortizes sale-leaseback gains over the lease term. The Company is continuing its assessment and may identify other impacts.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of financial condition and results of operations ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying financial statement notes. Any reference to restaurants refers to Company-owned restaurants unless otherwise indicated. Throughout this MD&A, we refer to Fiesta Restaurant Group, Inc., together with its consolidated subsidiaries, as "Fiesta," "we," "our" and "us."
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 1, 2017 contained 52 weeks. The three and nine months ended October 1, 2017 and October 2, 2016 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending December 31, 2017 will contain 52 weeks.
Company Overview
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 years and 40 years, respectively, of operating history and loyal customer bases in their core markets. Our Pollo Tropical restaurants offer a wide variety of freshly prepared tropical inspired food, while our Taco Cabana restaurants offer a broad selection of freshly prepared Mexican inspired food. We believe that both brands are differentiated from other restaurant concepts and offer a unique dining experience. We are positioned within the value-oriented fast-casual restaurant segment, which combines the convenience and value of quick-service restaurants with the variety, food quality, décor and atmosphere more typical of casual dining restaurants. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Additionally, nearly all of our restaurants offer the convenience of drive-thru windows. As of October 1, 2017, our Company-owned restaurants included 149 Pollo Tropical restaurants and 168 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of October 1, 2017, we had 26 franchised Pollo Tropical restaurants located in Puerto Rico, the Bahamas, Venezuela, Panama, Honduras and Guyana, and six licensed locations on college campuses and at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of October 1, 2017, we had five franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Recent Events Affecting our Results of Operations
Hurricanes
During the third quarter of 2017, Texas and Florida were struck by Hurricanes Harvey and Irma (the "Hurricanes"). 43 Taco Cabana and two Pollo Tropical Company-owned restaurants in the Houston metropolitan area and all 149 Pollo Tropical Company-owned restaurants in Florida and the Atlanta metropolitan area were closed and affected by the Hurricanes to varying degrees (e.g. property preparation and damage, inventory losses, payment of hourly restaurant employees while restaurants were closed, lost business related to temporary closures, limited menu and modified hours of operations). Other Texas markets where we operate Company-owned restaurants including San Antonio were also affected by Hurricane Harvey, but to a lesser degree. All of the restaurants that were closed have re-opened except for one Taco Cabana restaurant and two Pollo Tropical restaurants that remain closed in Houston.

We estimate that the Hurricanes negatively impacted Adjusted EBITDA and income (loss) from operations by approximately $3.0 million to $4.0 million for Pollo Tropical and approximately $1.0 million to $1.5 million for Taco Cabana and negatively impacted comparable restaurant sales and transactions by approximately 5.5% to 6.5% for Pollo Tropical, and approximately 2% to 3% for Taco Cabana for the third quarter of 2017.

As a result of the Hurricanes, we recorded inventory losses of $0.6 million for Pollo Tropical and $0.2 million for Taco Cabana within cost of sales in the third quarter of 2017. We recorded wages paid to hourly employees who were unable to work of $0.3 million and $0.1 million for Pollo Tropical and Taco Cabana, respectively, within restaurant wages, and costs associated with hurricane preparation and repairs of $0.2 million and $0.1 million for Pollo Tropical and Taco Cabana, respectively, within other restaurant operating expenses for the third quarter of 2017. In addition, we recognized an impairment loss of $0.1 million related to one Taco Cabana restaurant in the Houston metropolitan area that will be closed for an extended period due to storm damage. We also incurred fixed costs while the impacted restaurants were temporarily closed due to the Hurricanes such as restaurant management wages and rent expense.

Hurricane Maria severely impacted our Pollo Tropical franchise operations in Puerto Rico, causing temporary closures of all of the franchised Pollo Tropical restaurants in late September. The majority of the 17 franchised Pollo Tropical restaurants in Puerto Rico re-opened in October with limited hours and menu offerings. The challenging current economic conditions in Puerto Rico will likely have a negative impact on our future franchise revenue.

We maintain comprehensive insurance coverage on all of our restaurants including property, flood and business interruption. We are in the process of assessing the extent of damage and loss, and expected insurance proceeds. A full assessment is expected to be completed in the weeks ahead. In the third quarter of 2017, we recorded expected insurance proceeds of $0.2 million, which represents a portion of expected insurance proceeds for a Taco Cabana restaurant with extensive flood damage. We will record additional expected insurance proceeds related to this and other hurricane affected restaurants in future periods when the amounts are estimable or, for business interruption coverage for lost profit, at the time of final settlement.
Strategic Renewal Plan
On April 24, 2017, we announced a Strategic Renewal Plan (the "Plan") designed to significantly improve our core business model and drive results in the future. The Plan consists of the following: 1) revitalizing restaurant performance in core markets; 2) managing capital and financial discipline; 3) establishing platforms for long term growth; and 4) optimizing each brands' restaurant portfolio.
As part of the Plan, we relaunched the Pollo Tropical brand in October 2017 and intend to relaunch the Taco Cabana brand in early 2018 once the material aspects of the Plan are in place. The relaunch of both brands was delayed as a result of the Hurricanes.
The items detailed below reflect our meaningful progress to date:
Revitalizing Restaurant Brands in Core Markets

•	We have implemented refined recipes that improve food quality with fresh and clean ingredients, positively impacting approximately 90% of each brand's menu.

•
We have uniquely vertically integrated our chicken supply chain for Pollo Tropical, allowing us to control the feed and breed of all chickens purchased with the objective of "no antibiotics ever" by 2018.

•	Multiple operational initiatives have been put in place to deliver high quality execution with consistency.

•	Pollo Tropical launched a new creative TV, radio, billboard and social media advertising campaign in late October 2017 which features freshly prepared menu offerings.

•
In October 2017, Pollo Tropical rolled out a new menu featuring new menu items which is demonstrating promising initial results including higher check averages. Research validates the new menu direction including new and future opportunities.

•	Taco Cabana recently launched a new advertising campaign that features for a limited time three new chicken fajita tacos with composed topping recipes.

•	New digital menu boards are in the process of being rolled out across both brands featuring enhanced displays with flexibility to rotate by daypart and feature promotions and videos.

•	New labor models have been implemented at both brands to improve speed of service, transaction flow, and the quality and consistency of hospitality.

•	We continue to upgrade our kitchens and restaurant presentation, including added signage and exterior lighting to improve visibility.

•	Regional chefs were added to the field structure to enhance food knowledge, provide culinary training and ensure adherence to high quality operating and food safety standards.
Managing Capital and Financial Discipline

•	Based on research and financial modeling, we have introduced a tiered menu pricing strategy across both brands in October 2017.

•	Nine Pollo Tropical Company-owned restaurants have been remodeled this year and one Taco Cabana restaurant will be remodeled by the end of 2017.

•	We are in the process of developing a preventative maintenance program to improve the longevity of our restaurant base.

•	Restaurant prototypes for both brands are being redesigned to optimize the guest experience and deliver attractive investment returns at lower costs.
Establishing Platforms for Long Term Growth

•	We launched an outsourced call center to answer guest inquiries and handle catering orders initially at Pollo Tropical, This is a significant source of future growth at both brands.

•
We are working with new partners to establish comprehensive digital capabilities that will include refining delivery, catering, mobile apps, online ordering and loyalty platforms for implementation in 2018.

•	We continue to refine the positioning of both brands in core markets and outside of core markets beginning with Pollo Tropical locations in North Florida and the Atlanta metropolitan area.
Optimizing our Restaurant Portfolio

•	We have rationalized our restaurant portfolio at both brands with the closure of several unprofitable restaurants.

•	We are updating our franchise disclosure documents to support potential franchise growth in the future.

•	We plan to update our site selection and restaurant optimization models for future expansion outside of core markets.
Store Closures
We closed 30 Pollo Tropical restaurants in April 2017, including all Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee, three Pollo Tropical locations in Georgia and eight Pollo Tropical locations in southern Texas. In September 2017, due to the ongoing uncertainty created in Houston by Hurricane Harvey, we did not re-open our two Houston Pollo Tropical restaurants. Due to limited awareness of the Pollo Tropical brand and high relative overhead costs needed to support the four remaining restaurants in San Antonio, we decided to permanently close all six Pollo Tropical restaurants in Texas and focus on revitalizing core markets and brand repositioning outside of core markets. Up to four Pollo Tropical restaurants that closed in 2017 in Texas may be rebranded as Taco Cabana restaurants. We continue to own and operate 13 Pollo Tropical restaurants in Atlanta, Georgia, of which five were impaired in the third quarter of 2017. We continue to evaluate the long-term viability of the Pollo Tropical restaurants in Georgia and may decide to further impair or close some of these restaurants if their performance does not improve as projected.
We also closed four Company-owned Taco Cabana restaurants in Texas in July 2017 which were impaired in the second quarter of 2017.
In the third quarter of 2017, we recognized impairment and other lease charges associated with the six closed Pollo Tropical restaurants in Texas, as well as impairment charges with respect to six additional Pollo Tropical restaurants, including five in Georgia and one in Florida and two Taco Cabana restaurants in Texas that we continue to operate.
Impairment and other lease charges for the three and nine months ended October 1, 2017 for Pollo Tropical consist of impairment charges of $15.6 million and $51.3 million, respectively, and other lease charges, net of recoveries, of $(1.9) million and $5.0 million, respectively. Impairment and other lease charges for the three and nine months ended October 1, 2017 for Taco Cabana consist of impairment charges of $0.9 million and $1.4 million, respectively, and other lease charges, net of recoveries, of $1.3 million for both periods.
For the nine months ended October 1, 2017, the 36 closed Pollo Tropical restaurants and four closed Taco Cabana restaurants contributed approximately $12.0 million and $2.1 million in restaurant sales, respectively, and $7.2 million and $0.6 million in restaurant-level operating losses to income from operations, respectively, including depreciation expense of $2.2 million for Pollo Tropical.
Industry Conditions
The fast-casual restaurant industry experienced a continued general slowdown in 2016 that continued into the third quarter of 2017, specifically in Florida and Texas. We believe the challenging market and industry conditions in Florida and Texas contributed to a decline in comparable restaurant transactions and sales for the nine months ended October 1, 2017.
Executive Summary - Consolidated Operating Performance for the Three Months Ended October 1, 2017
Our third quarter 2017 results and highlights include the following:

•
Net loss increased $3.7 million to $(8.3) million in the third quarter of 2017, or $(0.31) per diluted share, compared to net loss of $(4.5) million, or $(0.17) per diluted share in the third quarter of 2016, due primarily to lower comparable restaurant sales and higher cost of sales as a percentage of sales, attributable in part to the impact of the Hurricanes, which caused temporary closures, modified hours of operations, loss of inventory and limited menu offerings, as well as ongoing costs incurred during the temporary closures and modified hours of operations. The increase in net loss is also due to higher repair and maintenance costs, partially offset by the impact of closing unprofitable restaurants and lower general and administrative expenses, advertising and impairment and other lease charges.

•
Total revenues decreased 12.9% in the third quarter of 2017 to $158.7 million compared to $182.3 million in the third quarter of 2016, driven primarily by a decrease in comparable restaurant sales partially attributable to the Hurricanes combined with the impact of permanent restaurant closures in the fourth quarter of 2016 and in 2017. Comparable restaurant sales decreased 12.6% for our Taco Cabana restaurants resulting primarily from a decrease in comparable restaurant transactions of 14.3% partially offset by an increase in average check of 1.7%. Comparable restaurant sales decreased 10.9% for our Pollo Tropical restaurants resulting primarily from a decrease in comparable restaurant transactions of 13.1% partially offset by an increase in average check of 2.2%.

•
During the third quarter of 2017, we opened two Company-owned Pollo Tropical restaurants and three Company-owned Taco Cabana restaurants. We closed six Company-owned Pollo Tropical restaurants and four Company-owned Taco Cabana restaurants during the third quarter of 2017. During the third quarter of 2016, we opened nine Company-owned Pollo Tropical restaurants.

•
Consolidated Adjusted EBITDA decreased $10.4 million in the third quarter of 2017 to $13.2 million compared to $23.5 million in the third quarter of 2016, driven primarily by lower comparable restaurant sales, higher cost of sales as a percentage of sales and higher repair and maintenance costs. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

January 1, 2017	177	35	212	166	7	173
New	3	2	5	1	—	1
Closed	—	(3)	(3)	—	—	—
April 2, 2017	180	34	214	167	7	174
New	3	1	4	2	—	2
Closed	(30)	(3)	(33)	—	—	—
July 2, 2017	153	32	185	169	7	176
New	2	—	2	3	—	3
Closed	(6)	—	(6)	(4)	—	(4)
October 1, 2017	149	32	181	168	7	175

January 3, 2016	155	35	190	162	6	168
New	6	1	7	—	—	—
Closed	—	—	—	—	—	—
April 3, 2016	161	36	197	162	6	168
New	11	2	13	2	1	3
Closed	—	(1)	(1)	—	—	—
July 3, 2016	172	37	209	164	7	171
New	9	—	9	—	—	—
Closed	—	(3)	(3)	—	—	—
October 2, 2016	181	34	215	164	7	171

Three Months Ended October 1, 2017 Compared to Three Months Ended October 2, 2016
The following table sets forth, for the three months ended October 1, 2017 and October 2, 2016, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					55.6%	56.9%
Taco Cabana					44.4%	43.1%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	32.5%	31.5%	29.4%	28.3%	31.1%	30.1%
Restaurant wages and related expenses	24.1%	23.6%	33.4%	29.6%	28.2%	26.2%
Restaurant rent expense	5.3%	4.9%	6.3%	5.7%	5.8%	5.2%
Other restaurant operating expenses	14.8%	13.9%	16.8%	14.5%	15.7%	14.2%
Advertising expense	5.7%	4.9%	1.3%	3.2%	3.7%	4.1%
Pre-opening costs	0.3%	1.4%	0.4%	0.1%	0.3%	0.8%

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
Total revenues decreased 12.9% to $158.7 million in the third quarter of 2017 from $182.3 million in the third quarter of 2016. Restaurant sales decreased 12.9% to $158.1 million in the third quarter of 2017 from $181.6 million in the third quarter of 2016.
The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana for the third quarter of 2017 compared to the third quarter of 2016 (in millions).

Pollo Tropical:
Decrease in comparable restaurant sales	$(9.6)
Decrease in sales related to closed restaurants, net of new restaurants	(5.9)
Total decrease	$(15.5)

Taco Cabana:
Decrease in comparable restaurant sales	$(9.5)
Incremental sales related to new restaurants, net of closed restaurants	1.5
Total decrease	$(8.0)
Comparable restaurant sales include restaurants that were temporarily closed due to the Hurricanes for both brands, with the exception of one Taco Cabana restaurant in the Houston metropolitan area which will be closed for an extended period due to storm damage. Comparable restaurant sales for both brands were negatively impacted by the Hurricanes.
Comparable restaurant sales for our Pollo Tropical restaurants decreased 10.9% in the third quarter of 2017. Comparable restaurant sales for our Taco Cabana restaurants decreased 12.6% in the third quarter of 2017. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and average check. The increase in average check is generally driven by menu price increases. For Pollo Tropical, a decrease in comparable restaurant transactions of 13.1% was partially offset by menu price increases that drove an increase in restaurant sales of 1.2% in the third quarter of 2017 as compared to the third quarter of 2016. For Taco Cabana, comparable restaurant transactions decreased 14.3%, partially offset by menu price increases that positively impacted restaurant sales by 1.7% in the third quarter of 2017 as compared to the third quarter of 2016.
The decrease in comparable sales for both brands was partially attributable to temporary closures, limited menu offerings and modified hours of operations as a result of the Hurricanes, which we estimate negatively impacted comparable restaurant sales and transactions for Pollo Tropical by approximately 5.5% to 6.5% and Taco Cabana by approximately 2% to 3% in the third quarter of 2017. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.6% in the third quarter of 2017. Comparable restaurant sales for both brands continue to be negatively impacted by the general fast-casual industrywide slowdown in restaurant sales in Florida and Texas. In addition, third quarter 2017 comparable restaurant transactions and sales for Taco Cabana were negatively impacted by reduced promotional discounts and our planned reduction in advertising, including media and promotions, while we implemented initiatives related to the Plan.
Restaurant sales for Pollo Tropical for the third quarter of 2017 compared to the third quarter of 2016 were also negatively impacted by the restaurant closures that occurred in the fourth quarter of 2016 and the second and third quarters of 2017.
Franchise revenues remained relatively stable and decreased by $0.1 million to $0.6 million in the third quarter of 2017 from $0.7 million in the third quarter of 2016 due to a net decrease of two franchised Pollo Tropical restaurants.
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
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the third quarter of 2017 compared to the third quarter of 2016. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Menu offering improvement costs related to the Plan	1.0%
Hurricane inventory loss	0.7%
Lower commodity costs	(0.5)%
Menu price increases	(0.3)%
Other	0.1%
Net increase in cost of sales as a percentage of restaurant sales	1.0%

Restaurant wages and related expenses:
Lower labor costs due to closure of restaurants	(1.5)%
Higher labor costs for comparable restaurants(1) (2)	1.8%
Higher medical benefit and payroll tax costs(2)	0.2%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.5%

Other operating expenses:
Higher repair and maintenance(2) (3)	1.0%
Higher utility costs(2)	0.4%
Hurricane preparation and repair costs	0.3%
Higher sanitation costs(2)	0.2%
Lower real estate taxes(2)	(0.5)%
Other	(0.5)%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.9%

Advertising expense:
Impact of lower restaurant sales	0.8%
Net increase in advertising expense as a percentage of restaurant sales	0.8%

Pre-opening costs:
Decrease in the number of restaurant openings	(1.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(1.1)%
(1) Includes the impact of restaurant wages incurred during temporary restaurant closures due to the Hurricanes.
(2) Includes the impact of lower sales on fixed and semi-fixed costs.
(3) Includes costs related to the Plan.

Taco Cabana:
Cost of sales:
Menu offering improvement costs related to the Plan	1.3%
Sales mix	1.2%
Hurricane inventory loss	0.3%
Lower promotions and discounts	(1.4)%
Menu price increases	(0.5)%
Other	0.2%
Net increase in cost of sales as a percentage of restaurant sales	1.1%

Restaurant wages and related expenses:
Higher labor costs(1) (2)	3.7%
Higher payroll tax costs(2)	0.2%
Other	(0.1)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	3.8%

Other operating expenses:
Higher repair and maintenance(2) (3)	1.3%
Higher utility costs(2)	0.4%
Higher real estate taxes(2)	0.3%
Higher sanitation costs(2)	0.2%
Lower insurance costs(2)	(0.6)%
Other(2)	0.7%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	2.3%

Advertising expense:
Reduced advertising	(1.9)%
Net decrease in advertising expense as a percentage of restaurant sales	(1.9)%

Pre-opening costs:
Increase in restaurant openings	0.3%
Net increase in pre-opening costs as a percentage of restaurant sales	0.3%
(1) Includes the impact of higher wage rates and restaurant wages incurred during temporary restaurant closures due to Hurricane Harvey.
(2) Includes the impact of lower sales on fixed and semi-fixed costs.
(3) Includes costs related to the Plan.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.8% in the third quarter of 2017 from 5.2% in the third quarter of 2016 primarily as a result of the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $12.1 million in the third quarter of 2017 and $14.5 million in the third quarter of 2016, and as a percentage of total revenues, general and administrative expenses decreased to 7.6% in the third quarter of 2017 compared to 8.0% in the third quarter of 2016, due primarily to lower legal settlement costs and lower write-offs of site development costs, partially offset by higher stock-based compensation costs and the impact of lower current year sales. General and administrative expense for third quarter of 2017 included a $0.2 million reduction in board and shareholder matter costs, a $0.2 million favorable adjustment related to costs associated with restructuring Pollo Tropical management in Miami, Florida and

Dallas, Texas and $0.1 million in Plan restructuring costs and retention bonuses. General and administrative expenses in the third quarter of 2016 included a $0.8 million charge for estimated costs related to a class action settlement plus legal fees and other costs incurred in defending the action, a $0.6 million write-off of site development costs related to locations that we decided not to develop, $0.3 million in board and shareholder matter costs and $0.2 million in office restructuring and relocation costs associated with restructuring Pollo Tropical management in Miami, Florida and Dallas, Texas.

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

Adjusted EBITDA is the primary measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance and is defined as earnings attributable to the applicable segment before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other expense (income), net and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants.

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
Adjusted EBITDA for Pollo Tropical decreased to $9.4 million in the third quarter of 2017 from $13.8 million in the third quarter of 2016 due primarily to the impact of lower comparable restaurant sales, higher cost of sales as a percentage of sales and higher repair and maintenance costs, as well as the negative impact of the Hurricanes, partially offset by the impact of closing unprofitable restaurants, lower general and administrative expenses, and a decrease in pre-opening costs. Adjusted EBITDA for Taco Cabana decreased to $3.8 million in the third quarter of 2017 from $9.8 million in the third quarter of 2016 primarily as a result of the impact of lower comparable restaurant sales, higher cost of sales as a percentage of sales and higher restaurant wages and repair and maintenance costs, as well as the negative impact of Hurricane Harvey, partially offset by a decrease in advertising expense. Consolidated Adjusted EBITDA decreased to $13.2 million in the third quarter of 2017 from $23.5 million in the third quarter of 2016.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $15.5 million in the third quarter of 2017 from $22.0 million in the third quarter of 2016 primarily due to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $9.0 million in the third quarter of 2017 from $14.7 million in the third quarter of 2016 primarily as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Depreciation and Amortization. Depreciation and amortization expense decreased to $8.5 million in the third quarter of 2017 from $9.5 million in the third quarter of 2016 due primarily to decreased depreciation as a result of impairing closed restaurant assets, partially offset by depreciation related to new restaurants openings.
Impairment and Other Lease Charges. Impairment and Other Lease Charges decreased to $15.9 million in the third quarter of 2017 from $18.5 million in the third quarter of 2016. In the third quarter of 2017, we recognized impairment charges of $15.6 million with respect to the six Company-owned Pollo Tropical restaurants that closed in September 2017 and six additional Company-owned Pollo Tropical restaurants that we continue to operate, including five in Georgia and one in Florida. In addition, we recognized a net reduction to other lease charges, net of recoveries, of $1.9 million related to previously closed Pollo Tropical restaurants as a result of lease terminations, assignments and other adjustments to estimates of future lease costs, partially offset by lease charges related to Company-owned Pollo Tropical restaurants closed in September 2017. In the third quarter of 2017, we also recognized impairment charges of $0.9 million primarily related to two Company-owned Taco Cabana restaurants that we continue to operate, and $1.3 million in other lease charges related to the closure of four Company-owned Taco Cabana restaurants in July 2017. Impairment and other lease charges for the third quarter of 2016 included impairment charges of $18.5 million related to sixteen Pollo Tropical restaurants that were subsequently closed in the fourth quarter of 2016 and second quarter of 2017 and one Taco Cabana restaurant that was subsequently closed in the third quarter of 2017. There is uncertainty in the estimates of future lease costs and sublease recoveries. Actual costs and sublease recoveries could vary significantly from the estimated amounts and result in additional lease charges or recoveries, and such amounts could be material.
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
For five Pollo Tropical restaurants including one in Atlanta, Georgia and four in central and southwest Florida and three Taco Cabana restaurants with combined carrying values of $5.0 million and $1.3 million, respectively, projected cash flows are not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Other Expense (Income), Net. Other expense (income), net was $0.5 million in the third quarter of 2017 and primarily consisted of $0.6 million in costs related to the removal of signs and equipment and equipment transfers and storage for closed Pollo Tropical restaurants, partially offset by $0.2 million in estimated insurance proceeds related to a Taco Cabana restaurant that was temporarily closed due to Hurricane Harvey damages.
Interest Expense. Interest expense increased to $0.7 million in the third quarter of 2017 from $0.5 million in the third quarter of 2016 due primarily to higher interest rates on borrowings under our revolving credit facility.
Provision for (Benefit from) Income Taxes. The effective tax rate was 36.9% and 37.8% for the third quarter of 2017 and 2016, respectively. The benefit from income taxes for the third quarter of 2017 was derived using an estimated annual effective tax rate of 36.8%, which excludes the discrete impact of a tax benefit deficiency from the vesting of restricted shares and the tax benefit resulting from impairment and other lease charges of $0.2 million and $21.6 million, respectively. The provision for income taxes for the third quarter of 2016 was derived using an estimated effective annual income tax rate, excluding discrete items, of 36.3%.

Net Income (Loss). As a result of the foregoing, we had a net loss of $8.3 million in the third quarter of 2017 compared to net loss of $4.5 million in the third quarter of 2016.

Nine Months Ended October 1, 2017 Compared to Nine Months Ended October 2, 2016
The following table sets forth, for the nine months ended October 1, 2017 and October 2, 2016, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales:

	Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					55.7%	56.5%
Taco Cabana					44.3%	43.5%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	31.1%	31.7%	28.4%	28.6%	29.9%	30.3%
Restaurant wages and related expenses	23.8%	23.4%	32.3%	29.1%	27.5%	25.9%
Restaurant rent expense	5.2%	4.8%	6.0%	5.5%	5.5%	5.1%
Other restaurant operating expenses	14.0%	13.4%	15.3%	13.5%	14.6%	13.4%
Advertising expense	4.0%	4.1%	2.9%	3.9%	3.5%	4.0%
Pre-opening costs	0.4%	1.4%	0.4%	0.1%	0.4%	0.9%

Total revenues decreased 6.2% to $506.9 million in the nine months ended October 1, 2017 from $540.5 million in the nine months ended October 2, 2016. Restaurant sales decreased 6.2% to $505.1 million in the nine months ended October 1, 2017 from $538.4 million in the nine months ended October 2, 2016.
The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana for the nine months ended October 1, 2017 compared to the nine months ended October 2, 2016 (in millions):

Pollo Tropical:
Decrease in comparable restaurant sales	$(22.3)
Decrease in sales related to closed restaurants, net of new restaurants	(0.3)
Total decrease	$(22.6)

Taco Cabana:
Decrease in comparable restaurant sales	$(16.5)
Incremental sales related to new restaurants, net of closed restaurants	5.8
Total decrease	$(10.7)
Comparable restaurant sales for Pollo Tropical restaurants decreased 8.5% in the nine months ended October 1, 2017. Comparable restaurant sales for Taco Cabana restaurants decreased 7.2% in the nine months ended October 1, 2017. For Pollo Tropical, a decrease in comparable restaurant transactions of 10.7% was partially offset by menu price increases that drove an increase in restaurant sales of 1.8% in the nine months ended October 1, 2017 as compared to the nine months ended October 2, 2016. For Taco Cabana, comparable restaurant transactions decreased 7.6%, partially offset by menu price increases that drove an increase in restaurant sales of 2.0% in the nine months ended October 1, 2017 as compared to the nine months ended October 2, 2016.
The decrease in comparable sales for both brands was partially attributable to temporary closures, limited menu offerings and modified hours of operations during the third quarter of 2017 as a result of the Hurricanes, which we estimate negatively impacted comparable restaurant sales and transactions for Pollo Tropical by approximately 1.5% to 2.0% and Taco Cabana by approximately 0.5% to 1.0% in the nine months ended October 1, 2017. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.6% in the nine months ended October 1, 2017. Comparable restaurant sales for both brands continue to be negatively impacted by the general industrywide slowdown in restaurant sales. In addition, comparable restaurant transactions and sales for the nine months ended October 1, 2017 for Taco Cabana were negatively impacted by reduced promotional discounts and our planned material reduction in advertising, including media and promotions, while we implemented initiatives related to the Plan.
Restaurant sales for Pollo Tropical for the nine months ended October 1, 2017 compared to the same period in 2016 were also negatively impacted by the restaurant closures that occurred in the fourth quarter of 2016 and the second and third quarter of 2017.
Franchise revenues decreased to $1.8 million in the nine months ended October 1, 2017 from $2.1 million in nine months ended October 2, 2016 primarily due to the closure of six franchised Pollo Tropical restaurants in 2017.

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the nine months ended October 1, 2017 compared to the nine months ended October 2, 2016. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Menu price increases	(0.7)%
Lower commodity costs	(0.3)%
Lower promotions and discounts	(0.2)%
Improved operating efficiency	(0.2)%
Hurricane inventory loss	0.2%
Menu offering improvement costs related to the Plan	0.1%
Sales mix	0.1%
Other	0.4%
Net decrease in cost of sales as a percentage of restaurant sales	(0.6)%

Restaurant wages and related expenses:
Higher labor costs for comparable restaurants(1) (2)	0.8%
Lower labor costs due to closure of restaurants	(0.5)%
Other(2)	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.4%

Other operating expenses:
Higher utility costs(2)	0.3%
Higher repairs and maintenance costs(2) (3)	0.3%
Higher sanitation costs(2)	0.2%
Other	(0.2)%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.6%

Advertising expense:
Reduced advertising	(0.1)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.1)%

Pre-opening costs:
Decrease in the number of restaurant openings	(1.0)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(1.0)%
(1) Includes the impact of restaurant wages incurred during temporary restaurant closures due to the Hurricanes.
(2)Includes the impact of lower sales on fixed and semi-fixed costs.
(3) Includes costs related to the Plan.

Taco Cabana:
Cost of sales:
Lower commodity costs	(0.7)%
Menu price increases	(0.6)%
Lower promotions and discounts	(0.2)%
Menu offering improvement costs related to the Plan	0.5%
Sales mix	0.4%
Hurricane inventory loss	0.1%
Other	0.3%
Net decrease in cost of sales as a percentage of restaurant sales	(0.2)%

Restaurant wages and related expenses:
Higher labor costs(1) (2)	2.8%
Higher medical benefit and payroll tax costs(2)	0.3%
Other(2)	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	3.2%

Other operating expenses:
Higher repairs and maintenance costs(2) (3)	0.7%
Higher real estate taxes(2)	0.3%
Higher utility costs(2)	0.2%
Higher operating supplies(2)	0.2%
Other(2)	0.4%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.8%

Advertising expense:
Reduced advertising	(1.0)%
Net decrease in advertising expense as a percentage of restaurant sales	(1.0)%

Pre-opening costs:
Increase in restaurant openings	0.3%
Net increase in pre-opening costs as a percentage of restaurant sales	0.3%
(1) Includes the impact of higher wage rates, one-time initiatives related to the Plan and restaurant wages incurred during temporary restaurant closures due to the Hurricanes.
(2) Includes the impact of lower sales on fixed and semi-fixed costs.
(3) Includes costs related to the Plan.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.5% in the nine months ended October 1, 2017 from 5.1% in the nine months ended October 2, 2016 primarily as a result of the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses were $47.2 million in the nine months ended October 1, 2017 and $42.6 million in the nine months ended October 2, 2016 and, as a percentage of total revenues, general and administrative expenses increased to 9.3% in the nine months ended October 1, 2017 compared to 7.9% in the nine months ended October 2, 2016 due primarily to higher board and shareholder matter costs, Plan restructuring costs and retention bonuses and charges for terminated capital projects. General and administrative expense for the nine months ended October 1, 2017 included $3.7 million of board and shareholder matter costs related to shareholder activism matters and Chief Executive Officer and board member searches, $2.1 million related to Plan restructuring costs and retention bonuses, $0.8 million in charges for terminated capital projects and $0.5 million in write-off of site development costs related to locations that we decided not to develop, partially offset by a benefit of $0.5 million related to litigation matters and a $0.2 million favorable adjustment related to costs associated with restructuring Pollo Tropical management in Miami, Florida and Dallas, Texas. General and administrative expenses for the nine months ended October 2, 2016 included $1.0 million in board and shareholder matter costs primarily related to the previously proposed and terminated separation transaction, $0.9 million in write-off of site development costs related to locations that we decided not to develop, $0.5 million in severance and related costs associated with restructuring Pollo Tropical management in Miami, Florida and Dallas, Texas, and $0.5 million net charges related to litigation matters.
Adjusted EBITDA. Adjusted EBITDA is the primary measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance and is defined as earnings attributable to the applicable segment before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other expense (income), net and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants.
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
Adjusted EBITDA for Pollo Tropical decreased to $41.3 million in the nine months ended October 1, 2017 from $43.8 million in the nine months ended October 2, 2016 primarily due to the impact of lower comparable restaurant sales and the negative impact of the Hurricanes, partially offset by decreases in cost of sales as a percentage of sales, pre-opening costs and advertising expense, and the impact of closing unprofitable restaurants. Adjusted EBITDA for Taco Cabana decreased to $17.3 million in the nine months ended October 1, 2017 from $30.5 million in the nine months ended October 2, 2016 primarily due to the impact of lower comparable restaurant sales, higher restaurant wages and operating expenses, and the negative impact of Hurricane Harvey, partially offset by decreases in advertising expense and cost of sales as a percentage of sales. Consolidated Adjusted EBITDA decreased to $58.5 million in the nine months ended October 1, 2017 from $74.4 million in the nine months ended October 2, 2016.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $62.3 million in the nine months ended October 1, 2017 from $68.8 million in the nine months ended October 2, 2016 primarily due to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $34.2 million in nine months ended October 1, 2017 from $45.3 million in the nine months ended October 2, 2016 as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Depreciation and Amortization. Depreciation and amortization expense decreased to $26.3 million in the nine months ended October 1, 2017 from $26.5 million in the nine months ended October 2, 2016 due primarily to a decrease in depreciation as a result of impairing closed restaurant assets, partially offset by increased depreciation related to new restaurant openings.
Impairment and Other Lease Charges. Impairment and Other Lease Charges increased to $59.1 million in the nine months ended October 1, 2017 from $18.6 million in the nine months ended October 2, 2016. As discussed under "Recent Events Affecting our Results of Operations", on April 24, 2017, we announced the Plan to drive long-term shareholder value creation that included the closure of 30 Pollo Tropical restaurants located outside our core Florida markets during the second quarter of 2017. In April 2017, we closed all of our Company-owned Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee. We closed the six remaining Company-owned Pollo Tropical restaurants in south Texas in September 2017, including two restaurants in Houston, Texas that did not reopen after Hurricane Harvey and four restaurants in San Antonio, Texas. Up to four Pollo Tropical restaurants that closed in 2017 in Texas may be rebranded as Taco Cabana restaurants. We continue to own and operate 13 Pollo Tropical restaurants in Georgia, of which five were impaired in the third quarter of 2017. We also closed four Company-owned Taco Cabana restaurants in Texas in July 2017 which were impaired in the second quarter of 2017.
Impairment and other lease charges for the nine months ended October 1, 2017 for Pollo Tropical consist of impairment charges of $51.3 million and other lease charges, net of recoveries, of $5.0 million. Impairment charges are related to 36 restaurants closed in 2017, seven of which were impaired in 2016, and six restaurants that we continue to operate, as well as an additional impairment charge related to a restaurant closed in 2016 as a result of the decision not to convert the location to a Taco Cabana restaurant. Other lease charges, net of recoveries, are related to restaurants closed in 2017 as well as previously closed restaurants.

Impairment and other lease charges for the nine months ended October 1, 2017 for Taco Cabana consist of impairment charges of $1.4 million and other lease charges, net of recoveries, of $1.3 million. Impairment charges are related to four Taco Cabana restaurants that were closed in July 2017 and five Taco Cabana restaurants that we continue to operate. Other lease charges, net of recoveries, are related to restaurants closed in 2017 as well as previously closed restaurants. There is uncertainty in the estimates of future lease costs and sublease recoveries. Actual costs and sublease recoveries could vary significantly from the estimated amounts and result in additional lease charges or recoveries, and such amounts could be material.
Impairment and other lease charges for the nine months ended October 2, 2016 primarily included impairment charges of $18.5 million related to sixteen Pollo Tropical restaurants that were subsequently closed in the fourth quarter of 2016 and second quarter of 2017 and one Taco Cabana restaurant that was subsequently closed in the third quarter of 2017.
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
For five Pollo Tropical restaurants including one in Atlanta, Georgia and four in central and southwest Florida and three Taco Cabana restaurants with combined carrying values of $5.0 million and $1.3 million, respectively, projected cash flows are not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Other Expense (Income), Net. Other expense (income) net was $1.3 million in the nine months ended October 1, 2017 and primarily consisted of $1.6 million in costs related to the removal of signs and equipment and equipment transfers and storage for closed Pollo Tropical restaurants and severance for restaurant employees, partially offset by $0.2 million in expected insurance proceeds related to a Taco Cabana restaurant that was temporarily closed due to Hurricane Harvey damages and $0.1 million in expected business interruption proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire. Other income of $0.2 million in the nine months ended October 2, 2016 primarily consisted of proceeds related to a Taco Cabana location that closed in 2015 as a result of an eminent domain proceeding.
Interest Expense. Interest expense increased to $1.9 million in the nine months ended October 1, 2017 from $1.6 million in the nine months ended October 2, 2016 primarily due to higher interest rates related to borrowings under our revolving credit facility.
Provision for Income Taxes. The effective tax rates were 35.9% for the nine months ended October 1, 2017 and 36.1% for the nine months ended October 2, 2016. The benefit from income taxes for the nine months ended October 1, 2017 was derived using an estimated annual effective tax rate of 36.8%, which excludes the discrete impact of a tax benefit deficiency from the vesting of restricted shares and the tax benefit resulting from impairment and other lease charges of $0.2 million and $21.6 million, respectively. The provision for income taxes for the nine months ended October 2, 2016 was derived using an estimated effective annual income tax rate, excluding discrete items, of 36.3%. As discussed in Note 1, tax benefit deficiencies and excess tax benefits created upon the vesting of restricted shares are now recorded as a discrete item within the income tax provision. These amounts were previously recorded as an adjustment to Additional paid-in capital.
Net Income (Loss). As a result of the foregoing, we had net loss of $25.5 million in the nine months ended October 1, 2017 compared to net income of $14.3 million in the nine months ended October 2, 2016.
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
Capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations and availability of borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided from operating activities in the first nine months of 2017 and 2016 was $47.7 million and $66.4 million, respectively. The decrease in net cash provided from operating activities in the nine months ended October 1, 2017 was primarily driven by the decrease in Adjusted EBITDA and increase in deferred income taxes, partially offset by the timing of payments.
Investing Activities. Net cash used in investing activities in the first nine months of 2017 and 2016 was $38.5 million and $61.8 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Nine Months Ended October 1, 2017:
New restaurant development	$15,863	$8,131	$—	$23,994
Restaurant remodeling	2,243	37	—	2,280
Other restaurant capital expenditures(1)	4,033	3,617	—	7,650
Corporate and restaurant information systems	1,069	1,702	1,844	4,615
Total capital expenditures	$23,208	$13,487	$1,844	$38,539
Number of new restaurant openings	8	6	—	14
Nine Months Ended October 2, 2016:
New restaurant development	$48,857	$3,971	$—	$52,828
Restaurant remodeling	956	—	—	956
Other restaurant capital expenditures(1)	1,508	3,117	—	4,625
Corporate and restaurant information systems	1,392	970	2,272	4,634
Total capital expenditures	$52,713	$8,058	$2,272	$63,043
Number of new restaurant openings	26	2		28
(1)Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended October 1, 2017 and October 2, 2016, total restaurant repair and maintenance expenses were approximately $15.6 million and $14.1 million, respectively.
In 2017, we expect to open nine new Company-owned Pollo Tropical restaurants in Florida and six new Company-owned Taco Cabana restaurants in Texas, including one Pollo Tropical restaurant closed in October 2016 that we plan to convert to a Taco Cabana restaurant. In addition, up to five Pollo Tropical restaurants in Texas that were previously closed in October 2016, April 2017 and September 2017 may be converted to Taco Cabana restaurants in 2018. Total capital expenditures in 2017 are expected to be $60.0 million to $70.0 million. Capital expenditures in 2017 are expected to include $22.0 million to $25.0 million for development of new restaurants, approximately $22.0 million to $26.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for capital maintenance expenditures, approximately $2.0 million to $3.0 million for remodeling costs and approximately $13.0 million to $16.0 million of other expenditures which primarily includes information technology and systems projects and indoor video menu boards.
In 2018, we expect to open nine new Company-owned Pollo Tropical restaurants in Florida and seven new Company-owned Taco Cabana restaurants in Texas including five closed Pollo Tropical restaurants that will be converted to Taco Cabana restaurants.
Total capital expenditures in 2018 are expected to be $60.0 million to $68.0 million. Capital expenditures include $26.0 million to $28.0 million for the development of new Company-owned restaurants, $23.0 million to $25.0 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana Company-owned restaurants including approximately $11.0 million to $13.0 million in deferred maintenance needs related to the Plan; approximately $4.0 million to $6.0 million for restaurant remodeling costs and approximately $7.0 million to $9.0 million of other expenditures which primarily include information technology and systems projects.

In the first nine months of 2016, cash used in investing activities also included $2.7 million for the purchase of a property for a sale-leaseback, partially offset by proceeds of $3.6 million from a sale-leaseback transaction related to our restaurant properties.
Financing Activities. Net cash used in financing activities in the first nine months of 2017 was $9.1 million and included net revolving credit borrowing repayments under our senior credit facility of $9.0 million. Net cash used in financing activities in the first nine months of 2016 primarily included net revolving credit borrowing repayments under our senior credit facility of $5.1 million, partially offset by the excess tax benefit from vesting of restricted shares of $0.2 million.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including up to $15 million available for letters of credit) and matures on December 11, 2018. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On October 1, 2017, there were $60.9 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on our Adjusted Leverage Ratio
(with a margin of 1.00% as of October 1, 2017), or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.00% as of October 1, 2017).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on our Adjusted Leverage Ratio, (with a margin of 0.35% as of October 1, 2017) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of October 1, 2017, we were in compliance with the covenants under our senior credit facility. After reserving $4.9 million for letters of credit issued under the senior credit facility, $84.2 million was available for borrowing under the senior credit facility at October 1, 2017.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements for the year ended January 1, 2017 included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the nine months ended October 1, 2017.
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

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

Net income (loss)	$(8,257)	$(4,531)	$(25,477)	$14,280
Provision for (benefit from) income taxes	(4,827)	(2,748)	(14,241)	8,065
Income (loss) before taxes	(13,084)	(7,279)	(39,718)	22,345
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	8,483	9,513	26,265	26,474
Impairment and other lease charges	15,905	18,513	59,081	18,607
Interest expense	672	542	1,910	1,635
Other expense (income), net	461	—	1,259	(238)
Stock-based compensation expense in restaurant wages	9	35	44	111
Unused pre-production costs in advertising expense(1)	—	—	410	—
Total Non-general and administrative expense adjustments	25,530	28,603	88,969	46,589
General and administrative expense adjustments:
Stock-based compensation expense	938	330	2,723	2,523
Terminated capital project(2)	—	—	849	—
Board and shareholder matter costs(3)	(155)	282	3,748	1,030
Write-off of site development costs(4)	8	581	462	877
Plan restructuring costs and retention bonuses(5)	87	—	2,101	—
Office restructuring and relocation costs(6)	(152)	193	(152)	539
Legal settlements and related costs(7)	—	834	(473)	459
Total General and administrative expense adjustments	726	2,220	9,258	5,428
Consolidated Adjusted EBITDA:	$13,172	$23,544	$58,509	$74,362
(1)Unused pre-production costs for the nine months ended October 1, 2017, include costs for advertising pre-production that will not be used.
(2)Terminated capital project costs for the nine months ended October 1, 2017, include costs related to the write-off of a capital project that was terminated in the first quarter.
(3)Board and shareholder matter costs for the three and nine months ended October 1, 2017, include fees related to shareholder activism and CEO and board member searches. Board and shareholder matter costs for the three and nine months ended October 2, 2016, primarily include fees related to the previously proposed and terminated separation transaction.
(4)Write-off of site development costs for the three and nine months ended October 1, 2017 and October 2, 2016, includes the write-off of site costs related to locations that we decided not to develop.
(5)Plan restructuring costs and retention bonuses for the three and nine months ended October 1, 2017, include severance related to the Plan and reduction in force and bonuses paid to certain employees for retention purposes.
(6)Office restructuring and relocation costs for the three and nine months ended October 1, 2017 and October 2, 2016, include severance and relocation costs and adjustments associated with restructuring Pollo Tropical management in Miami, Florida and Dallas, Texas.
(7)Legal settlements and related costs for the nine months ended October 1, 2017 and the three and nine months ended October 2, 2016, include benefits related to litigation matters.

A reconciliation from Adjusted EBITDA to Restaurant-Level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Taco Cabana
October 1, 2017:
Adjusted EBITDA:	$9,396	$3,776
Restaurant-Level Adjustments:
Add: Pre-opening costs	230	314
Add: Other general and administrative expense(1)	6,250	5,089
Less: Franchise royalty revenue and fees	396	195
Restaurant-Level Adjusted EBITDA:	$15,480	$8,984

October 2, 2016:
Adjusted EBITDA:	$13,782	$9,762
Restaurant-Level Adjustments:
Add: Pre-opening costs	1,456	53
Add: Other general and administrative expense(1)	7,213	5,087
Less: Franchise royalty revenue and fees	474	190
Restaurant-Level Adjusted EBITDA:	$21,977	$14,712

Nine Months Ended	Pollo Tropical	Taco Cabana
October 1, 2017:
Adjusted EBITDA:	$41,257	$17,252
Restaurant-Level Adjustments:
Add: Pre-opening costs	1,013	865
Add: Other general and administrative expense(1)	21,345	16,610
Less: Franchise royalty revenue and fees	1,272	568
Restaurant-Level Adjusted EBITDA:	$62,343	$34,159

October 2, 2016:
Adjusted EBITDA:	$43,832	$30,530
Restaurant-Level Adjustments:
Add: Pre-opening costs	4,365	342
Add: Other general and administrative expense(1)	22,208	14,985
Less: Franchise royalty revenue and fees	1,559	540
Restaurant-Level Adjusted EBITDA:	$68,846	$45,317
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2017.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the third quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

None.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
None

Item 6.    Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.

10.1	Agreement dated as of October 12, 2017 between Charles Locke and Fiesta Restaurant Group, Inc.+

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: November 6, 2017	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: November 6, 2017	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Senior Vice President, Chief Financial Officer and Treasurer

Date: November 6, 2017	/S/ CHERI L. KINDER
(Signature)
Cheri L. Kinder Vice President, Corporate Controller