Form 10-K
period 2017-12-31
Fiesta Restaurant Group, Inc.
filed 2018-02-26
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 22, 2018, Fiesta Restaurant Group, Inc. had 27,093,581 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of July 2, 2017 of Fiesta Restaurant Group, Inc. was $522,577,697.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Fiesta Restaurant Group, Inc.'s 2018 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Fiesta Restaurant Group, Inc.'s fiscal year ended December 31, 2017 are incorporated by reference into Part III of this annual report.

FIESTA RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2017

PART I
Presentation of Information
Throughout this Annual Report on Form 10-K, we refer to Fiesta Restaurant Group, Inc. as “Fiesta Restaurant Group” or "Fiesta" and, together with its consolidated subsidiaries, as “we,” “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to restaurants refers to company-owned restaurants unless otherwise indicated.
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
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 29, 2013, December 28, 2014, January 1, 2017 and December 31, 2017 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks. The next year to contain 53 weeks is expected to be the fiscal year ending January 3, 2021.
Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA and margin and Restaurant-Level Adjusted EBITDA and margin are non-GAAP financial measures. We use these non-GAAP financial measures in addition to net income and income from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe these measures are important indicators of our operational strength and the performance of our business. These non-GAAP financial measures as calculated by us are not necessarily comparable to similarly titled measures reported by other companies, and should not be considered as an alternative to net income, earnings per share, cash flows from operating activities or other financial information determined under GAAP.
Prior to the second quarter of 2017, Adjusted EBITDA and Consolidated Adjusted EBITDA were defined as earnings before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other expense (income), net. In 2017, our board of directors appointed a new Chief Executive Officer who initiated the Strategic Renewal Plan (the "Plan") and uses an Adjusted EBITDA measure for the purpose of assessing performance and allocating resources to our segments. The Adjusted EBITDA measure used by the chief operating decision maker includes adjustments for significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants. Beginning in the second quarter of 2017, the primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is now defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Consolidated Adjusted EBITDA margin and Adjusted EBITDA margin are derived by dividing Consolidated Adjusted EBITDA and Adjusted EBITDA by total revenues and segment revenues, respectively.
Restaurant-level Adjusted EBITDA is defined as Adjusted EBITDA excluding franchise royalty revenues and fees, pre-opening costs and general and administrative expenses (including corporate-level general and administrative expenses). Restaurant-Level Adjusted EBITDA margin is derived by dividing Restaurant-Level Adjusted EBITDA by restaurant sales.
Management believes that such financial measures, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of net income (loss) to Consolidated Adjusted EBITDA and Restaurant-Level Adjusted EBITDA (i) provide useful information about our operating performance and period-over-period changes, (ii) provide additional information that is useful for evaluating the operating performance of our business and (iii) permit investors to gain an understanding of the factors and trends affecting our ongoing earnings, from which capital investments are made and debt is serviced. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies.

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

See Item 6—"Selected Financial Data” for a quantitative reconciliation from net income (loss), which we believe is the most directly comparable GAAP financial performance measure to Consolidated Adjusted EBITDA and Restaurant-Level Adjusted EBITDA.
Forward-Looking Statements
This 2017 Annual Report on Form 10-K contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward-looking statements" are any statements that are not based on historical information. Statements other than statements of historical facts included herein, including, without limitation, statements regarding our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are "forward-looking statements." Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or "cautionary statements," include, but are not limited to:

•	Increases in food and other commodity costs;

•	Risks associated with the expansion of our business, including increasing construction costs;

•	Risks associated with food borne illness or other food safety issues, including negative publicity through traditional and social media;

•	Our ability to manage our growth and successfully implement our business strategy;

•	A decrease in the labor supply to us or our key suppliers due to changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States;

•	Labor and employment benefit costs, including the impact of increases in federal and state minimum wages, increases in exempt status salary levels and healthcare costs;

•	Cyber security breaches;

•	General economic conditions, particularly in the retail sector;

•	Competitive conditions;

•	Weather conditions including hurricanes, windstorms and flooding, and other natural disasters;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Increases in employee injury and general liability claims;

•	Changes in consumer perception of dietary health and food safety;

•	Regulatory factors;

•	Fuel prices;

•	The outcome of pending or future legal claims or proceedings;

•	Environmental conditions and regulations;

•	Our borrowing costs;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

•	Factors that affect the restaurant industry generally, including product recalls, liability if our products cause injury, ingredient disclosure and labeling laws and regulations; and

•	Other factors discussed under Item 1A-“Risk Factors” and elsewhere herein.

ITEM 1. BUSINESS
Overview
Our Company
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature citrus marinated, fire-grilled chicken and other freshly prepared tropical inspired menu items, while our Taco Cabana restaurants specialize in Mexican inspired food made fresh by hand. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows.
For the fiscal year ended December 31, 2017, the average annual sales per restaurant was approximately $2.3 million for our Pollo Tropical restaurants and approximately $1.8 million for our Taco Cabana restaurants. As of December 31, 2017, we owned and operated 146 Pollo Tropical restaurants in the southeast United States, and 166 Taco Cabana restaurants in Texas, for a total of 312 restaurants across three states. We franchise our Pollo Tropical restaurants primarily in international markets, and as of December 31, 2017, we had 25 franchised Pollo Tropical restaurants outside the United States. In addition, as of December 31, 2017, we had five domestic non-traditional licensed locations on college campuses and one location in a hospital in Florida. As of December 31, 2017, we had five Taco Cabana franchised restaurants in New Mexico and two non-traditional Taco Cabana licensed domestic locations on college campuses in Texas. For the fiscal year ended December 31, 2017, we generated consolidated revenues of $669.1 million, and comparable restaurant sales decreased 6.5% for Pollo Tropical and 7.3% for Taco Cabana from 2016.
The Strategic Renewal Plan (the "Plan")
On February 27, 2017, we announced the appointment of Richard C. Stockinger as Chief Executive Officer and President of the Company, effective February 28, 2017. Shortly thereafter, we developed and began implementing the Plan designed to significantly improve our core business model and drive long term shareholder value creation, consisting of the following: 1) revitalizing restaurant performance in core markets; 2) managing capital and financial discipline; 3) establishing platforms for long term growth; and 4) optimizing each brands' restaurant portfolio.
We filled open positions on our senior management team by early in the fourth quarter of 2017 to ensure the successful implementation of the Plan and the refinement of our strategy and tactics as we move forward. We relaunched the Pollo Tropical brand in October 2017 and intend to relaunch the Taco Cabana brand in mid-2018 once the material aspects of the Plan with respect to Taco Cabana are in place. The relaunch of both brands was delayed as a result of Hurricanes Harvey and Irma (the "Hurricanes").
The items detailed below reflect our meaningful progress during the 2017 fiscal year and areas of focus as we enter 2018:
Revitalizing Restaurant Brands in Core Markets

•
We have comprehensively implemented refined recipes that improve food quality with higher quality fresh ingredients, impacting approximately 90% of menu items at both brands. We have vertically integrated our chicken supply chain, allowing us to control the feed and breed of all chickens purchased, initially at Pollo Tropical. Commencing in January 2018, all chicken served at Pollo Tropical was 100% No Antibiotics Ever (NAE).

•
Multiple operational initiatives have been put in place to deliver high quality execution with consistency, including the implementation of new labor models to improve speed of service, transaction flow, and the quality and consistency of hospitality.

•
Comprehensive research including Attitude, Awareness and Usage (AAU) and Total Unduplicated Reach and Frequency (TURF) studies have been completed by both brands to identify issues and opportunities within our current user groups. Each brand will conduct focus groups in the first half of 2018 to better understand brand obstacles and opportunities as we refine our menu offerings and reposition our brands outside of our core markets.

•
Both brands have rolled out digital menu boards that introduce new menu items that we believe help to further differentiate our brands in a competitive marketplace. Research further validated our new menu direction, including identifying new and future opportunities to further enhance our menu and appeal to our guests.

•
In late 2017, new creative TV, radio, billboard and social media advertising campaigns were launched at both brands that feature signature and new menu offerings being freshly prepared in our restaurant kitchens. New promotional strategies have been implemented to balance everyday value with premium offerings.

•
We continue to upgrade our restaurant facilities, including added signage and exterior lighting to improve visibility. We anticipate that these material upgrades in 2017 and 2018 will provide a clean, safe and appealing environment for our guests and our team members, and further provide cooking platforms to produce high quality menu items with consistency.

•	Regional chefs were added to the field structure to enhance food knowledge, provide culinary training and further ensure adherence to high quality operating and food safety standards.

•	Training systems, process and structure are being revamped in 2018. Materials will be digitized and trainers will take on a more proactive and impactful role in the field.
Managing Capital and Financial Discipline

•	Based on research and financial modeling, we have introduced a tiered menu pricing strategy across both brands in October 2017.

•	Nine Pollo Tropical restaurants were remodeled in 2017.

•	We restructured our organization during 2017 and eliminated field and corporate positions to mitigate investments we are making to enhance the guest experience.

•	In 2018 we will implement a preventative maintenance program to improve the longevity of our restaurant base.

•	Restaurant prototypes for both brands are being redesigned to optimize the guest experience and deliver attractive investment returns at lower costs.

•	We are planning to test kiosks during 2018 which could potentially mitigate increasing labor costs, increase our average guest check and improve accuracy.
Establishing Platforms for Long Term Growth

•
We launched an outsourced call center to answer guest inquiries and handle catering orders, initially at Pollo Tropical. Catering and delivery are a significant source of future growth at both brands and will be keen areas of focus in 2018.

•
We are working with new partners to establish comprehensive digital capabilities that will include refining delivery, catering, mobile apps, online ordering and new loyalty platforms for implementation in 2018.

•	We continue to refine the positioning of both brands in core markets and outside of core markets beginning with Pollo Tropical locations in North Florida and the Atlanta metropolitan area.
Optimizing our Restaurant Portfolio

•	We have rationalized our restaurant portfolio at both brands with the closure of a number of unprofitable restaurants.

•	We are updating our franchise disclosure documents to support potential franchise growth in the future.

•	We plan to update our site selection and restaurant optimization models for future expansion outside of core markets.
Other Events
During the third quarter of 2017, Texas and Florida were struck by the Hurricanes. 43 Taco Cabana and two Pollo Tropical restaurants in the Houston metropolitan area and all Pollo Tropical restaurants in Florida and the Atlanta metropolitan area were closed and affected by the Hurricanes to varying degrees (e.g. property preparation and damage, inventory losses, payment of hourly restaurant employees while restaurants were closed, lost business related to temporary closures, limited menu and modified hours of operations). Other Texas markets where we operate restaurants including San Antonio were also affected by Hurricane Harvey, but to a lesser degree.
We estimate that the Hurricanes negatively impacted Adjusted EBITDA and income (loss) from operations by approximately $2.5 million to $3.5 million for Pollo Tropical, net of $0.7 million in estimated insurance recoveries, and approximately $0.5 million to $1.5 million for Taco Cabana, net of $0.2 million in estimated insurance recoveries, and negatively impacted comparable restaurant sales and transactions by approximately 1.0% to 2.0% for Pollo Tropical, and approximately 0.5% to 1.0% for Taco Cabana for the twelve months ended December 31, 2017.
Primarily based on a restaurant portfolio examination as part of our strategic review process to enhance long-term shareholder value and, to a lesser extent, due to the impact of Hurricane Harvey in Houston, we closed six of our Taco Cabana restaurants and 40 of our Pollo Tropical restaurants during 2017, including all of our Pollo Tropical restaurants in Texas and Nashville, Tennessee. In 2017, one of the closed Pollo Tropical restaurants in Texas was converted to a Taco Cabana restaurant and we anticipate up to five closed Pollo Tropical restaurants in Texas will be converted to Taco Cabana restaurants in 2018.
In 2017, we recognized impairment charges with respect to the 46 restaurants that were closed and two additional Pollo Tropical restaurants and five Taco Cabana restaurants that we continue to operate. Impairment and other lease charges for the twelve months ended December 31, 2017 were $61.8 million and included impairment charges of $54.2 million and lease and other charges related to closed restaurants of $7.5 million. The 46 closed restaurants contributed approximately $10.1 million in operating losses to income from operations for the twelve months ended December 31, 2017, including $3.0 million in depreciation expense.
The restaurant industry experienced a continued general slowdown in 2017. We believe the challenging market and industry conditions, opportunities for improvement at both brands that are being addressed as part of the Plan, reduced media over several consecutive months while we implemented key aspects of the Plan, and the Hurricanes contributed to a decline in comparable restaurant transactions and sales at both brands in 2017.
Our Brands
Our restaurants operate in the fast-casual and quick-service restaurant segments and feature fresh-made cooking, drive thru service and catering.
Pollo Tropical. Our Pollo Tropical restaurants offer fresh, fire-grilled chicken marinated in a proprietary blend of tropical fruit juices and spices. Other favorite menu items include Mojo Roast Pork, TropiChops® (a create your own casserole bowl of grilled chicken breast, roast pork or grilled vegetables served over white, brown or yellow rice and red or black beans and vegetables), sandwiches, wraps, salads and freshly made sides including rice and beans. The menu’s emphasis is on freshness and quality, with a focus on flavorful chicken served “hot off the grill”. We also offer a self-service "Saucing Island" which includes a wide selection of salsas, sauces, cilantro, onions and other items which allow our guests to further customize their orders. We also offer tropical inspired desserts such as key lime pie and cuatro leches cake, and beverages including fountain soft drinks and other bottled drinks. Most menu items are prepared daily in each of our restaurants, which feature open display cooking on large, open-flame grills. We offer both individual and family meal-sized portions which enable us to provide a home meal replacement for our guests and catering for parties and corporate events. Guests also have the ability to order on-line in advance.
Our Pollo Tropical restaurants feature dining areas designed to create an inviting, festive and tropical atmosphere. We also provide our guests the option of take-out, including the ability to order on-line in advance, and nearly all of our restaurants provide the convenience of drive-thru windows. In some locations, delivery is available. Our Pollo Tropical restaurants are generally open for lunch, dinner and late night seven days a week. As of December 31, 2017, substantially all of our Pollo Tropical restaurants were freestanding buildings. Our typical freestanding Pollo Tropical restaurant ranges from 2,800 to 3,700 square feet and provides interior seating for approximately 70 to 90 guests. For the year ended December 31, 2017, the average sales transaction at our Pollo Tropical restaurants was $11.16, with sales at dinner and lunch representing 52.8% and 47.2%, respectively. For the year ended December 31, 2017, our Pollo Tropical brand generated total revenues of $374.1 million and Adjusted EBITDA of $50.9 million.
Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. As of December 31, 2017, we owned and operated a total of 146 Pollo Tropical restaurants, of which 137 were located in Florida and nine were located in Atlanta, Georgia. We continue to reimage existing Pollo Tropical restaurants to update both the exterior and interior of the restaurants to the latest standard. In 2017, we reimaged nine Pollo Tropical restaurants.
We are franchising our Pollo Tropical restaurants primarily internationally, and as of December 31, 2017, we had 25 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, the Bahamas, Venezuela and Guyana, and five non-traditional licensed locations on college campuses and one located in a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
Taco Cabana. Our Taco Cabana restaurants serve fresh, Mexican-inspired food, including tacos, flame-grilled steak and chicken fajitas served on sizzling iron skillets, quesadillas, hand-rolled flautas, enchiladas, burritos, fresh-made flour tortillas, customizable salads served in our Cabana Bowl®, and our popular breakfast tacos. We also offer a self-service salsa bar which includes a wide selection of made-from-scratch salsas, sauces, sliced jalapeños, chopped cilantro, chopped onions and other items which allow our guests to further customize their orders. Our beverage offerings include fountain soft drinks, our signature frozen margaritas and beer as well as bottled Mexican Coke and Fanta Orange soda made with real cane sugar. Most menu items are freshly-prepared at each restaurant daily.
Taco Cabana restaurants feature open display cooking that enables guests to observe fajitas cooking on an open grill, a tortilla machine pressing and grilling fresh flour tortillas and the fresh preparation of other menu items. Our Taco Cabana restaurants feature interior dining areas as well as semi-enclosed and outdoor patio areas, which provide a vibrant, contemporary decor and relaxing atmosphere. We offer both individual and family meal-sized portions which enable us to provide a home meal replacement for our guests and catering for parties and corporate events. Additionally, we provide our guests the option to order on-line in advance, as well as the convenience of drive-thru windows. In some locations, delivery is available. Our typical freestanding Taco Cabana restaurants average approximately 3,500 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 guests, with additional outside patio seating for approximately 50 guests. As of December 31, 2017, substantially all of our Taco Cabana restaurants were freestanding buildings.

Taco Cabana pioneered the Mexican patio cafe concept with its first restaurant in San Antonio, Texas in 1978. As of December 31, 2017, we owned and operated 166 Taco Cabana restaurants, all located in Texas. As of December 31, 2017, we also had five Taco Cabana franchised restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations located on college campuses in Texas. At the beginning of 2017, the majority of our Taco Cabana restaurants were open 24 hours a day, seven days a week. However, during 2017, we reviewed hours of operation across our restaurant portfolio and reduced the number of restaurants that operate 24 hours a day, seven days a week to 32 by the end of the year. For the year ended December 31, 2017, sales at dinner, lunch and breakfast represented 24.7%, 21.8% and 23.5%, respectively, and the average sales transaction at our Taco Cabana restaurants was $9.43. For the year ended December 31, 2017, our Taco Cabana brand generated total revenues of $295.0 million and Adjusted EBITDA of $16.5 million.
Our Competitive Strengths
We believe the success of our Pollo Tropical and Taco Cabana brands is a result of the following key attributes:
Well Positioned and Differentiated in the Fast-Casual and Quick-Service Segments. As of December 31, 2017, we owned, operated and franchised 350 fast-casual restaurants under our Pollo Tropical and Taco Cabana brands which have almost 30 and 40 years, respectively, of operating history. In addition, at $2.3 million and $1.8 million, respectively, we believe Pollo Tropical and Taco Cabana have compelling average annual sales per restaurant within the fast-casual and quick-service segments. We believe our brands are well positioned in the industry due to our high quality, freshly-prepared food, value and differentiation of flavor profiles. In addition, we anticipate that the Plan will enhance the guest experience and better position our brands for successful and sustainable future growth.
Two Leading, Differentiated Brands Serving Fresh, High Quality Foods With Broad Appeal and a Compelling Value Proposition. Our Pollo Tropical and Taco Cabana brands are differentiated from other dining options and offer distinct flavor profiles and healthful menu choices at affordable prices that we believe have broad consumer appeal, provide guests with a compelling value proposition, attract a diverse customer base and drive guest frequency and loyalty. Pollo Tropical and Taco Cabana are committed to serving freshly-prepared food using quality ingredients that are made-to-order and customized for each guest. Both of our brands offer a wide range of menu offerings and home meal replacement options in generous portion sizes and at affordable price points which appeal to a broad customer base. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. Pollo Tropical is known for its fresh, fire-grilled chicken marinated in a proprietary blend of tropical fruit juices and spices. Taco Cabana specializes in Mexican inspired food made fresh by hand, including breakfast and non-breakfast tacos and sizzling fajitas served hot on an iron skillet. In order to provide variety to our guests and to address changes in consumer preferences, we have enhanced our menus, including some seasonal offerings at our Pollo Tropical and Taco Cabana restaurants. We also selectively use promotions and limited time offers which are intended to reinforce our value proposition and to introduce new products. Additionally, our menus include a number of options to address guests’ increasing focus on healthful eating, and we offer our guests drive-thru service at the majority of our restaurants in order to provide a fast, convenience option including home meal replacement and family meals.
Compelling Business Model. We enjoy significant brand recognition due to high market penetration of our restaurants in our core markets which provides operating, marketing and distribution efficiencies and convenience for our guests. Both of our brands have strong brand affinity in our core markets as evidenced by fast-casual and quick-service segment-leading average annual sales volumes, as noted above. With the implementation of the Plan, sales growth and effective cost management, we anticipate that the brands will produce higher restaurant-level operating margins in the future, as they have in the past.
Growth Strategies
Our long-term strategy is focused on profitably building our base business, growing new distribution channels, including delivery, catering, licensed and franchised locations, and development of new restaurants. Prior to 2017, the development of new Pollo Tropical restaurants was the primary growth vehicle. In 2016, given industry headwinds and brand opportunities for improvement that are being addressed as part of the Plan, we slowed our restaurant development to focus on revitalizing our restaurants in our core markets and brand repositioning outside of our core markets. In 2017, we opened nine new Pollo Tropical restaurants in Florida and six new Taco Cabana restaurants in Texas. Based on a restaurant portfolio examination as part of our strategic review process to enhance long-term shareholder value, we closed 40 Pollo Tropical restaurants and six Taco Cabana restaurants in 2017 and ten Pollo Tropical restaurants in 2016. In 2018, we expect to open nine new Pollo Tropical restaurants in Florida and seven new Taco Cabana restaurants in Texas, including up to five closed Pollo Tropical restaurants that we anticipate will be converted to Taco Cabana restaurants in 2018.
Our strategies for growth primarily include:
Develop New Restaurants. We believe that we have opportunities to develop additional Pollo Tropical and Taco Cabana restaurants in Florida and Texas, respectively, as well as potential future expansion opportunities in other existing markets and into other regions of the United States that match our targeted demographic and site selection criteria. However, taking into account challenging market conditions and because restaurants in new markets have not achieved expected sales volumes and profitability at the pace we anticipated, we have suspended new restaurant development of Pollo Tropical restaurants outside of south Florida until we successfully reposition our brands in non-core markets.
We target opening freestanding restaurants in order to provide drive-thru service which is an important convenience and sales component for our brands. The location of our restaurants is a critical component of each restaurant’s success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management team determines the acceptability of all new sites, based upon analyses prepared by our real estate, financial and operations professionals as well as a third party vendor that employs proprietary location research technology and performs site evaluations on our behalf. Historically, this process has typically resulted in entering into a long-term lease for the land followed by construction of the building or the conversion of an existing building using cash generated from our operations or with borrowings under our senior credit facility.
The following table includes the recent historical initial interior cost (including equipment, seating, signage and other interior costs) of a typical new or converted freestanding restaurant, as well as the historical exterior cost (including building and site improvements) and land if acquired.

	Pollo Tropical	Taco Cabana
Interior costs and signage	$0.5 million to $0.7 million	$0.4 million to $0.7 million
Exterior costs	$1.1 million to $1.4 million	$0.5 million to $1.3 million
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
Increase Comparable Restaurant Sales. We experienced a decline in comparable restaurant sales and transactions in both 2016 and 2017 which we believe was attributable to challenging market and industry conditions and opportunities for improvement at both brands that are being addressed as part of the Plan. In addition, 2017 was further negatively impacted by reduced media over several consecutive months while we implemented key aspects of the Plan as well as the impact of the Hurricanes. We experienced an increase in comparable restaurant sales at each brand in 2011 through 2015 and we intend to increase comparable restaurant sales in the future by attracting new customers and increasing guest frequency through the following strategies:

•
Focus on consistency of operations and food quality: We believe high quality food and hospitality results in an enjoyable guest experience, which drives loyalty and guest frequency. We are improving systems and processes, including a new labor scheduling tool, tighter management spans of control and regional chefs, to ensure consistency of operations at both brands. During 2017, we improved over 90 percent of our recipes with higher quality, fresh ingredients and through vertical integration and introduced NAE chicken at Pollo Tropical restaurants in early 2018. We believe offering NAE chicken is meaningful to health conscious consumers and differentiates our brand in the market place. In addition, supply chain and food preparation processes have been implemented at both brands to ensure high quality, freshness and consistency of our food, which we believe are critical components to the continued success of our brands.

•
New product innovation: Across both brands, our menus are centered on freshly prepared, high quality food offerings that we believe have both broad appeal and provide everyday value. Pollo Tropical and Taco Cabana each have separate teams of product research and development professionals that enables us to continually refine our menu offerings and develop new products, several of which are validated by consumer research. Maintaining a strong product pipeline is critical to keeping our offerings compelling, and we intend to introduce innovative new menu items and enhancements to existing menu favorites throughout the year to drive further guest traffic and maximize guest frequency.

•
Focus on effective advertising to highlight our everyday value proposition: Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic system-wide promotions, outdoor marketing including billboards, in-restaurant promotions, local store marketing, social media, digital and web-based marketing and other strategies, including the use of radio and television advertising and limited-time offer menu item promotions. We plan to continue to refine our advertising and media strategies to continue to reinforce the key attributes of our brands which include high quality, freshly-prepared food, an enhanced guest experience, everyday value, convenience and new limited time menu offerings. In addition, we are introducing new loyalty programs at Pollo Tropical and Taco Cabana in 2018 to further connect with our guests to build affinity and frequency. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical’s advertising expenditures were 4.4% in 2017, 3.7% in 2016 and 2.6% in 2015. As a percentage of Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 3.3% in 2017, 3.9% in 2016 and 3.8% in 2015.

•
Grow our off-premise sales: The inclusion of portable menu items, such as wraps, sandwiches, bowls and salads, as well as home meal replacement and family meals, and an increased focus on catering and delivery will continue to be a key focus for both brands as we look to capture more off-premise meal occasions which we believe may be significant. Therefore, in 2018 we expect to introduce enhanced delivery and catering platforms utilizing dedicated leadership and enhanced digital capabilities and launch a redesigned website with enhanced on-line ordering.

•
Continue our reimage program: We believe ensuring a high quality restaurant environment that complements our quality focus on food and hospitality will further drive incremental sales and profitability. We continue to implement restaurant enhancement initiatives to ensure safe, consistent and appealing environments at our Pollo Tropical and Taco Cabana restaurants. In addition, we are continuing to gradually update the exterior and interior elements of our restaurants to the current standard to be more relevant to our target audience. We expect that these enhancements will improve our brands’ positioning in the marketplace and offer a consistent, quality guest experience. In 2017, we reimaged nine Pollo Tropical restaurants and plan to reimage additional Pollo Tropical and Taco Cabana restaurants in 2018 and beyond.

Improve Profitability and Optimize Our Infrastructure. With the implementation of the Plan, we anticipate that our restaurant-level operations for our restaurants at both brands will improve over time and our restaurants will become more competitive within the fast-casual and quick-service segments through new restaurant development and growing comparable restaurant sales and traffic. In addition to growing sales and expanding margins, we also believe that our large restaurant base, skilled management team, operating systems, technology initiatives and training and development programs support our strategy of enhancing operating efficiencies while prudently growing our restaurant base. We continue to focus on maximizing cost efficiencies, including, among other things, implementing profit enhancement initiatives focused on food and labor costs, leveraging our purchasing power and enhancing our supply chain expertise to optimize costs while delivering a high quality guest experience with consistency.
Competition
The restaurant industry is highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional quick service, fast casual, and in some cases casual dining restaurant chains, as well as locally owned restaurants. We also compete with delivered meal solutions, convenience stores, grocery stores and other purveyors of moderately priced and quickly prepared foods.
We believe that:

•	product quality and taste;

•	brand differentiation and recognition;

•	convenience of location;

•	speed of service;

•	menu variety;

•	value perception;

•	ambiance;

•	cleanliness; and

•	hospitality
are among the important competitive factors in the fast-casual and quick-service restaurant segments and that our two concepts effectively compete against those categories. Pollo Tropical’s competitors include national and regional chicken-based concepts, as well as other concepts. Taco Cabana’s restaurants compete with other Mexican inspired concepts as well as other concepts.

Restaurant Operating Data
Selected restaurant operating data for our two restaurant concepts is as follows:

	Year ended
	December 31, 2017	January 1, 2017	January 3, 2016
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands) (1)	$2,331	$2,354	$2,585
Average sales transaction	$11.16	$10.94	$10.76
Drive-through sales as a percentage of total sales	47.9%	46.3%	45.7%
Day-part sales percentages:
Lunch	47.2%	47.1%	46.8%
Dinner and late night	52.8%	52.9%	53.2%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands) (1)	$1,760	$1,894	$1,920
Average sales transaction	$9.43	$9.27	$9.16
Drive-through sales as a percentage of total sales	56.4%	55.7%	54.7%
Day-part sales percentages:
Breakfast	23.5%	22.3%	20.8%
Lunch	21.8%	22.0%	22.4%
Dinner	24.7%	24.9%	25.4%
Late night (9pm to midnight)	11.4%	11.8%	12.1%
Afternoon (2pm to 5pm)	12.7%	12.6%	12.7%
Overnight (midnight to 6am)	5.9%	6.4%	6.6%
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
Seasonality
Our business is marginally seasonal due to regional weather conditions. Sales from our restaurants located in south Florida are generally higher during the winter months than during the summer months, while sales from our restaurants located in Texas, central and north Florida and Atlanta are generally higher during the summer months than the winter months. In addition, we have outdoor seating at many of our restaurants and the effects of adverse weather may impact the use of these areas and may negatively impact our restaurant sales.
Operations
Management Structure
We conduct substantially all of our operations, training, marketing, real estate, facilities and culinary research and development support functions from our Pollo Tropical division headquarters in Miami, Florida, and our Taco Cabana division headquarters in San Antonio, Texas. The management structure of Pollo Tropical consists of our President of Pollo Tropical, Danny Meisenheimer, who also serves as our Chief Operating Officer of Fiesta, and has over 30 years of experience in the restaurant industry, and one Vice President of Operations who is supported by six Regional Directors and 20 District Managers. The management structure of Taco Cabana consists of our President of Taco Cabana, Charles Locke, who has over 20 years of restaurant industry experience, and is supported by six Regional Directors, one Senior District Manager and 27 District Managers. The Pollo Tropical and Taco Cabana Presidents are supported by a number of divisional and corporate executives with responsibility for operations, marketing, product development, purchasing, human resources, training, real estate and finance. For each of our brands, a district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants. District managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision.

Typically, our restaurants are staffed with hourly employees who are supervised by a salaried restaurant or general manager and one to three salaried assistant managers and one to eight shift leaders.
Our executive management functions are primarily conducted from our offices in Dallas, Texas and Miami, Florida. Our new management team is led by Richard Stockinger, who serves as our President and Chief Executive Officer, Lynn Schweinfurth serves as our Senior Vice President, Chief Financial Officer and Treasurer, Maria Chang Mayer serves as our Senior Vice President, General Counsel and Secretary, Anthony Dinkins serves as our Senior Vice President of Human Resources, Danny Meisenheimer serves as our Senior Vice President, Chief Operating Officer of Fiesta and President of Pollo Tropical, and Charles Locke serves as President of Taco Cabana.
Training
We maintain a comprehensive training and development program for all our restaurant personnel and provide both classroom and in-restaurant training for our salaried and hourly team members. Technology enhancements to our Learning Management System and a re-design of our e-learning courses is underway to focus our team members on system-wide operating procedures by position, food preparation methods and guest service standards.
The first six months of a new manager’s time is spent in initial training with active coaching and a limited span of control. This period covers basic shift control, team member supervision, procedural and technical skills and management development. During the following eight weeks, managers are under the direct supervision of a dedicated field training manager. The ensuing four months contain intense classroom training with an emphasis on skills building. Thereafter, we customize an intensive, self-paced ongoing development program designed to prepare each employee for the next level of management.
Our training process for new restaurant openings has been developed over the last five years as we expanded into new territory. Dedicated trainers, a new restaurant opening support team and a well-documented training and logistics process is in place to assist us in ensuring consistent execution of the brand standards as new restaurants open. The process consists of digital courses, hands-on training and role playing to ensure we transfer knowledge of our menu authenticity, knowledge and passion for our food and a culture of caring, which are strengths in our traditional markets. Our opening processes and training programs are designed to effectively instill these values along with our operating standards to our teams in new markets.
Management Information Systems
Our management information systems provide us the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants.
In all corporate-owned restaurants, we use computerized management information systems, which we believe are scalable to support our future growth plans. We use touch-screen point-of-sale (POS) systems designed specifically for the restaurant industry that facilitate accuracy and speed of order taking, are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with above-store enterprise applications that are designed to facilitate financial and management control of our restaurant operations. All products sold and related prices at our restaurants are programmed into the system from our central support office.
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

Community Social Impact
We are committed to being a deeply responsible company in the communities where we do business. Our focus is on serving high quality food to our guests and contributing positively to the communities where our restaurants are located. This is integral to our business strategy. Some of our initiatives include:

•	Introducing "No Antibiotics Ever" chicken at our Pollo Tropical restaurants in early 2018 which will provide our guests with higher quality food containing more natural ingredients;

•	Actively working to procure more earth-friendly serving and packaging materials for our products in all of our restaurants;

•	Beginning a program to actively recruit military veterans to work at our restaurants;

•	Providing hundreds of hot meals to first responders, victims, elderly residents and others in Texas and in Florida in the aftermath of the Hurricanes;

•	Providing hundreds of hot meals to local police, FBI, first responders and local residents in need after the Parkland shooting tragedy; and

•	Assisting, through our non-profit Fiesta Family Foundation, many of our employees who have personally suffered losses as a result of the Hurricanes or other hardships.
As a result of these initiatives, we believe we deliver benefits to our stakeholders, including employees, business partners, customers, suppliers, stockholders, community members and others.
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
As part of our initiative to improve food quality, we introduced 100% NAE chicken for all chicken menu items at Pollo Tropical in early 2018. NAE chicken ensures that antibiotics were never introduced through feed, water source or any other means during the life of the birds. To ensure this, the Company’s chicken producers are only those approved and certified as NAE compliant by the United States Department of Agriculture (USDA). If at any time these producers lose their certification, they will be removed from our supply chain network. Fiesta will also work closely with each producer to ensure that NAE qualifications are upheld.
For both our Pollo Tropical and Taco Cabana restaurants, we have long-term service agreements with our primary distributors of food and paper products. In 2014, we consolidated our food distribution with Performance Food Group, Inc., which is now our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 26, 2019. For our Pollo Tropical restaurants, Kelly Food Service is our primary chicken distributor under an agreement that expires on December 31, 2018. We also currently rely on six suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2018.
Quality Assurance
Pollo Tropical and Taco Cabana are committed to obtaining quality ingredients and creating freshly-prepared food in a safe manner. In addition to operating in accordance with quality assurance and health standards mandated by federal, state and local governmental laws and regulations regarding minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness, among other things, we have also developed our own internal quality control standards. We require our suppliers to adhere to our high quality control standards, and we regularly inspect their products and production and distribution facilities to ensure that they conform to those standards. In addition, we have implemented certain procedures to ensure that we serve safe, quality meals to our guests. As an example, we utilize the nationally-recognized ServSafe program to train our kitchen staff and managers in proper food handling and preparation techniques. In addition, we have hired a third party that conducts unscheduled inspections of our restaurants, and restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis.
In addition to food safety, our operational focus at each of our two concepts is closely monitored to achieve a high level of guest satisfaction via speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with our operating policies. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the restaurants and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various guest service standards and objectives, including feedback obtained directly from our guests. The guest feedback is monitored by an independent agency and by us and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have in-house guest service representatives that manage guest feedback and inquiries.

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
Continued Commitment to Strong Governance
At the 2018 Annual Meeting of Stockholders, we intend to include a proposal to declassify our board of directors so that beginning at our 2019 Annual Meeting of Stockholders, our entire board of directors would stand for re-election for a one-year term.  Additionally, our board of directors has adopted a maximum age of 75 for any director nominee, including a mandatory retirement age for an incumbent director which will preclude an incumbent director from seeking nomination for re-election to our board of directors.
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
We are subject to the federal Fair Labor Standards Act and various other federal and state laws governing employment matters. While we pay, on average, rates that are above the federal minimum wage, and where applicable, state minimum wage, increases in those minimum wages have in the past increased wage rates at our restaurants and in the future will affect our labor costs. Also, certain provisions of the comprehensive federal health care reform law enacted in 2010 became effective in 2015. We anticipate that a combination of labor management, cost reduction initiatives, technology and menu price increases can materially offset the potential increased costs associated with these and other regulations in 2018.
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
Employees
As of December 31, 2017, we employed approximately 10,290 persons, of which approximately 200 were corporate and administrative personnel and approximately 10,090 were restaurant operations and other supervisory personnel. None of our employees are covered by collective bargaining agreements. We believe that overall relations with our employees are good.
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
The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete also compete with delivered meal solutions, convenience stores, grocery stores and other purveyors of moderately priced and quickly prepared foods.
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
Factors applicable to the quick-service and fast-casual restaurant segments may adversely affect our results of operations, which may cause a decrease in earnings and revenues.
The quick-service and fast-casual restaurant segments are highly competitive and can be materially adversely affected by many factors, including:

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

•
the availability of hourly-paid employees and experienced restaurant managers including a decrease in the labor supply due to changes in immigration policy such as barriers for entry into, working in, or remaining in the United States;

•	increased labor costs, including higher wages, unemployment insurance, minimum wage, unionization of restaurant employees and overtime requirements;

•	increases in the cost of providing healthcare and related benefits to employees, including the impact of the Affordable Care Act;

•	costs related to remaining competitive and current with regard to new technologies in our restaurants such as loyalty programs, gift cards, on-line ordering and credit card security; and

•	regional weather conditions including hurricanes, windstorms and flooding, and other natural disasters.
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
Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants, restaurants operated by our franchisees or to restaurants owned or operated by other companies. For example, outbreaks of e-coli, norovirus, salmonella, lysteria and other illnesses or health concerns about the consumption of certain foods such as beef or chicken or by specific events such as the outbreak of “mad cow” disease or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce the available supply of beef, chicken or other key commodities, such as eggs or produce, or significantly raise the price of these key commodities.
In addition, while we believe we have appropriate food handling safety guidelines and employee training regarding the same, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our restaurants. Food-borne or local illness or food tampering incidents could be caused by guests, employees, food suppliers or distributors and, therefore, could be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our business.

Changes in consumer tastes and purchasing habits could negatively impact our business.
We obtain a significant portion of our revenues from the sale of foods that are characterized as tropical and Mexican inspired and if consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. The quick-service and fast-casual segments are characterized by the frequent introduction of new products often accompanied by substantial promotional campaigns and are subject to changing consumer preferences, tastes, and eating and purchasing habits and demographic changes. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. In addition, consumer dining and purchasing habits may shift due to competing alternatives and services including grab-and-go kiosks and home delivery of meals and groceries, and other factors affecting the restaurant industry. We may find it necessary to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose guests who do not prefer the new menu items. In recent years, numerous companies in the industry have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, fresh, local, clean and all-natural, no antibiotic ever, free from artificial ingredients, minimally processed, low in calories and low in fat content. If we do not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.
An increase in food costs could adversely affect our operating results.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the cost or availability of certain food products could affect our ability to offer a broad menu and maintain competitive prices and could materially adversely affect our profitability and reputation. The type, variety, quality and cost of produce, beef, poultry, cheese and other commodities can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, including higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we utilize purchasing contracts to lock in the prices for a material portion of the food commodities used in our restaurants, some of the commodities used in our operations cannot be locked in for periods longer than one month. Currently, we have contracts of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry and beef. We do not use financial instruments to hedge our risk against market fluctuations in the price of commodities at this time. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.
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
We negotiate directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Food and supplies for both brands are ordered from approved suppliers and are shipped to the restaurants via distributors. Both brands are responsible for monitoring quality control, for the supervision of these suppliers and for conducting inspections to observe preparations and ensure the quality of products purchased. For both our Pollo Tropical and Taco Cabana restaurants, we have long-term service agreements with our primary distributors of food and paper products. In 2014, we consolidated our food distribution with Performance Food Group, Inc., which is now our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 26, 2019. For our Pollo Tropical restaurants, Kelly Food Service is our primary chicken distributor under an agreement that expires on December 31, 2018. We also currently rely on six suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2018. If our distributors or suppliers were unable to service us, this could lead to a material disruption of service or supply until a new distributor or supplier is engaged, which could have a material adverse effect on our business.
If there is a lack of sufficient labor or labor costs increase, our operating results may be adversely affected.
Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs, because of increased competition for employees, a decrease in the labor supply to us or our key suppliers due to changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States, higher employee-turnover rates, unionization of restaurant workers, or increases in federal, state, or local minimum wages or in other employee benefits costs

(including costs associated with health insurance coverage or workers’ compensation insurance), this could have a material adverse effect on our operating results.
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
If our competitors increase spending on advertising and promotions, or the cost of television, radio or digital advertising increase, or our advertising and promotions are less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.
Our business is regional and we therefore face risks related to reliance on certain markets as well as risks for other unforeseen events.
As of December 31, 2017, excluding our franchised locations, all but nine of our Pollo Tropical restaurants were located in Florida and all of our Taco Cabana restaurants were located in Texas. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida and Texas, the tourism industry affecting Florida and other unforeseen events may have a material impact on the success of our restaurants in those locations.
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
We have encountered and may continue to encounter difficulties developing restaurants outside of our more mature core markets, and there can be no assurance that we will be able to successfully grow our market presence beyond our more mature core markets. We may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. It may be more challenging for us to attract guests to our restaurants in areas where there is a limited or a lack of market awareness of the Pollo Tropical or Taco Cabana brand. Restaurants opened in new markets where we have not reached media efficiency may open at lower sales volumes than restaurants opened in more mature markets, and may have lower restaurant-level operating margins than more mature markets. Sales at restaurants opened in new markets that are not yet media efficient have taken and may continue to take longer to reach average restaurant sales volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment and other lease charges. Opening new restaurants in areas in which potential guests may not be familiar with our restaurants may include costs related to the opening and marketing of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer guests than our more established restaurants in existing markets. We may also not open a sufficient number of restaurants in new markets to adequately leverage distribution, supervision and marketing costs. As a result of the foregoing, we cannot ensure that we will be able to successfully or profitably operate our new restaurants outside our existing markets.
We cannot ensure that the current locations of our existing restaurants will continue to be economically viable or that additional locations will be acquired at reasonable costs.
The location of our restaurants has significant influence on their success. We cannot ensure that current locations will continue to be economically viable or that additional locations can be constructed and leased at reasonable costs. In addition, the economic environment where restaurants are located could decline in the future, which could result in reduced sales in those locations. We cannot ensure that new sites will be profitable or as profitable as existing sites.
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
Changes in employment laws may adversely affect our business.
Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers' compensation rates, immigration status and other wage and benefit requirements. In addition, states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the E-Verify program, an Internet-based, free program run by the United States government to verify employment eligibility, in states in which participation is required. However, use of the E-Verify program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition and results of operations.
The effect of changes to U.S. health care laws may increase our health care costs and negatively impact our financial results.
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
We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered on our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of certain restaurants, alleging that they have failed to disclose the health risks associated with high-fat or high sodium foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.
Our franchisees could take actions that harm our reputation.
As of December 31, 2017, a total of 38 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees and the number of franchised restaurants may increase in the future. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our Company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.

Our indebtedness could adversely affect our financial condition.
As of December 31, 2017, we had $76.5 million of outstanding indebtedness comprised of $75.0 million of revolving credit borrowings under our senior credit facility and capital lease obligations of $1.5 million.
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
We serve alcoholic beverages at our Taco Cabana restaurants and are subject to the “dram-shop” statutes of the jurisdictions in which we serve alcoholic beverages. “Dram-shop” statutes generally provide that serving alcohol to an intoxicated patron is a violation of the law. We discontinued the sale of alcoholic beverages at Pollo Tropical restaurants in early 2017.
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

Proxy contests threatened or commenced against us could be disruptive and costly, and adversely affect our business, operation results and financial condition.
Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals. Responding to proxy contests and related actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of our management and employees away from their regular duties and the pursuit of our business strategies, which could materially and adversely affect our business, operating results and financial conditions. Perceived uncertainties as to our future direction as a result of proxy contests and related actions by activist stockholders may lead to the perception of a change in the direction of our business, instability or lack of continuity. This may affect our relationship with current or potential suppliers, vendors, and other third parties, and make it more difficult to attract and retain management employees and executives which could adversely affect our business, operating results and financial condition. Further, proxy contests and related actions by activist stockholders could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2017, we owned or leased the following operating restaurant properties:

	Owned	Leased (1)	Total (2)
Restaurants:
Pollo Tropical	7	139	146
Taco Cabana	9	157	166
Total operating restaurants	16	296	312

(1)	Includes eleven restaurants located in in-line or storefront locations.

(2)	Excludes restaurants operated by our Pollo Tropical and Taco Cabana franchisees.

As of December 31, 2017, we leased 95% of our Pollo Tropical restaurants and 95% of our Taco Cabana restaurants. We typically enter into leases (including renewal options) ranging from 35 to 45 years. The average remaining term for all leases for operating restaurant properties, including options, was approximately 25 years as of December 31, 2017. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
As of December 31, 2017, we had two restaurants under development, seven closed properties subleased to third parties, twenty-six closed restaurant properties available for sublease and four owned and closed restaurant properties, of which two are available for sale and two are available for lease. One of the owned properties available for sale was subsequently sold in January 2018.
In addition to the restaurant locations, we lease approximately 21,000 square feet at 14800 Landmark Boulevard, Suite 500, Dallas, Texas which houses some of our executive offices and certain of our administrative functions, including some of our administrative operations for our Pollo Tropical restaurants. We also lease approximately 10,400 square feet at 7255 Corporate Center Drive, Miami, Florida, which houses some of our executive offices and administrative operations for our Pollo Tropical restaurants. In addition, we lease approximately 17,700 square feet of office space at 8918 Tesoro Drive, Suite 200, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants. In December 2017, we vacated an office facility located at 3220 Keller Spring Road, Suite 108, Carrollton, Texas, which is available for sublease.
ITEM 3. LEGAL PROCEEDINGS
On November 24, 2015, Pollo Tropical received a legal demand letter alleging that assistant managers were misclassified as exempt from overtime wages under the Fair Labor Standards Act. On September 30, 2016, prior to any suit being filed, Pollo Tropical reached a settlement with seven named individuals and a proposed collective action class that will allow current and former assistant managers to receive notice and opt-in to the settlement. Pollo Tropical denies any liability or unlawful conduct. The Company recorded a charge of $0.8 million in 2016 to cover the estimated costs related to the settlement, including estimated payments to individuals that opt-in to the settlement, premium payments to named individuals, attorneys’ fees for the individuals' counsel, and related settlement administration costs. The charge does not include legal fees incurred by Pollo Tropical in defending the action. During the fourth quarter of 2017, the settlement agreement was approved by the arbitrator and the arbitrator's award was confirmed by a Florida state judge on December 29, 2017. The settlement will result in dismissal with prejudice for the named individuals and all individuals that opt-in to the settlement.

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
Our common stock trades on The NASDAQ Global Select Market under the symbol “FRGI”. The common stock has been quoted on The NASDAQ Global Select Market since May 8, 2012. On February 22, 2018, there were 27,093,581 shares of our common stock outstanding held by 507 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency. The closing price of our common stock on February 22, 2018 was $19.40.
The following table presents the range of high and low closing prices of our common stock for the periods indicated, as reported by The NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Year Ended December 31, 2017
First Quarter	$29.45	$19.80
Second Quarter	$25.00	$20.15
Third Quarter	$20.60	$15.90
Fourth Quarter	$20.10	$16.10

Year Ended January 1, 2017
First Quarter	$38.42	$31.38
Second Quarter	$35.70	$21.01
Third Quarter	$26.48	$21.93
Fourth Quarter	$30.50	$23.74
Dividends
We did not pay any cash dividends during 2017 or 2016. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain the majority of available funds to fund the development and growth of our business or to use for other corporate related purposes such as the repayment of revolving credit borrowings under our senior credit facility. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends and distributions to us from our subsidiaries. Our senior credit facility limits, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
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
The initial trading price of our common stock on May 8, 2012 was $11.10 and the closing price of our common stock on December 29, 2017, the last trading day before our fiscal year end date of December 31, 2017, was $19.00. The following graph is based upon the closing price of our common stock from December 31, 2012 through December 31, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Fiesta Restaurant Group, the NASDAQ Composite Index,
and S&P SmallCap 600 Restaurants

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Fiesta Restaurant Group
NASDAQ Composite
S&P SmallCap 600 Restaurants

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Total Cumulative Shareholder Returns

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Fiesta Restaurant Group, Inc.	$100.00	$340.99	$396.87	$219.32	$194.84	$124.02
NASDAQ Composite	$100.00	$141.63	$162.09	$173.33	$187.19	$242.29
S&P Small Cap 600 Restaurants	$100.00	$162.20	$188.79	$176.07	$185.75	$178.90
The graph and table above provide the cumulative change of $100.00 invested on December 31, 2012, including reinvestment of dividends, if applicable, for the periods indicated.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the years ended December 31, 2017, January 1, 2017, January 3, 2016, December 28, 2014 and December 29, 2013. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of December 31, 2017 and January 1, 2017 and for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 31, 2017, January 1, 2017, December 28, 2014, and December 29, 2013 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks.

(Dollars in thousands, except share and per share data)	Year ended
	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013
Statement of operations data:
Revenues:
Restaurant sales	$666,584	$708,956	$684,584	$608,540	$548,980
Franchise royalty revenues and fees	2,548	2,814	2,808	2,603	2,357
Total revenues	669,132	711,770	687,392	611,143	551,337
Costs and expenses:
Cost of sales	202,888	214,609	217,328	192,250	176,123
Restaurant wages and related expenses (including stock-based compensation expense of $52, $142, $156, $71, and $2, respectively)	184,742	185,305	174,222	155,140	143,392
Restaurant rent expense	36,936	37,493	33,103	29,645	26,849
Other restaurant operating expenses	98,927	96,457	87,285	78,921	69,021
Advertising expense	26,091	26,800	21,617	19,493	17,138
General and administrative (including stock-based compensation expense of $3,493, $3,141, $4,137, $3,426, and $2,296, respectively)	60,144	56,084	54,521	49,414	48,521
Depreciation and amortization	34,957	36,776	30,575	23,047	20,375
Pre-opening costs	2,118	5,511	4,567	4,061	2,767
Impairment and other lease charges(1)	61,760	25,644	2,382	363	199
Other expense (income), net(2)	1,679	(128)	(679)	(558)	(554)
Total operating expenses	710,242	684,551	624,921	551,776	503,831
Income (loss) from operations	(41,110)	27,219	62,471	59,367	47,506
Interest expense	2,877	2,171	1,889	2,228	18,043
Loss on extinguishment of debt(3)	—	—	—	—	16,411
Income (loss) before income taxes	(43,987)	25,048	60,582	57,139	13,052
Provision for (benefit from) income taxes	(7,755)	8,336	22,046	20,963	3,795
Net income (loss)	$(36,232)	$16,712	$38,536	$36,176	$9,257

Per share data:
Basic net income (loss) per share	$(1.35)	$0.62	$1.44	$1.35	$0.39
Diluted net income (loss) per share	$(1.35)	$0.62	$1.44	$1.35	$0.39
Weighted average shares outstanding:
Basic weighted average shares outstanding	26,821,471	26,682,227	26,515,029	26,293,714	23,271,431
Diluted weighted average shares outstanding	26,821,471	26,689,179	26,522,196	26,296,049	23,271,431
Other financial data:
Net cash provided from operating activities	$50,820	$80,679	$81,352	$64,106	$36,176
Net cash used for investing activities	(55,492)	(81,160)	(87,671)	(66,658)	(34,067)
Net cash provided from (used in) financing activities	4,075	(604)	6,513	(3,339)	(6,664)
Total capital expenditures	(55,866)	(82,365)	(87,570)	(74,079)	(47,025)

	Year ended
(Dollars in thousands)	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013
Balance sheet data:
Total assets	$423,313	$441,565	$415,645	$357,956	$318,785
Working capital	(18,796)	(19,827)	(15,067)	(14,243)	(8,180)
Long-term debt:
Revolving credit facility	75,000	69,900	71,000	66,000	71,000
Lease financing obligations	—	1,664	1,663	1,660	1,657
Capital leases	1,523	1,612	1,681	1,325	1,385
Total long-term debt	$76,523	$73,176	$74,344	$68,985	$74,042

Stockholders' equity	$231,516	$264,175	$243,982	$199,587	$158,306
Operating statistics:
Consolidated:
Restaurant-Level Adjusted EBITDA(4)	$117,462	$148,434	$151,185	$133,162	$116,459
Restaurant-Level Adjusted EBITDA margin(4)	17.6%	20.9%	22.1%	21.9%	21.2%
Adjusted EBITDA(4)	67,445	96,567	101,040	85,670	70,578
Adjusted EBITDA margin(4)	10.1%	13.6%	14.7%	14.0%	12.8%
Total company-owned restaurants (at end of period)	312	343	317	291	267
Pollo Tropical:
Company-owned restaurants (at end of period)	146	177	155	124	102
Average number of company-owned restaurants	159.7	169.8	138.5	112.3	96.7
Revenues:
Restaurant sales	$372,328	$399,736	$364,544	$305,404	$257,837
Franchise royalty revenues and fees	1,787	2,062	2,197	2,072	1,865
Total revenues	374,115	401,798	366,741	307,476	259,702
Average annual sales per company-owned restaurant(5)	2,331	2,354	2,585	2,720	2,666
Restaurant-Level Adjusted EBITDA(4)	78,371	90,294	90,374	78,960	67,785
Restaurant-Level Adjusted EBITDA margin(4)	21.0%	22.6%	24.8%	25.9%	26.3%
Adjusted EBITDA(4)	50,937	58,286	61,265	52,794	44,159
Adjusted EBITDA margin(4)	13.6%	14.5%	16.7%	17.2%	17.0%
Change in comparable company-owned restaurant sales(6)	(6.5)%	(1.6)%	3.8%	6.6%	5.9%

	Year ended
(Dollars in thousands)	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013
Taco Cabana:
Company-owned restaurants (at end of period)	166	166	162	167	165
Average number of company-owned restaurants	167.2	163.3	163.9	165.6	163.3
Revenues:
Restaurant sales	$294,256	$309,220	$320,040	$303,136	$291,143
Franchise royalty revenues and fees	761	752	611	531	492
Total revenues	295,017	309,972	320,651	303,667	291,635
Average annual sales per company-owned restaurant(5)	1,760	1,894	1,920	1,831	1,783
Restaurant-Level Adjusted EBITDA(4)	39,091	58,140	60,811	54,202	48,674
Restaurant-Level Adjusted EBITDA margin(4)	13.3%	18.8%	19.0%	17.9%	16.7%
Adjusted EBITDA(4)	16,508	38,281	39,775	32,876	26,419
Adjusted EBITDA margin(4)	5.6%	12.3%	12.4%	10.8%	9.1%
Change in comparable company-owned restaurant sales(6)	(7.3)%	(2.5)%	4.4%	3.3%	0.5%

(1)
Impairment charges for the year ended December 31, 2017, primarily include impairment charges for 40 Pollo Tropical restaurants that were closed in 2017, seven of which were initially impaired in 2016, six Taco Cabana restaurants that were closed in 2017, four of which were initially impaired in 2016, two Pollo Tropical and five Taco Cabana restaurants which we continue to operate and an office location that was closed in December 2017. Other lease charges, net of recoveries, for the year ended December 31, 2017 were related primarily to restaurants and an office location that were closed in 2017 as well as previously closed restaurants. Impairment and other lease charges for the year ended January 1, 2017 primarily include impairment charges for 17 Pollo Tropical restaurants that were closed in 2016 and 2017, and seven Taco Cabana restaurants, four of which were subsequently closed in 2017 and three of which we continue to operate. Other lease charges, net of recoveries, for the year ended January 1, 2017 were related to restaurants closed in 2016 as well as previously closed restaurants. Impairment and other lease charges for the year ended January 3, 2016 primarily include charges related to the closure of two restaurants as well as previously closed restaurants.

(2)
Other expense (income), net for the year ended December 31, 2017, primarily includes $2.1 million in costs for the removal of signs and equipment and equipment transfers and storage related to the closure of restaurants and severance for closed restaurant employees, and $0.5 million in food donated to charitable organizations, partially offset by $0.4 million in additional proceeds received related to two Taco Cabana locations as a result of eminent domain proceedings, $0.3 million in expected insurance proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire, and $0.2 million in estimated insurance recoveries related to a restaurant closed due to Hurricane Harvey damage. Other income for the year ended January 1, 2017, includes additional proceeds related to a location that closed in 2015 as a result of an eminent domain proceeding, partially offset by costs for the removal of signs and equipment related to the closure of 10 Pollo Tropical restaurants in the fourth quarter of 2016. Other income for the year ended January 3, 2016 consisted primarily of a previously deferred gain of $0.4 million from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding and expected business interruption proceeds of $0.3 million related to a Pollo Tropical that was temporarily closed due to a fire. Other income for the year ended December 28, 2014 consisted primarily of a gain of $0.6 million from a condemnation award resulting from an eminent domain proceeding related to a location that closed in 2014. Other income for the year ended December 29, 2013 resulted primarily from a gain of $0.5 million from the sale of a non-operating Pollo Tropical restaurant property.

(3)
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

(4)
Consolidated Adjusted EBITDA and margin and Restaurant-Level Adjusted EBITDA and margin, are non-GAAP financial measures. Prior to the second quarter of 2017, Adjusted EBITDA and Consolidated Adjusted EBITDA were defined as earnings before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, and other expense (income), net. In 2017, our board of directors appointed a new Chief Executive

Officer who initiated the Plan and uses an Adjusted EBITDA measure for the purpose of assessing performance and allocating resources to segments. The new Adjusted EBITDA measure used by the chief operating decision maker includes adjustments for significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants. Beginning in the second quarter of 2017, the primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is now defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. Consolidated Adjusted EBITDA margin and Adjusted EBITDA margin are derived by dividing Consolidated Adjusted EBITDA and Adjusted EBITDA by total revenues and segment revenues, respectively.
Restaurant-Level Adjusted EBITDA is defined as Adjusted EBITDA excluding franchise royalty revenue and fees, pre-opening costs and general and administrative expense (including corporate-level general and administrative expenses). Restaurant-Level Adjusted EBITDA margin is derived by dividing Restaurant-Level Adjusted EBITDA by restaurant sales.
Management believes that such non-GAAP financial measures, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of net income (loss) to Consolidated Adjusted EBITDA and Restaurant-Level Adjusted EBITDA (i) provide useful information about our operating performance and period-over-period changes, (ii) provide additional information that is useful for evaluating the operating performance of our business, and (iii) permit investors to gain an understanding of the factors and trends affecting our ongoing earnings, from which capital investments are made and debt is serviced. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies.

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA and Restaurant-Level Adjusted EBITDA is presented below:

	Year ended
(Dollars in thousands)	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013
Net income (loss)	$(36,232)	$16,712	$38,536	$36,176	$9,257
Provision for (benefit from) income taxes	(7,755)	8,336	22,046	20,963	3,795
Income (loss) before taxes	(43,987)	25,048	60,582	57,139	13,052
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	34,957	36,776	30,575	23,047	20,375
Impairment and other lease charges	61,760	25,644	2,382	363	199
Interest expense	2,877	2,171	1,889	2,228	18,043
Loss on extinguishment of debt	—	—	—	—	16,411
Other (income) expense, net	1,679	(128)	(679)	(558)	(554)
Stock-based compensation expense in restaurant wages	52	142	156	71	2
Unused pre-production costs in advertising expense(a)	410	—	—	—	—
Total Non-general and administrative expense adjustments	101,735	64,605	34,323	25,151	54,476
General and administrative expense adjustments:
Stock-based compensation expense	3,493	3,141	4,137	3,426	2,296
Terminated capital project(b)	849	—	—	—	—
Secondary offering expenses(c)	—	—	—	—	425
Board and shareholder matter costs(d)	3,049	1,580	—	—	—
Write-off of site development costs(e)	511	1,258	365	490	329
Plan restructuring costs and retention bonuses(f)	2,420	86	—	—	—
Office restructuring and relocation costs(g)	(152)	539	—	—	—
Legal settlements and related costs(h)	(473)	310	1,633	(536)	—
Total general and administrative expense adjustments	9,697	6,914	6,135	3,380	3,050
Consolidated Adjusted EBITDA:	67,445	96,567	101,040	85,670	70,578
Add:
Pre-opening costs	2,118	5,511	4,567	4,061	2,767
General and administrative(i)	50,447	49,170	48,386	46,034	45,471
Less:
Franchise royalty revenue and fees	2,548	2,814	2,808	2,603	2,357
Restaurant-Level Adjusted EBITDA:
Pollo Tropical	$78,371	$90,294	$90,374	$78,960	$67,785
Taco Cabana	39,091	58,140	60,811	54,202	48,674
Consolidated	117,462	148,434	151,185	133,162	116,459
(a)Unused pre-production costs for the year ended December 31, 2017, include costs for advertising pre-production that will not be used.
(b)Terminated capital project costs for the year ended December 31, 2017, include costs related to the write-off of a capital project that was terminated in the first quarter of 2017.
(c)Secondary offering expenses for the year ended December 29, 2013 include costs associated with the underwritten secondary public equity offering completed in March 2013.
(d)Board and shareholder matter costs for the year ended December 31, 2017, include fees related to shareholder activism and CEO and board member searches. Board and shareholder matter costs for the year ended January 1, 2017, primarily include fees related to the previously proposed and terminated separation transaction, and costs related to shareholder activism.
(e)Write-off of site development costs for all years includes the write-off of site costs related to locations that we decided not to develop.
(f)Plan restructuring costs and retention bonuses for the years ended December 31, 2017 and January 1, 2017, include severance related to the Plan and reduction in force and bonuses paid to certain employees for retention purposes.
(g)Office restructuring and relocation costs for the years ended December 31, 2017 and January 1, 2017, include severance and relocation adjustments and costs associated with the prior-year restructuring of Pollo Tropical brand and corporate offices.
(h)Legal settlements and related costs for the years ended December 31, 2017, January 1, 2017, January 3, 2016 and December 28, 2014, include benefits or costs related to litigation matters.
(i) Excludes general and administrative adjustments included in Adjusted EBITDA.

(5)
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

(6)
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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 31, 2017 and January 1, 2017 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks.
Company Overview
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature citrus marinated, fire-grilled chicken and other freshly prepared tropical inspired menu items, while our Taco Cabana restaurants specialize in Mexican inspired food made fresh by hand. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of December 31, 2017, our restaurants included 146 Pollo Tropical restaurants in the southeast United States and 166 Taco Cabana restaurants in Texas for a total of 312 restaurants across three states.
We franchise our Pollo Tropical restaurants primarily internationally and as of December 31, 2017, we had 25 franchised Pollo Tropical restaurants located in Puerto Rico, the Bahamas, Panama, Venezuela and Guyana and six licensed locations on college campuses and at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of December 31, 2017, we had five franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas. We entered into a new franchise agreement in December 2017 for a franchisee to develop a new franchised Taco Cabana restaurant in New Mexico, which is expected to open in April 2018.
Events Affecting our Results of Operations
The Plan
See Item 1 -- "Business" included in this Annual Report on Form 10-K for a discussion of the meaningful progress we made under the Plan during 2017 and areas of focus as we enter 2018.
Store Closures
As part of the Plan, which includes an initiative to optimize our restaurant portfolio, we closed 30 Pollo Tropical restaurants in April 2017, including all Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee, three Pollo Tropical locations in Georgia and eight Pollo Tropical locations in southern Texas. In September 2017, due to the ongoing uncertainty created in south Texas by Hurricane Harvey, limited awareness of the Pollo Tropical brand and overhead costs needed to operate the small remaining Pollo Tropical restaurant base in Texas, we closed the six remaining Pollo Tropical restaurants in south Texas. These restaurants included two restaurants in Houston, Texas that were not re-opened after Hurricane Harvey and four restaurants in San Antonio, Texas. In December 2017, we closed four additional underperforming Pollo Tropical restaurants in Atlanta, Georgia upon completion of our portfolio optimization analysis as part of the Plan.
We continue to own and operate nine Pollo Tropical restaurants in Atlanta, Georgia, of which one was impaired in 2017. We continue to evaluate the long-term viability of the Pollo Tropical restaurants in Georgia and may decide to further impair or close some of these restaurants if their performance does not improve as projected.
One Pollo Tropical restaurant that closed in 2016 was rebranded as a Taco Cabana restaurant in 2017. Up to five Pollo Tropical restaurants that were closed in 2016 and 2017 in Texas may be rebranded as Taco Cabana restaurants in 2018.
We also closed six Taco Cabana restaurants in 2017, including one located in Oklahoma City.
Impairment and other lease charges for the twelve months ended December 31, 2017 were $61.8 million and included impairment charges of $54.2 million and lease and other charges of $7.5 million primarily with respect to the 46 restaurants that were closed in 2017, an office location that was closed in 2017 and two Pollo Tropical restaurants and five Taco Cabana restaurants that we continue to operate.
For the twelve months ended December 31, 2017, the 40 closed Pollo Tropical restaurants and six closed Taco Cabana restaurants contributed approximately $15.2 million and $3.6 million in restaurant sales, respectively, and $9.2 million and $1.0 million in restaurant-level operating losses to loss from operations, respectively, including depreciation expense of $2.9 million and $0.1 million for Pollo Tropical and Taco Cabana, respectively.

Hurricanes

During the third quarter of 2017, Texas and Florida were struck by Hurricane Harvey and shortly thereafter Hurricane Irma (the "Hurricanes"). 43 Taco Cabana and two Pollo Tropical restaurants in the Houston metropolitan area and all 149 Pollo Tropical restaurants in Florida and the Atlanta metropolitan area were closed and affected by the Hurricanes to varying degrees (e.g. property preparation and damage, inventory losses, payment of hourly restaurant employees while restaurants were closed, lost business related to temporary closures, limited menu and modified hours of operations). Other Texas markets where we operate restaurants including San Antonio were also affected by Hurricane Harvey, but to a lesser degree. All of the restaurants that were closed have re-opened except for one Taco Cabana restaurant and two Pollo Tropical restaurants that were permanently closed in Houston.

We estimate that the Hurricanes negatively impacted Adjusted EBITDA and income (loss) from operations by approximately $2.5 million to $3.5 million for Pollo Tropical, net of $0.7 million in estimated insurance recoveries, and approximately $0.5 million to $1.5 million for Taco Cabana, net of $0.2 million in estimated insurance recoveries, and negatively impacted comparable restaurant sales and transactions by approximately 1.0% to 2.0% for Pollo Tropical, and approximately 0.5% to 1.0% for Taco Cabana for the twelve months ended December 31, 2017.

As a result of the Hurricanes, we recorded inventory losses, net of estimated insurance recoveries, of $0.2 million for Pollo Tropical and $0.1 million for Taco Cabana within cost of sales for the twelve months ended December 31, 2017. We recorded costs associated with hurricane preparation and repairs of $0.6 million and $0.1 million for Pollo Tropical and Taco Cabana, respectively, within other restaurant operating expenses for twelve months ended December 31, 2017. In addition, we recognized an impairment loss of $0.1 million and lease charges of $0.2 million related to one Taco Cabana restaurant in the Houston metropolitan area that we decided to close due to extensive flood damage. We also incurred fixed costs while the impacted restaurants were temporarily closed due to the Hurricanes such as restaurant management wages and rent expense.

We maintain comprehensive insurance coverage on all of our restaurants including property, flood and business interruption. In 2017, we recorded estimated insurance proceeds of $0.7 million and $0.2 million for Pollo Tropical and Taco Cabana, respectively, for the inventory loss and idle time wages paid to hourly employees due to the Hurricanes. We also recorded $0.2 million, which represents a portion of expected insurance proceeds for a Taco Cabana restaurant with extensive flood damages. We will record additional expected insurance proceeds related to hurricane affected restaurants in future periods when additional information is available or, for business interruption coverage for lost profit, at the time of final settlement.

Change in Tax Law

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”), which includes a provision that reduces the federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, was signed into law. In addition, the Act limits net operating loss deductions generated in future years and modifies net operating loss carryover terms. The Act also makes changes related to executive compensation deductions and allows for immediate expensing of certain qualified property for tax purposes. In accordance with generally accepted accounting principles, the enactment of this new tax legislation required us to revalue our net deferred income tax assets at the new corporate statutory rate of 21.0% as of the enactment date, which resulted in a one-time adjustment to our deferred income taxes of $9.0 million with a corresponding non-cash increase to the provision for income taxes as a discrete item during the fourth quarter of 2017. The change in the corporate tax rate reduced the nominal value of our deferred tax assets, but it did not reduce the future tax deductions they represent. For fiscal years after 2017, our federal statutory tax rate will be 21%.
We continue to evaluate the impact of the Act on various matters. The actual impact of the Act on us may differ from the provisional amounts recognized based on our reasonable estimates due to, among other things, changes in assumptions we made in our interpretation of the Act, guidance related to application of the Act that may be issued in the future, and actions that we may take as a result of the expected impact of the Act. We will adjust the amounts we recognized related to the Act if more information becomes available.
Industry Conditions
The restaurant industry experienced a continued general slowdown in 2016 that continued into 2017, specifically in Florida and Texas. According to data reported by TDn2K’s Black Box Intelligence, comparable restaurant transactions in 2017 in the fast casual segment declined 430 bps nationwide, and declined 500 bps and 570 bps in Florida and Texas, respectively, from 2016.

We believe the challenging market and industry conditions in Florida and Texas contributed to a decline in comparable restaurant transactions and sales for the twelve months ended December 31, 2017.
Executive Summary-Consolidated Operating Performance for the Year Ended December 31, 2017
Our fiscal year 2017 results include the following:

•
We recognized a net loss of $(36.2) million in 2017, or $(1.35) per diluted share, compared to net income of $16.7 million, or $0.62 per diluted share in 2016, due primarily to impairment and other lease charges, the net impact of lower comparable restaurant sales and the effect of the Act. The increase in net loss is also due to higher repair and maintenance costs, general and administrative costs, and Taco Cabana cost of sales as a percentage of sales, partially offset by the impact of closing unprofitable restaurants and lower pre-opening costs.

•
Total revenues decreased 6.0% in 2017 to $669.1 million from $711.8 million in 2016, driven primarily by a decrease in comparable restaurant sales partially attributable to the Hurricanes combined with the impact of permanent restaurant closures in the fourth quarter of 2016 and in 2017. Comparable restaurant sales decreased 7.3% for our Taco Cabana restaurants resulting primarily from a decrease in comparable restaurant transactions of 8.7% partially offset by an increase in average check of 1.4%. Comparable restaurant sales decreased 6.5% for our Pollo Tropical restaurants resulting primarily from a decrease in comparable restaurant transactions of 8.8%, partially offset by an increase in average check of 2.3%.

•	During 2017, we opened nine new Pollo Tropical restaurants and six new Taco Cabana restaurants and permanently closed 40 Pollo Tropical restaurants and six Taco Cabana restaurants.

•
Consolidated Adjusted EBITDA decreased $29.1 million for the twelve months ended December 31, 2017 to $67.4 million compared to $96.6 million for the twelve months ended January 1, 2017, driven primarily by lower comparable restaurant sales and higher costs associated with the Plan to improve the guest experience to drive incremental transactions, partially offset by closing unprofitable Pollo Tropical restaurants. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana company-owned and franchised restaurants in each fiscal year:

	2017			2016			2015
	Owned	Franchised	Total	Owned	Franchised	Total	Owned	Franchised	Total
Pollo Tropical:
Beginning of year	177	35	212	155	35	190	124	37	161
New	9	3	12	32	4	36	32	1	33
Closed	(40)	(7)	(47)	(10)	(4)	(14)	(1)	(3)	(4)
End of year	146	31	177	177	35	212	155	35	190

Taco Cabana:
Beginning of year	166	7	173	162	6	168	167	7	174
New	6	—	6	4	1	5	2	—	2
Closed	(6)	—	(6)	—	—	—	(7)	(1)	(8)
End of year	166	7	173	166	7	173	162	6	168

The following table sets forth, for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016	December 31, 2017	January 1, 2017	January 3, 2016	December 31, 2017	January 1, 2017	January 3, 2016
	Pollo Tropical			Taco Cabana			Consolidated
Restaurant sales:
Pollo Tropical							55.86%	56.38%	53.25%
Taco Cabana							44.14%	43.62%	46.75%
Consolidated restaurant sales							100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.6%	31.7%	33.4%	29.0%	28.5%	29.9%	30.4%	30.3%	31.7%
Restaurant wages and related expenses	23.8%	23.5%	22.4%	32.7%	29.5%	28.9%	27.7%	26.1%	25.4%
Restaurant rent expense	5.1%	5.0%	4.4%	6.1%	5.7%	5.3%	5.5%	5.3%	4.8%
Other restaurant operating expenses	14.2%	13.6%	12.4%	15.7%	13.7%	13.1%	14.8%	13.6%	12.8%
Advertising expense	4.4%	3.7%	2.6%	3.3%	3.9%	3.8%	3.9%	3.8%	3.2%
Pre-opening costs	0.3%	1.2%	1.2%	0.3%	0.2%	0.1%	0.3%	0.8%	0.7%
Consolidated Revenues. Revenues include restaurant sales and franchise royalty revenues and fees. Restaurant sales consist of food and beverage sales, net of discounts, at our restaurants. Franchise royalty revenues and fees represent ongoing royalty payments that are determined based on a percentage of franchisee sales, franchise fees associated with new restaurant openings, and development fees associated with the opening of new franchised restaurants in a given market. Restaurant sales are influenced by new restaurant openings, closures of restaurants and changes in comparable restaurant sales.
Total revenues decreased 6.0% to $669.1 million in 2017 from $711.8 million in 2016, while the 2016 total revenues represent an increase of 3.5% from $687.4 million in 2015. Restaurant sales also decreased 6.0% to $666.6 million in 2017 from $709.0 million in 2016, while 2016 restaurant sales represent an increase of 3.6% from $684.6 million in 2015. Restaurant sales in 2015 contained 53 weeks which increased sales by $11.8 million for the additional week in 2015.
The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana (in millions):

	2017 vs. 2016	2016 vs. 2015
Pollo Tropical:
Decrease in comparable restaurant sales	$(22.4)	$(5.2)
(Decrease) increase in sales related to closed restaurants, net of new restaurants	(5.0)	46.9
Additional week in 2015	—	(6.5)
Total (decrease) increase	$(27.4)	$35.2

Taco Cabana:
Decrease in comparable restaurant sales	$(21.9)	$(7.7)
Incremental sales related to new restaurants, net of closed restaurants	6.9	2.2
Additional week in 2015	—	(5.3)
Total decrease	$(15.0)	$(10.8)
Restaurants are included in comparable restaurant sales after they have been open for 18 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week fiscal year. Restaurant sales for the extra week in the fiscal year ended January 3, 2016 have been excluded for purposes of calculating the change in comparable restaurant sales. Comparable restaurant sales in 2017 for both brands were negatively impacted by the Hurricanes.
Comparable restaurant sales decreased 6.5% and 7.3% for Pollo Tropical and Taco Cabana restaurants, respectively, in 2017. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, a decrease in comparable restaurant transactions of 8.8% was partially offset by menu price increases that drove an increase in restaurant sales of 2.1% in 2017 as compared to 2016. For Taco Cabana, a decrease in comparable restaurant transactions of 8.7% was partially offset by menu price increases that drove an increase in restaurant sales of 2.3% in 2017 as compared to 2016.
The decrease in comparable sales for both brands in 2017 compared to 2016 was partially attributable to temporary closures, limited menu offerings and modified hours of operations as a result of the Hurricanes, which we estimate negatively impacted comparable restaurant sales and transactions for Pollo Tropical by approximately 1.0% to 2.0% and Taco Cabana by approximately 0.5% to 1.0% in 2017 compared to 2016. Comparable restaurant sales for both brands continue to be negatively impacted by the general industrywide slowdown in restaurant sales in Florida and Texas. According to data reported by TDn2K’s Black Box Intelligence, comparable restaurant transactions in 2017 in the fast casual segment declined 500 bps and 570 bps in Florida and Texas, respectively, from 2016. Based on such data, Pollo Tropical comparable restaurant transactions in Florida were approximately 320 bps lower than fast casual restaurant peers and Taco Cabana comparable restaurant transactions in Texas were 300 bps lower than fast casual restaurant peers.
As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.6% in 2017. In addition, 2017 comparable restaurant transactions and sales for Taco Cabana were negatively impacted by reduced promotional discounts and a reduction in hours of operation at the majority of our restaurants that no longer operate 24 hours, seven days a week. Both brands were negatively impacted by our planned reduction in advertising, including media and promotions, while we implemented initiatives related to the Plan.
Restaurant sales for Pollo Tropical in 2017 compared to 2016 were also negatively impacted by the restaurant closures that occurred in the fourth quarter of 2016 and in 2017.
Comparable restaurant sales decreased 1.6% and 2.5% for Pollo Tropical and Taco Cabana restaurants, respectively, in 2016. For Pollo Tropical, a decrease in comparable restaurant transactions of 3.1% was partially offset by menu price increases that drove an increase in restaurant sales of 1.4% in 2016 as compared to 2015. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 1.5% in 2016. For Taco Cabana, a decrease in comparable restaurant transactions of 3.6% combined with a decrease in average check driven by a negative change in sales mix, was partially offset by menu price increases that drove an increase in restaurant sale of 2.2% in 2016 as compared to 2015.
Franchise revenues decreased by $0.3 million to $2.5 million in 2017 as compared to 2016 due to the closure of seven franchised Pollo Tropical restaurants in 2017. Franchise revenues remained relatively stable and were $2.8 million in 2016 and 2015.
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

	2017 vs. 2016	2016 vs. 2015
Pollo Tropical:
Cost of sales:
Lower commodity costs	(0.5)%	(0.8)%
Menu price increases	(0.8)%	(0.5)%
Sales mix	(0.1)%	(0.9)%
Operating inefficiencies	0.3%	0.3%
Menu offering improvement costs related to the Plan	1.0%	—%
Other	—%	0.2%
Net decrease in cost of sales as a percentage of restaurant sales	(0.1)%	(1.7)%

Restaurant wages and related expenses:
(Lower) higher labor costs due to restaurant closures and openings (1)(3)	(0.9)%	0.8%
Higher labor costs for comparable restaurants(2)(4)	1.1%	0.5%
Higher (lower) medical benefit costs(2)	0.2%	(0.1)%
Other	(0.1)%	(0.1)%
Net increase in restaurant wages and related expenses as a	0.3%	1.1%
percentage of restaurant sales

Other operating expenses:
Higher repairs and maintenance costs(2)(3)(4)	0.6%	0.4%
Higher (lower) utility expenses(2)	0.2%	(0.1)%
(Lower) higher real estate taxes(1)(2)(3)	(0.2)%	0.3%
(Lower) higher insurance	(0.2)%	0.1%
Other(2)(3)	0.2%	0.5%
Net increase in other restaurant operating expenses as a	0.6%	1.2%
percentage of restaurant sales

Advertising expense:
Increase in advertising	0.7%	1.1%
Net increase in advertising expense as a percentage of restaurant sales	0.7%	1.1%

Pre-opening costs:
Decrease in number of restaurants opened	(0.9)%	—%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.9)%	—%
(1) Includes the impact of restaurant closures in 2017 compared to 2016.
(2) Includes the impact of lower sales on fixed and semi-fixed costs for 2017 compared to 2016.
(3) Includes the impact of lower sales at new restaurants for 2016 compared to 2015.
(4) Includes costs related to the Plan in 2017.

	2017 vs. 2016	2016 vs. 2015
Taco Cabana:
Cost of sales:
Sales mix	0.8%	—%
Menu offering improvement costs related to the Plan	0.5%	—%
Operating inefficiencies	0.4%	0.2%
Menu price increases	(0.6)%	(0.7)%
(Lower) higher promotions and discounts	(0.4)%	0.2%
Lower commodity costs	(0.1)%	(1.1)%
Other	(0.1)%	—%
Net increase (decrease) in cost of sales as a percentage of restaurant sales	0.5%	(1.4)%

Restaurant wages and related expenses:
Higher labor costs(1)(2)(3)(4)	2.7%	1.1%
Higher (lower) medical benefit costs(2)	0.3%	(0.2)%
Lower incentive bonus costs	—%	(0.2)%
Other(2)	0.2%	(0.1)%
Net increase in restaurant wages and related expenses as a percentage of	3.2%	0.6%
restaurant sales

Other operating expenses:
High (lower) utility costs(2)	0.3%	(0.3)%
Higher repairs and maintenance costs(2)(4)	0.9%	0.3%
Higher insurance costs	—%	0.2%
Higher real estate taxes(2)	0.3%	—%
Higher operating supplies(2)	0.2%	—%
Other(2)	0.3%	0.4%
Net increase in other restaurant operating expenses as a	2.0%	0.6%
percentage of restaurant sales

Advertising expense:
Reduced advertising	(0.6)%	0.1%
Net (decrease) increase in advertising expense as a percentage of	(0.6)%	0.1%
restaurant sales

Pre-opening costs:
Increase in restaurant openings	0.1%	0.1%
Net increase in pre-opening costs as a percentage of	0.1%	0.1%
restaurant sales
(1) Includes the impact of higher wage rates.
(2) Includes the impact of lower sales on fixed and semi-fixed costs for 2017 compared to 2016.
(3) Includes the impact of lower sales volumes and higher labor costs for 2016 compared to 2015.
(4) Includes costs related to the Plan in 2017.

Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.5% in 2017 from 5.3% in 2016, primarily as a result of the impact of lower comparable restaurant sales. Restaurant rent expense, as a percentage of total restaurant sales, was 5.3% in 2016 compared to

4.8% in 2015, primarily as a result of new restaurants that generally have higher rent and lower sales, and the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses increased to $60.1 million in 2017 from $56.1 million in 2016 and as a percentage of total revenues, were 9.0% in 2017 and 7.9% in 2016 due primarily to the impact of lower sales, higher board and shareholder matter costs, Plan restructuring costs and retention bonuses, higher incentive compensation costs related to new executives and retention incentive plans, and charges for terminated capital projects, partially offset by lower write-offs of site development costs, legal settlement and related costs and office restructuring and relocation costs. General and administrative expense in 2017 included $3.0 million of costs related to shareholder activism matters and Chief Executive Officer and board member searches, $2.4 million related to Plan restructuring costs and retention bonuses, $0.8 million in charges for terminated capital projects and $0.5 million in write-off of site development costs related to locations that we decided not to develop, partially offset by a benefit of $0.5 million related to litigation matters and a $0.2 million favorable adjustment related to costs associated with the prior-year restructuring of Pollo Tropical brand and corporate offices. General and administrative expenses in 2016 include $1.6 million in financial and legal advisory fees, primarily related to a review of strategic alternatives, the write-off of $1.3 million of site development costs related to locations that we decided not to develop, a charge for estimated costs related to a class action litigation settlement plus legal and other fees incurred in defending the action totaling $0.9 million, and $0.5 million of costs associated with restructuring Pollo Tropical management in Miami, Florida and Dallas, Texas, partially offset by the benefit of $0.6 million related to litigation matters.
General and administrative expenses increased to $56.1 million in 2016 from $54.5 million in 2015, but as a percentage of total revenues, were 7.9% in 2016 and 2015 due primarily to the impact of higher sales and lower incentive-based compensation costs, partially offset by higher labor costs associated with current and future growth. General and administrative expenses in 2015 include a charge for estimated costs related to a class action lawsuit settlement plus legal and other fees incurred in defending the action totaling $1.6 million and the write-off of $0.4 million of site costs related to locations that we decided not to develop.
Adjusted EBITDA. Adjusted EBITDA, which is the primary measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other expense (income), net and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants.
Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, development and other administrative functions. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for Pollo Tropical restaurants decreased to $50.9 million in 2017 from $58.3 million in 2016 due primarily to the impact of lower comparable restaurant sales including the negative impact of the Hurricanes, higher operating expenses including higher repair and maintenance costs, and higher advertising costs, partially offset by the impact of closing unprofitable restaurants and a decrease in pre-opening costs. Adjusted EBITDA for our Taco Cabana restaurants decreased to $16.5 million in 2017 from $38.3 million in 2016 due primarily to the impact of lower comparable restaurant sales, higher restaurant wages, higher cost of sales as a percentage of sales, higher operating expenses including higher repair and maintenance costs, and higher general and administrative costs, partially offset by lower advertising costs.
Adjusted EBITDA for Pollo Tropical restaurants decreased to $58.3 million in 2016 from $61.3 million in 2015 primarily as a result of lower profitability at new restaurants, the impact of lower comparable restaurant sales and higher operating expenses, partially offset by a decrease in cost of sales as a percentage of sales. Adjusted EBITDA for our Taco Cabana restaurants decreased to $38.3 million in 2016 from $39.8 million in 2015 due primarily to the net impact of the decrease in revenues partially offset by a decrease in cost of sales as a percentage of sales.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical was $78.4 million, $90.3 million and $90.4 million in 2017, 2016 and 2015, respectively. Restaurant-level Adjusted EBITDA for Taco Cabana was $39.1 million, $58.1 million and $60.8 million in

2017, 2016 and 2015, respectively. The decreases in Restaurant-level Adjusted EBITDA were primarily due to the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Depreciation and Amortization. Depreciation and amortization expense decreased to $35.0 million in 2017 from $36.8 million in 2016 primarily as a result of impairing closed restaurant assets, partially offset by increased depreciation related to new restaurant openings. Depreciation and amortization expense increased to $36.8 million in 2016 from $30.6 million in 2015 due primarily to increased depreciation relating to new restaurant openings.
Impairment and Other Lease Charges. Impairment and Other Lease Charges increased to $61.8 million in 2017 from $25.6 million in 2016.
Impairment and other lease charges in 2017 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants and an office location of $52.1 million, $1.9 million and $0.2 million, respectively and lease and other charges for Pollo Tropical and Taco Cabana restaurants and an office location of $5.4 million, $1.6 million and $0.5 million, respectively, net of recoveries. Impairment charges in 2017 were related primarily to 40 Pollo Tropical restaurants that were closed in 2017, seven of which were initially impaired in 2016, six Taco Cabana restaurants that were closed in 2017, four of which were initially impaired in 2016, and two Pollo Tropical restaurants and five Taco Cabana restaurants which we continue to operate. Impairment charges in 2017 also included charges with respect to an office location that was closed in December 2017. Other lease charges, net of recoveries, in 2017 were related primarily to restaurants and an office location that were closed in 2017 as well as previously closed restaurants. There is uncertainty in the estimates of future lease costs and sublease recoveries. Actual costs and sublease recoveries could vary significantly from the estimated amounts and result in additional lease charges or recoveries, and such amounts could be material.
Impairment and Other Lease Charges increased to $25.6 million in 2016 from $2.4 million in 2015. Impairment and other lease charges in 2016 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $21.6 million and $1.1 million, respectively, and lease and other charges for Pollo Tropical and Taco Cabana restaurants of $2.8 million and $0.2 million, respectively, net of recoveries. Impairment charges in 2016 were related primarily to 17 Pollo Tropical restaurants that were closed in 2016 and 2017, and seven Taco Cabana restaurants, four of which were subsequently closed in 2017 and three of which we continue to operate. Other lease charges, net of recoveries, in 2016 were related to restaurants closed in 2016 as well as previously closed restaurants.
Impairment and other lease charges in 2015 consisted primarily of impairment charges totaling $1.7 million and a $0.2 million lease charge related to the closure of a Taco Cabana restaurant at the end of 2015, a $0.3 million lease charge related to the closure of a Pollo Tropical restaurant that was relocated prior to the end of its lease term to a superior site in the same trade area, and lease charges, net of recoveries, totaling $0.2 million related to previously closed Pollo Tropical restaurants.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related trailing twelve-month cash flows are below a certain threshold. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material.
For five operating Pollo Tropical restaurants including one in Atlanta, Georgia and four in central and southwest Florida and three Taco Cabana restaurants with combined carrying values of $5.0 million and $1.4 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, one Pollo Tropical restaurant with a carrying value of $1.7 million and one Taco Cabana Restaurant with a carrying value of $1.6 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
We continue to own and operate 137 Pollo Tropical restaurants in Florida and nine Pollo Tropical restaurants in Georgia, one of which was impaired in 2017, and continue to focus on revitalizing our core markets and brand repositioning outside of our core markets in Florida. Our long-term strategy is focused on profitably building our base business, growing new distribution channels, including delivery, catering, licensed and franchised locations, and new restaurants. We believe opportunities at both brands are being addressed as part of the Plan. Although we expect and have projected higher sales growth driven by the Plan for Pollo Tropical restaurants in Georgia compared to more mature markets, we may record an impairment charge in future periods for some of these restaurants, which have a combined carrying value of $11.9 million, if their performance does not improve as projected.
Other (Income) Expense, Net. Other (income) expense, net was $1.7 million in 2017 and primarily consisted of $2.1 million in costs for the removal of signs and equipment and equipment transfers and storage related to the closure of restaurants and severance for closed restaurant employees, and $0.5 million in food donated to charitable organizations, partially offset by $0.4 million in additional proceeds received related to two Taco Cabana locations as a result of eminent domain proceedings, $0.3 million in expected insurance proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire, and $0.2 million in estimated insurance recoveries related to a Taco Cabana restaurant closed due to Hurricane Harvey damages. Other income in 2016 consisted primarily of additional proceeds related to a location that closed in 2015 as a result of an eminent domain proceeding, partially offset by costs for the removal of signs and equipment related to the closure of ten Pollo Tropical restaurants in the fourth quarter of 2016. Other income in 2015 consisted primarily of a previously deferred gain from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding and expected business interruption insurance proceeds for a Pollo Tropical restaurant that was temporarily closed due to a fire.
Interest Expense. Interest expense increased $0.7 million to $2.9 million in 2017 from 2016 due primarily to higher interest rates related to borrowings under our senior credit facility in 2017. Interest expense increased $0.3 million to $2.2 million in 2016 from 2015 also due primarily to higher borrowing rates in 2016.
Provision for (Benefit from) Income Taxes. The effective tax rate for 2017 of 17.6% decreased as compared to an effective tax rate for 2016 of 33.3%, due primarily to the impact of revaluing our net deferred income tax assets as a result of the Act. On December 22, 2017, the Act, which includes a provision that reduces the federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, was signed into law. In accordance with generally accepted accounting principles, the enactment of this new tax legislation required us to revalue our net deferred income tax assets at the new corporate statutory rate of 21.0% as of the enactment date, which resulted in a one-time adjustment to our deferred income taxes of $9.0 million with a corresponding non-cash increase to the provision for income taxes as a discrete item in 2017. The change in the corporate tax rate reduced the nominal value of our deferred tax assets, but it did not reduce the future tax deductions they represent. For fiscal years after 2017, our federal statutory tax rate will be 21%. The effective tax rate in 2017 was also affected by the impact of a net loss on permanent items and employment credits.
The effective tax rate for 2016 of 33.3% decreased as compared to an effective tax rate for 2015 of 36.4%, due primarily to the impact of tax credits on lower income before taxes and various other changes in permanent items.
Net Income (Loss). As a result of the foregoing, we had net loss of $36.2 million in 2017 compared to net income of $16.7 million in 2016, and $38.5 million in 2015.
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
Operating Activities. Net cash provided by operating activities for 2017, 2016 and 2015 was $50.8 million, $80.7 million and $81.4 million, respectively. The $29.9 million decrease in net cash provided by operating activities in 2017 compared to 2016 was driven primarily by the decrease in Adjusted EBITDA and the timing of payments. The $0.7 million decrease in net cash provided by operating activities in 2016 compared to 2015 was driven primarily by the decrease in Adjusted EBITDA and an increase in deferred income taxes, partially offset by the timing of payments.
Investing Activities. Net cash used in investing activities in 2017, 2016 and 2015 was $55.5 million, $81.2 million and $87.7 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Year ended December 31, 2017:
New restaurant development	$18,288	$8,439	$—	$26,727
Restaurant remodeling	2,919	101	—	3,020
Other restaurant capital expenditures(1)	8,335	9,075	—	17,410
Corporate and restaurant information systems	2,244	3,166	3,299	8,709
Total capital expenditures	$31,786	$20,781	$3,299	$55,866
Number of new restaurant openings	9	6		15
Year ended January 1, 2017:
New restaurant development	$58,325	$7,791	$—	$66,116
Restaurant remodeling	2,755	—	—	2,755
Other restaurant capital expenditures(1)	2,823	4,302	—	7,125
Corporate and restaurant information systems	1,886	1,113	3,370	6,369
Total capital expenditures	$65,789	$13,206	$3,370	$82,365
Number of new restaurant openings	32	4		36
Year ended January 3, 2016:
New restaurant development	$65,992	$4,849	$—	$70,841
Restaurant remodeling	2,757	2,045	—	4,802
Other restaurant capital expenditures(1)	3,299	4,415	—	7,714
Corporate and restaurant information systems	1,081	985	2,147	4,213
Total capital expenditures	$73,129	$12,294	$2,147	$87,570
Number of new restaurant openings	32	2		34

(1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended December 31, 2017, January 1, 2017 and January 3, 2016, total restaurant repair and maintenance expenses were approximately $22.7 million, $18.9 million and $15.9 million, respectively.

In 2018, the Company expects to open nine new Pollo Tropical restaurants in Florida and seven new Taco Cabana restaurants in Texas including five closed Pollo Tropical restaurants that will be converted to Taco Cabana restaurants. Total capital expenditures in 2018 are expected to be $60.0 million to $70.0 million including $26.0 million to $29.0 million for the development of new restaurants.
In 2017, investing activities also included $0.4 million in additional proceeds received related to two Taco Cabana locations as a result of eminent domain proceedings.
In 2016, investing activities also included $2.7 million for the purchase of a property for a sale-leaseback and a sale-leaseback transaction related to our restaurant properties, the net proceeds from which were $3.6 million.
Financing Activities. Net cash provided by financing activities in 2017 was $4.1 million, net cash used in financing activities in 2016 was $0.6 million and net cash provided by financing activities in 2015 was $6.5 million.
Net cash provided by financing activities in 2017 included net borrowings under our senior credit facility of $5.1 million, partially offset by $(0.9) million in payment of debt issuance costs associated with our new senior credit facility.
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
New Senior Credit Facility. In November 2017, we terminated our former senior credit facility and entered into a new senior credit facility. The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on November 30, 2022. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On December 31, 2017, there were $75.0 million in outstanding borrowings under our new senior credit facility.

Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the new senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 1.25% as of December 31, 2017), or
2) the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.25% at December 31, 2017)
In addition, the new senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on our Adjusted Leverage Ratio, (with a rate of 0.30% at December 31, 2017) and the unused portion of the facility and (ii) a letter of credit participation fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
The outstanding borrowings under the new senior credit facility are prepayable subject to breakage costs as defined in the new senior credit facility. The new senior credit facility requires us to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting our and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests, (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change our business. In addition, the new senior credit facility will require us to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined under the new senior credit facility).
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
As of December 31, 2017, we were in compliance with the covenants under our new senior credit facility. After reserving $4.9 million for letters of credit, $70.1 million was available for borrowing under the new senior credit facility at December 31, 2017.
Former Senior Credit Facility. We had a senior secured credit facility providing for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit), which was terminated on November 30, 2017.

Initial Share Repurchase Plan

On February 26, 2018, we announced that our board of directors has approved a share repurchase program for up to 1.5 million shares of our common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, general market and economic conditions, and other corporate considerations. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by our board of directors.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2017 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit facility debt obligations, including interest(1)	$90,414	$3,126	$6,311	$80,977	$—
Capital lease obligations, including interest(2)	2,691	282	568	602	1,239
Operating lease obligations(3)	499,109	43,391	84,912	76,531	294,275
Purchase obligations(4)	12,498	2,741	4,977	4,780	—
Total contractual obligations	$604,712	$49,540	$96,768	$162,890	$295,514

(1)
Our credit facility debt obligations at December 31, 2017 totaled $75.0 million. Total interest payments on the obligations of $13.8 million for all years presented are included at a weighted average interest rate of 3.73%. Total credit facility fees of $1.6 million for all years presented are included based on December 31, 2017 rates and balances. Actual interest and fee payments will vary based on our outstanding credit facility balances and the rates in effect during those years. Refer to Note 8 of our consolidated financial statements included in this Annual Report on Form 10-K for details of our debt.

(2)	Includes total interest of $1.2 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property, all of which have been excluded from this table.

(4)
Represents contractual obligations under various agreements to purchase goods or services that are enforceable and legally binding and include $12.0 million related to the master subscription agreement for a new ERP system through April 27, 2024.

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
Application of Critical Accounting Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Basis of Presentation” footnote in the notes to our consolidated financial statements. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.
Sales recognition at our restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, the valuation of goodwill for impairment, assessing impairment of long-lived assets and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.
Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Actual costs and sublease recoveries could vary significantly from the estimated amounts and result in additional lease charges or recoveries, and such amounts could be material. Total accrued occupancy costs pertaining to closed restaurant locations was $13.0 million at December 31, 2017.
Insurance liabilities. We are insured for workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and for general liability and certain workers' compensation claims in the aggregate. At December 31, 2017, we had $11.4 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, with the assistance of actuaries, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets as of the last day of our fiscal year. Our review at December 31, 2017 indicated there was no impairment as of that date. In reviewing goodwill for impairment, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis based on management’s best estimates of future cash flows and a market-based approach. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results, anticipated growth rates, the weighted average cost of capital used to discount projected cash flows, and market values. We had two reporting units with goodwill balances as of our most recent measurement date, including $56.3 million and $67.2 million for our Pollo Tropical and Taco Cabana reporting units, respectively. For our Pollo Tropical segment, the fair value exceeded the carrying value of the reporting unit by a substantial amount. For our Taco Cabana segment, the fair value did not exceed the carrying value of the reporting unit by a substantial amount. The estimates and assumptions used to determine fair value may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these goodwill assets.
The fair value and related discounted cash flow projections for our Taco Cabana reporting unit have declined from the prior year driven primarily by a decrease in expected sales and restaurant operating profit as a result of comparable restaurant sales declines, unfavorable industry sales trends, and increased labor, food and other costs, including the impact of the Plan. In addition, an increase in expected future maintenance, systems investment and other capital expenditures, and an increase in the weighted average cost of capital used to discount future cash flows contributed to the decline in discounted future cash flows and the fair value of the reporting unit. As of December 31, 2017, a 100 basis point increase in the weighted average cost of capital would reduce the excess of the fair value of our Taco Cabana reporting unit over its carrying value by approximately 17%. A 100 basis point decrease in the terminal period growth rate for our Taco Cabana reporting unit would reduce the excess of its fair value over its carrying value by approximately 14%. It is possible that goodwill impairment charges may be recognized in future periods for our Taco Cabana reporting unit due to changes in factors or circumstances such as a deterioration in the fast-casual restaurant industry, the macroeconomic environment or the equity markets, or changes in the expected performance of the reporting unit if we do not achieve our forecasted future cash flows.
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

For five operating Pollo Tropical restaurants including one in Atlanta, Georgia and four in central and southwest Florida and three Taco Cabana restaurants with combined carrying values of $5.0 million and $1.4 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, one Pollo Tropical restaurant with a carrying value of $1.7 million and one Taco Cabana Restaurant with a carrying value of $1.6 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
We continue to own and operate 137 Pollo Tropical restaurants in Florida and nine Pollo Tropical restaurants in Georgia, one of which was impaired in 2017, and continue to focus on revitalizing our core markets and brand repositioning outside of our core markets in Florida. Our long-term strategy is focused on profitably building our base business, growing new distribution channels, including delivery, catering, licensed and franchised locations, and new restaurants. We believe opportunities at both brands are being addressed as part of the Plan. Although we expect and have projected higher sales growth driven by the Plan for Pollo Tropical restaurants in Georgia compared to more mature markets, we may record an impairment charge in future periods for some of these restaurants, which have a combined carrying value of $11.9 million, if their performance does not improve as projected.
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
New Accounting Pronouncements
In May 2014, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance in former Topic 605, Revenue Recognition, and provides for either a full retrospective adoption in which the standard is applied to all of the periods presented or a modified retrospective adoption in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other US GAAP requirements. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as property and equipment, including real estate. We do not believe the standard will impact our recognition of revenue from restaurants or our recognition of franchise royalty revenues, which are based on a percent of gross sales. We expect the provisions to primarily impact franchise and development fees and gift card programs and do not expect the new standard to have a material effect on our financial statements. We plan to use the modified retrospective approach to adopt the standard and expect to recognize a cumulative effect adjustment to increase retained earnings by less than $0.1 million related to franchise and development fees and gift card breakage. The new standard is effective for our interim and annual periods beginning after December 15, 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required with an option to use certain practical expedients. The new guidance is required to be applied at the beginning of the earliest comparative period presented. We are currently evaluating the impact on our financial statements. Although the impact is not currently estimable, we expect to recognize lease assets and lease liabilities for most of the leases we currently account for as operating leases. In addition, for our leases that are classified as sale-leaseback transactions, we will be required to record an initial adjustment to retained earnings associated with the previously deferred gains, and for any future transactions, the gain, adjusted for any off-market terms, will be recorded immediately. Currently we amortize sale-leaseback gains over the lease term. We are continuing our assessment and may identify other impacts.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance will be effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any goodwill impairment tests after January 1, 2017. This standard may have an impact on our financial statements if goodwill impairment is recognized in future periods.
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
Prior to the second quarter of 2017, Adjusted EBITDA and Consolidated Adjusted EBITDA were defined as earnings before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other expense (income), net. In 2017, our board of directors appointed a new Chief Executive Officer who initiated the Plan and uses an Adjusted EBITDA measure for the purpose of assessing performance and allocating resources to our segments. The Adjusted EBITDA measure used by the chief operating decision maker includes adjustments for significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants. Beginning in the second quarter of 2017, the primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is now defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Management believes that Adjusted EBITDA for our segments, Consolidated Adjusted EBITDA and Restaurant-Level Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of net income (loss) to Consolidated Adjusted EBITDA and Adjusted EBITDA to Restaurant-Level Adjusted EBITDA (i) provide useful information about our operating performance and period-over-period changes, (ii) provide additional information that is useful for evaluating the operating performance of our business and (iii) permit investors to gain an understanding of the factors and trends affecting our ongoing earnings, from which capital investments are made and debt is serviced. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies.
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

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA follows (in thousands):

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016

Net income (loss)	$(36,232)	$16,712	$38,536
Provision for (benefit from) income taxes	(7,755)	8,336	22,046
Income (loss) before taxes	(43,987)	25,048	60,582
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	34,957	36,776	30,575
Impairment and other lease charges	61,760	25,644	2,382
Interest expense	2,877	2,171	1,889
Other expense (income), net	1,679	(128)	(679)
Stock-based compensation expense in restaurant wages	52	142	156
Unused pre-production costs in advertising expense(1)	410	—	—
Total Non-general and administrative expense adjustments	101,735	64,605	34,323
General and administrative expense adjustments:
Stock-based compensation expense	3,493	3,141	4,137
Terminated capital project(2)	849	—	—
Board and shareholder matter costs(3)	3,049	1,580	—
Write-off of site development costs(4)	511	1,258	365
Plan restructuring costs and retention bonuses(5)	2,420	86	—
Office restructuring and relocation costs(6)	(152)	539	—
Legal settlements and related costs(7)	(473)	310	1,633
Total General and administrative expense adjustments	9,697	6,914	6,135
Consolidated Adjusted EBITDA:	$67,445	$96,567	$101,040
(1) Unused pre-production costs for the twelve months ended December 31, 2017, include costs for advertising pre-production that will not be used.
(2) Terminated capital project costs for the twelve months ended December 31, 2017, include costs related to the write-off of a capital project that was terminated in the first quarter of 2017.
(3)Board and shareholder matter costs for the twelve months ended December 31, 2017, include fees related to shareholder activism and CEO and board member searches. Board and shareholder matter costs for the twelve months ended January 1, 2017, primarily include fees related to the previously proposed and terminated separation transaction, and costs related to shareholder activism.
(4)Write-off of site development costs for all years includes the write-off of site costs related to locations that we decided not to develop.
(5)Plan restructuring costs and retention bonuses for the twelve months ended December 31, 2017 and January 1, 2017, include severance related to the Plan and reduction in force and bonuses paid to certain employees for retention purposes.
(6)Office restructuring and relocation costs for the twelve months ended December 31, 2017 and January 1, 2017, include severance and relocation adjustments and costs associated with the prior-year restructuring of Pollo Tropical brand and corporate offices.
(7)Legal settlements and related costs for the twelve months ended December 31, 2017, January 1, 2017 and January 3, 2016, include benefits and costs related to litigation matters.

A reconciliation from Adjusted EBITDA to Restaurant-Level Adjusted EBITDA follows (in thousands):

Twelve Months Ended	Pollo Tropical	Taco Cabana
December 31, 2017:
Adjusted EBITDA	$50,937	$16,508
Restaurant-Level Adjustments:
Add: Pre-opening costs	1,167	951
Add: Other general and administrative expense(1)	28,054	22,393
Less: Franchise royalty revenue and fees	1,787	761
Restaurant-Level Adjusted EBITDA:	$78,371	$39,091

January 1, 2017:
Adjusted EBITDA	$58,286	$38,281
Restaurant-Level Adjustments:
Add: Pre-opening costs	4,837	674
Add: Other general and administrative expense(1)	29,233	19,937
Less: Franchise royalty revenue and fees	2,062	752
Restaurant-Level Adjusted EBITDA:	$90,294	$58,140

January 3, 2016:
Adjusted EBITDA	$61,265	$39,775
Restaurant-Level Adjustments:
Add: Pre-opening costs	4,310	257
Add: Other general and administrative expense(1)	26,996	21,390
Less: Franchise royalty revenue and fees	2,197	611
Restaurant-Level Adjusted EBITDA:	$90,374	$60,811
(1) Excludes general and administrative adjustments included in Adjusted EBITDA.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility, under which we had outstanding borrowings of $75.0 million as of December 31, 2017. Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 1.25% as of December 31, 2017), or
2) the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.25% at December 31, 2017).
For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. As of December 31, 2017, we had primarily elected to be charged interest on borrowings under our new senior credit facility at the LIBOR Rate plus the applicable margin. We elected a one-month LIBOR Rate for $75.0 million of borrowings under the new senior credit facility as of December 31, 2017. The weighted average interest rate applicable to these borrowings as of December 31, 2017 was 3.73%, which would result in interest expense in 2018 of $2.8 million assuming that outstanding borrowings and interest rates remain unchanged during the year. A hypothetical increase of 100 basis points in the variable interest rate would increase interest expense in 2018 by $0.8 million.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the fourth quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Fiesta Restaurant Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fiesta Restaurant Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2017, of the Company and our report dated February 26, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on internal control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 26, 2018

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.frgi.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements - Fiesta Restaurant Group, Inc. and Subsidiaries

(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-25
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

3.3
Certificate of Amendment to Restated Certificate of Incorporation of Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 2, 2017)

3.4	Amendment to Amended and Restated Bylaws of Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 2, 2017)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No.2 to Fiesta's Form 10, File No. 001-35373, filed on March 14, 2012)

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

10.6
Agreement dated as of November 4, 2016 between Fiesta Restaurant Group, Inc. and Danny K. Meisenheimer (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 2, 2016)+

10.7
Agreement dated as of November 4, 2016 between Fiesta Restaurant Group, Inc. and Lynn Schweinfurth (incorporated by reference to Exhibit 10.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 2, 2016)+

10.8
Agreement dated as of November 4, 2016 between Fiesta Restaurant Group, Inc. and Joseph A. Zirkman (incorporated by reference to Exhibit 10.3 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 2, 2016)+

10.9
Executive Employment Agreement, dated as of February 24, 2017, between Fiesta Restaurant Group and Richard Stockinger (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on February 27, 2017)+

10.10
Retention Bonus Agreement dated as of November 9, 2016 between Joseph Brink and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 2, 2017)+

10.11	Offer letter dated September 24, 2017 between Fiesta Restaurant Group, Inc. and Charles Locke. +#

10.12
Agreement dated as of October 12, 2017 between Charles Locke and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 1, 2017)+

10.13	Conditional Separation Agreement and General Release dated as of June 7, 2017 between Fiesta Restaurant Group, Inc. and Joseph Zirkman. +#

10.14	Offer letter dated September 25, 2017 between Fiesta Restaurant Group, Inc. and Maria Mayer. +#

10.15	Agreement dated as of November 15, 2017 between Fiesta Restaurant Group, Inc. and Maria Mayer. +#

10.16	Offer letter dated September 23, 2017 between Fiesta Restaurant Group, Inc. and Anthony Dinkins. +#

10.17
Fiesta Restaurant Group, Inc. and Subsidiaries Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of Fiesta's Amendment No. 1 to Registration Statement on Form 10 filed on January 26, 2012)+

10.18	Offer letter between Fiesta Restaurant Group, Inc. and Lynn S. Schweinfurth (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 1, 2012)+

10.19
Credit Agreement, dated as of December 11, 2013, between Fiesta Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on December 12, 2013)

10.20
Security Agreement, dated as of December 11, 2013, between Fiesta Restaurant Group, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of Fiesta's Current Report on Form 8-K filed on December 12, 2013)

10.21
Credit Agreement, dated as of November 30, 2017, among Fiesta Restaurant Group, Inc., the guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on December 4, 2017)

10.22
Pledge and Security Agreement, dated as of November 30, 2017, among Fiesta Restaurant Group, Inc., the guarantors named therein and JP Morgan Chase Bank, N,A., as administrative agent (incorporated by reference to Exhibit 10.2 of Fiesta's Current Report on Form 8-K filed on December 4, 2017)

10.23	Amendment to Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Fiesta's Annual Report on Form 10-K filed on February 19, 2015)+

21.1	Subsidiaries of Fiesta #

23.1	Consent of Deloitte & Touche LLP #

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc. #

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith.

+	Compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Fiesta Restaurant Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of December 31, 2017 and January 1, 2017, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 26, 2018

We have served as the Company's auditor since 2011.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)

	December 31, 2017	January 1, 2017
ASSETS
Current assets:
Cash	$3,599	$4,196
Trade receivables	9,830	8,771
Inventories	2,880	2,865
Prepaid rent	3,300	3,575
Income tax receivable	11,334	3,304
Prepaid expenses and other current assets	10,105	4,231
Total current assets	41,048	26,942
Property and equipment, net	234,561	270,920
Goodwill	123,484	123,484
Deferred income taxes	17,232	14,377
Other assets	6,988	5,842
Total assets	$423,313	$441,565
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$98	$89
Accounts payable	20,293	16,165
Accrued payroll, related taxes and benefits	11,776	12,275
Accrued real estate taxes	5,860	6,924
Other liabilities	21,817	11,316
Total current liabilities	59,844	46,769
Long-term debt, net of current portion	76,425	71,423
Deferred income—sale-leaseback of real estate	23,466	27,165
Other liabilities	32,062	32,033
Total liabilities	191,797	177,390
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 27,086,958 and 26,884,992 shares, respectively, and outstanding 26,847,458 and 26,755,640 shares, respectively.	268	267
Additional paid-in capital	166,823	163,204
Retained earnings	64,425	100,704
Total stockholders' equity	231,516	264,175
Total liabilities and stockholders' equity	$423,313	$441,565

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except share and per share amounts)

	Years Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Revenues:
Restaurant sales	$666,584	$708,956	$684,584
Franchise royalty revenues and fees	2,548	2,814	2,808
Total revenues	669,132	711,770	687,392
Costs and expenses:
Cost of sales	202,888	214,609	217,328
Restaurant wages and related expenses (including stock-based compensation expense of $52, $142 and $156, respectively)	184,742	185,305	174,222
Restaurant rent expense	36,936	37,493	33,103
Other restaurant operating expenses	98,927	96,457	87,285
Advertising expense	26,091	26,800	21,617
General and administrative (including stock-based compensation expense of $3,493, $3,141, and $4,137, respectively)	60,144	56,084	54,521
Depreciation and amortization	34,957	36,776	30,575
Pre-opening costs	2,118	5,511	4,567
Impairment and other lease charges	61,760	25,644	2,382
Other expense (income), net	1,679	(128)	(679)
Total operating expenses	710,242	684,551	624,921
Income (loss) from operations	(41,110)	27,219	62,471
Interest expense	2,877	2,171	1,889
Income (loss) before income taxes	(43,987)	25,048	60,582
Provision for (benefit from) income taxes	(7,755)	8,336	22,046
Net income (loss)	$(36,232)	$16,712	$38,536
Basic net income (loss) per share	$(1.35)	$0.62	$1.44
Diluted net income (loss) per share	$(1.35)	$0.62	$1.44
Basic weighted average common shares outstanding	26,821,471	26,682,227	26,515,029
Diluted weighted average common shares outstanding	26,821,471	26,689,179	26,522,196

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except share amounts)

	Number of Common Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 28, 2014	26,358,448	$264	$153,867	$45,456	$199,587
Stock-based compensation	—	—	4,293	—	4,293
Vesting of restricted shares	213,154	2	(2)	—	—
Tax benefit from stock-based compensation			1,566		1,566
Net income	—	—	—	38,536	38,536
Balance at January 3, 2016	26,571,602	266	159,724	83,992	243,982
Stock-based compensation	—	—	3,283	—	3,283
Vesting of restricted shares	184,038	1	(1)	—	—
Tax benefit from stock-based compensation			198		198
Net income	—	—	—	16,712	16,712
Balance at January 1, 2017	26,755,640	267	163,204	100,704	264,175
Stock-based compensation	—	—	3,545	—	3,545
Vesting of restricted shares	91,818	1	—	—	1
Cumulative effect of adopting a new accounting standard (Note 1)			74	(47)	27
Net loss	—	—	—	(36,232)	(36,232)
Balance at December 31, 2017	26,847,458	$268	$166,823	$64,425	$231,516

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars)

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Cash flows from operating activities:
Net income (loss)	$(36,232)	$16,712	$38,536
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	815	779	(170)
Stock-based compensation	3,545	3,283	4,293
Impairment and other lease charges	61,760	25,644	2,382
Depreciation and amortization	34,957	36,776	30,575
Amortization of deferred financing costs	352	309	315
Amortization of deferred gains from sale-leaseback transactions	(3,602)	(3,583)	(3,618)
Deferred income taxes	(2,828)	(5,880)	5,483
Other	—	1	4
Changes in other operating assets and liabilities:
Accounts receivable	(1,171)	446	(2,877)
Prepaid expenses and other current assets	(2,015)	(412)	(53)
Other assets - long term	(552)	(2,796)	(48)
Accounts payable	1,046	3,330	283
Accrued payroll, related taxes and benefits	(499)	(3,339)	(243)
Accrued real estate taxes	(311)	803	1,077
Other liabilities - current	(590)	(780)	3,325
Other liabilities - long term	3,887	6,498	4,752
Income tax receivable/payable	(8,030)	4,144	(2,474)
Other	288	(1,256)	(190)
Net cash provided from operating activities	50,820	80,679	81,352
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(26,727)	(66,116)	(70,841)
Restaurant remodeling	(3,020)	(2,755)	(4,802)
Other restaurant capital expenditures	(17,410)	(7,125)	(7,714)
Corporate and restaurant information systems	(8,709)	(6,369)	(4,213)
Total capital expenditures	(55,866)	(82,365)	(87,570)
Properties purchased for sale-leaseback	—	(2,663)	(250)
Proceeds from disposals of other properties	374	226	149
Proceeds from sale-leaseback transactions	—	3,642	—
Net cash used in investing activities	(55,492)	(81,160)	(87,671)
Cash flows from financing activities:
Excess tax benefit from vesting of restricted shares	—	566	1,566
Borrowings on revolving credit facility	91,000	18,400	28,500
Repayments on revolving credit facility	(85,900)	(19,500)	(23,500)
Principal payments on capital leases	(88)	(70)	(53)
Financing costs associated with issuance of debt	(937)	—	—
Net cash provided from (used in) financing activities	4,075	(604)	6,513
Net (decrease) increase in cash	(597)	(1,085)	194
Cash, beginning of year	4,196	5,281	5,087
Cash, end of year	$3,599	$4,196	$5,281
Supplemental disclosures:
Interest paid on long-term debt (including capitalized interest of $256 in 2017, $255 in 2016 and $335 in 2015)	$2,363	$1,867	$1,748
Interest paid on lease financing obligations	83	141	140
Accruals for capital expenditures	8,409	5,288	4,858
Income tax payments, net	3,103	9,873	17,472
Capital lease obligations incurred	—	—	410
Non-cash reduction of lease financing obligations	1,664	—	—
Non-cash reduction of assets under lease financing obligations	1,193	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At December 31, 2017, the Company owned and operated 146 Pollo Tropical® restaurants and 166 Taco Cabana® restaurants. The Pollo Tropical restaurants include 137 located in Florida and 9 located in Georgia. All of the Taco Cabana restaurants are located in Texas. At December 31, 2017, Fiesta franchised a total of 31 Pollo Tropical restaurants and seven Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, four in Panama, two in Guyana, one in the Bahamas, one in Venezuela, and six on college campuses and at a hospital in Florida. The franchised Taco Cabana restaurants include five in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 31, 2017 and January 1, 2017 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks.
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
Reclassification. Lease financing obligations were reclassified to other liabilities - long term to conform with the current year presentation. In addition, prepaid expenses and other current assets were reclassified to a separate line from other in the consolidated statements of cash flows to conform with the current year presentation.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

acquisition of Pollo Tropical in 1998 and Taco Cabana in 2000. Goodwill is not amortized but is tested for impairment at least annually as of the last day of the fiscal year or more frequently if impairment indicators exist.
Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. See Note 5 for results of the Company's impairment review.
Deferred Financing Costs. Financing costs incurred in obtaining revolving credit facilities are capitalized and amortized over the life of the related obligation as interest expense on a straight-line basis.
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
 Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date under current market conditions. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•
Current Assets and Liabilities. The carrying values reported on the balance sheet of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of those financial instruments.

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. At December 31, 2017 and January 1, 2017, the fair value and carrying value of the Company's senior credit facility were approximately $75.0 million and $69.9 million, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

See Note 5 for discussion of the fair value measurement of non-financial assets.
Gift cards. The Company sells gift cards to its customers in its restaurants and through select third parties. The Company recognizes revenue from gift cards upon redemption by the customer. The gift cards have no stated expiration dates. Revenues from unredeemed gift cards are not material to the Company's financial statements.
Recent Accounting Pronouncements. In May 2014, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance in former Topic 605, Revenue Recognition, and provides for either a full retrospective adoption in which the standard is applied to all of the periods presented or a modified retrospective adoption in which the cumulative effect of initially applying the standard is recognized at the date of initial application. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other US GAAP requirements. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as property and equipment, including real estate. The Company does not believe the standard will impact its recognition of revenue from restaurants or its recognition of franchise royalty revenues, which are based on a percent of gross sales. The Company expects the provisions to primarily impact franchise and development fees and gift card programs and does not expect the standard to have a material effect on its financial statements. The Company plans to use the modified retrospective approach to adopt the standard and expects to recognize a cumulative effect adjustment to increase retained earnings by less than $0.1 million related to franchise and development fees and gift card breakage. The new standard is effective for the Company's interim and annual periods beginning after December 15, 2017.
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance will be effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any goodwill impairment tests after January 1, 2017. This standard may have an impact on the Company's financial statements if goodwill impairment is recognized in future periods.
Guidance Adopted in 2017. In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. In the first quarter of 2017, the Company prospectively adopted the amendments in this guidance that relate to the classification of excess tax benefits or tax benefit deficiencies from share-based payment arrangements in the statement of cash flows and income statement. Excess tax benefits from share-based payment arrangements result from share-based compensation windfall deductions in excess of compensation costs for financial reporting purposes and tax benefit deficiencies result from share-based compensation deduction shortfalls. During the twelve months ended December 31, 2017, the Company recognized $0.2 million of tax benefit deficiencies, which pursuant to the adopted guidance increased income tax expense and decreased net income by $0.2 million. Effective January 2, 2017, the Company elected to change its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a $0.1 million cumulative-effect adjustment to beginning retained earnings in the first quarter of 2017 as a result of adopting the standard.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	December 31, 2017	January 1, 2017
Prepaid contract expenses	$3,681	$2,089
Assets held for sale(1)	2,705	—
Other	3,719	2,142
	$10,105	$4,231
(1) See Note 5 -- Impairment of Long-lived Assets.
3. Property and Equipment
Property and equipment consisted of the following:

	December 31, 2017	January 1, 2017
Land and land improvements	$20,502	$23,395
Owned buildings	17,221	22,008
Leasehold improvements (1)	208,499	249,507
Equipment	206,436	220,397
Assets subject to capital leases	2,057	2,057
	454,715	517,364
Less accumulated depreciation and amortization	(220,154)	(246,444)
	$234,561	$270,920

(1) Leasehold improvements include the cost of new buildings constructed on leased land.
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and had accumulated amortization at December 31, 2017 and January 1, 2017 of $1.1 million and $1.0 million, respectively. At January 1, 2017, land of $0.7 million and owned buildings of $0.8 million were subject to lease financing obligations accounted for under the lease financing method. Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at January 1, 2017 was $0.4 million.
Depreciation and amortization expense for all property and equipment for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $35.0 million, $36.8 million and $30.6 million, respectively.
4. Goodwill
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
There have been no changes in goodwill or goodwill impairment losses recorded during the year ended December 31, 2017 or the years ended January 1, 2017 and January 3, 2016.
Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Total
Balance, December 31, 2017 and January 1, 2017	$56,307	$67,177	$123,484

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

5. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. In addition to considering management’s plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis. If actual performance does not achieve the projections, the Company may recognize impairment charges in future periods, and such charges could be material. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries. There is uncertainty in the estimates of future lease costs and sublease recoveries. Actual costs and sublease recoveries could vary significantly from the estimated amounts and result in additional lease charges for recoveries, and such amounts could be material.
A summary of impairment on long-lived assets and other lease charges recorded by segment is as follows:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Pollo Tropical	$57,947	$24,419	$510
Taco Cabana	3,813	1,225	1,872
	$61,760	$25,644	$2,382

    In 2016, the Company reviewed it strategy for development and decided to suspend additional development of Pollo Tropical restaurants outside of its core Florida markets. The Company closed ten Pollo Tropical restaurants in the fourth quarter of 2016 including eight restaurants in Texas, one restaurant in Nashville, Tennessee and one restaurant in Atlanta, Georgia.
On April 24, 2017, the Company announced a Strategic Renewal Plan (the "Plan") to drive long-term shareholder value creation that included the closure of 30 Pollo Tropical restaurants outside its core Florida markets. The Company closed all Pollo Tropical locations in Dallas-Fort Worth and Austin, Texas, and Nashville, Tennessee during the second quarter of 2017. In September 2017, due to the ongoing uncertainty created in south Texas by Hurricane Harvey, limited awareness of the Pollo Tropical brand and overhead costs needed to operate the small remaining Pollo Tropical restaurant base in Texas, the Company closed the six remaining Pollo Tropical restaurants in south Texas including two restaurants in Houston, Texas that were not re-opened after Hurricane Harvey and four restaurants in San Antonio, Texas. In December 2017, the Company closed four additional underperforming Pollo Tropical restaurants in Atlanta, Georgia. One Pollo Tropical restaurant closed in 2016 was rebranded as Taco Cabana restaurant in 2017. Up to five Pollo Tropical restaurants that were closed in 2016 and 2017 in Texas may be rebranded as Taco Cabana restaurants in 2018. The Company continues to own and operate nine Pollo Tropical restaurants in Atlanta, Georgia, of which one was impaired in 2017. The Company also closed six Taco Cabana restaurants in 2017.
Impairment and other lease charges for the twelve months ended December 31, 2017 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants and an office location of $52.1 million, $1.9 million and $0.2 million, respectively and lease and other charges for Pollo Tropical and Taco Cabana restaurants and an office location of $5.4 million, $1.6 million and $0.5 million, respectively, net of recoveries. Impairment charges in 2017 were related primarily to 40 Pollo Tropical restaurants that were closed in 2017, seven of which were initially impaired in 2016, six Taco Cabana restaurants that were closed in 2017, four of which were initially impaired in 2016, and two Pollo Tropical restaurants and five Taco Cabana restaurants the Company continues to operate. Impairment charges in 2017 also included charges with respect to an office location that was closed in December 2017. Other lease charges, net of recoveries, in 2017 were related primarily to restaurants and an office location that were closed in 2017 as well as previously closed restaurants.
Impairment and other lease charges for the twelve months ended January 1, 2017 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $21.6 million and $1.1 million, respectively, and lease and other charges for Pollo Tropical and Taco Cabana restaurants of $2.8 million and $0.2 million, respectively, net of recoveries. Impairment charges in 2016 were related primarily to 17 Pollo Tropical restaurants that were closed in 2016 and 2017, and seven Taco Cabana restaurants, four of

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

which were subsequently closed in 2017 and three of which the Company continues to operate. Other lease charges, net of recoveries, for the twelve months ended January 1, 2017 were related to restaurants closed in 2016 as well as previously closed restaurants.
Impairment and other lease charges in 2015 consisted primarily of impairment charges totaling $1.7 million and a $0.2 million lease charge related to the closure of a Taco Cabana restaurant at the end of 2015, a $0.3 million lease charge related to the closure of a Pollo Tropical restaurant that was relocated prior to the end of its lease term to a superior site in the same trade area, and lease charges, net of recoveries, totaling $0.2 million related to previously closed Pollo Tropical restaurants.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company’s history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. The Company also utilized discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the twelve months ended December 31, 2017 and January 1, 2017 totaled $13.8 million and $6.9 million, respectively, which primarily consist of leasehold improvements related to Pollo Tropical restaurants that may be rebranded as Taco Cabana restaurants and the estimated fair value of owned properties.
The Company owns four of the Pollo Tropical restaurants that were closed in the second and third quarters of 2017. Two of these properties are available for sale and the Company intends to lease the other two properties. Two of these restaurants with a total carrying value of $2.7 million at December 31, 2017 are classified as held for sale. The Company subsequently sold one of owned properties held for sale in January 2018.
6. Other Liabilities
Other liabilities, current, consist of the following:

	December 31, 2017	January 1, 2017
Accrued workers' compensation and general liability claims	$5,083	$4,838
Sales and property taxes	2,279	1,844
Accrued occupancy costs	7,813	2,161
Other	6,642	2,473
	$21,817	$11,316

Other liabilities, long-term, consist of the following:

	December 31, 2017	January 1, 2017
Accrued occupancy costs	$20,985	$20,172
Deferred compensation	1,029	2,027
Accrued workers’ compensation and general liability claims	6,102	4,030
Other	3,946	5,804
	$32,062	$32,033

Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

The following table presents the activity in the closed-store reserve, of which $5.3 million and $3.1 million are included in long-term accrued occupancy costs at December 31, 2017 and January 1, 2017, respectively, with the remainder in other current liabilities.

	Year Ended
	December 31, 2017	January 1, 2017
Balance, beginning of period	$4,912	$1,832
Provisions for restaurant closures	8,767	3,093
Additional lease charges, net of (recoveries)	(1,301)	(237)
Payments, net	(5,528)	(806)
Other adjustments	6,144	1,030
Balance, end of period	$12,994	$4,912

7. Leases
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
During the year ended January 1, 2017, the Company sold one restaurant property in a sale-leaseback transaction for net proceeds of $3.6 million. The lease was classified as an operating lease and contained a twenty-year initial term plus renewal options. A deferred gain on the sale-leaseback transaction of $0.7 million was recognized during the year ended January 1, 2017 and is being amortized over the term of the lease.
The amortization of deferred gains on sale-leaseback transactions was $3.6 million for each of the years ended December 31, 2017, January 1, 2017 and January 3, 2016.

Minimum rent commitments due under capital and non-cancelable operating leases at December 31, 2017 were as follows:

	Capital	Operating
2018	$282	$43,391
2019	282	43,142
2020	286	41,770
2021	301	38,867
2022	301	37,664
Thereafter	1,239	294,275
Total minimum lease payments(1)	2,691	$499,109
Less amount representing interest	(1,168)
Total obligations under capital leases	1,523
Less current portion	(98)
Long-term debt under capital leases	$1,425
(1)Minimum operating lease payments include contractual rent payments for closed restaurants for which the Company is still obligated under the lease agreements and have not been reduced by minimum sublease rentals of $17.9 million due in the future under noncancelable subleases. See Note 6 -- Other Liabilities.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

Total rent expense on operating leases, including contingent rentals, was as follows:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Minimum rent on real property, excluding rent included in pre-opening costs	$36,760	$37,180	$32,716
Additional rent based on percentage of sales	176	313	387
Restaurant rent expense	36,936	37,493	33,103
Rent included in pre-opening costs	856	2,066	1,736
Administrative and equipment rent	988	1,119	1,026
	$38,780	$40,678	$35,865

8. Long-term Debt
Long term debt at December 31, 2017 and January 1, 2017 consisted of the following:

	December 31, 2017	January 1, 2017
Revolving credit facility	$75,000	$69,900
Capital leases	1,523	1,612
	76,523	71,512
Less: current portion of long-term debt	(98)	(89)
	$76,425	$71,423

New Senior Credit Facility. In November 2017, the Company terminated its former senior secured revolving credit facility, referred to as the "former senior credit facility", and entered into a new senior secured revolving credit facility with a syndicate of lenders, which is referred to as the "new senior credit facility". The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on November 30, 2022. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On December 31, 2017, there were $75.0 million in outstanding borrowings under the new senior credit facility.
Borrowings under the new senior credit facility bear interest at a per annum rate, at the Company's option, equal to either (all terms as defined in the new senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on the Company's Adjusted Leverage Ratio (with a margin of 1.25% as of December 31, 2017), or
2) the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on the Company's Adjusted Leverage Ratio (with a margin of 2.25% at December 31, 2017)
In addition, the new senior credit facility requires the Company to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on the Company's Adjusted Leverage Ratio, (with a rate of 0.30% at December 31, 2017) and the unused portion of the facility and (ii) a letter of credit participation fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
The outstanding borrowings under the Company's new senior credit facility are prepayable subject to breakage costs as defined in the new senior credit facility. The new senior credit facility requires the Company to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting the Company's and its subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests, (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change its business. In addition, the new senior credit facility requires the Company to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined under the new senior credit facility).
The Company's new senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of the Company's indebtedness having an outstanding principal amount of $5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.
As of December 31, 2017, the Company was in compliance with the covenants under its new senior credit facility. After reserving $4.9 million for letters of credit, $70.1 million was available for borrowing under the new senior credit facility at December 31, 2017.
Former Senior Credit Facility. The former senior credit facility was entered into in December 2013, provided for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and was scheduled to mature on December 11, 2018. The former senior credit facility also provided for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. The former senior secured revolving credit facility was terminated on November 30, 2017 and replaced with the new senior credit facility discussed above.
Borrowings under the former senior credit facility bore interest at a per annum rate, at the Company's option, equal to either (all terms as defined in the former senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.50% to 1.50% based on the Company's Adjusted Leverage Ratio, or
2) the LIBOR Rate plus the applicable margin of 1.50% to 2.50% based on the Company's Adjusted Leverage Ratio.
In addition, the former senior credit facility required the Company to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.45%, based on the Company's Adjusted Leverage Ratio and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
At December 31, 2017, principal payments required on borrowings under the new senior credit facility were $75.0 million in 2022. The weighted average interest rate on the borrowings under the new senior credit facility and former senior credit facility was 3.73% and 2.29% at December 31, 2017 and January 1, 2017, respectively. Interest expense on the Company's long-term debt, excluding lease financing obligations, was $2.7 million, $1.9 million and $1.6 million for the years ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

9. Income Taxes
The Company’s income tax provision (benefit) was comprised of the following:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Current:
Federal	$(5,718)	$11,979	$14,086
Foreign	346	372	396
State	445	1,865	2,081
	(4,927)	14,216	16,563
Deferred:
Federal	(1,059)	(4,908)	5,318
State	(1,649)	(792)	139
	(2,708)	(5,700)	5,457
Valuation allowance	(120)	(180)	26
	$(7,755)	$8,336	$22,046

Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities at December 31, 2017 and January 1, 2017 were as follows:

	December 31, 2017	January 1, 2017
Deferred income tax assets:
Accrued vacation benefits	1,051	1,640
Incentive compensation	924	986
Other accruals	3,187	3,924
Deferred income on sale-leaseback of real estate	5,422	9,861
Lease financing obligations	—	162
Occupancy costs	6,669	8,036
Tax credit carryforwards	883	1,148
Property and equipment depreciation	1,665	—
Other	1,073	1,738
Gross deferred income tax assets	20,874	27,495
Deferred income tax liabilities:
Property and equipment depreciation	—	(8,311)
Amortization of other intangibles, net	(2,094)	(3,250)
Other	(812)	(701)
Gross deferred income tax liabilities	(2,906)	(12,262)
Less: Valuation allowance	(736)	(856)
Net deferred income tax assets	$17,232	$14,377

The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred income tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2017 and January 1, 2017, the Company had a valuation allowance of $736 and $856 respectively, against net deferred income tax assets due to foreign income tax credit carryforwards where it was determined to be more likely than not that

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

the deferred income tax asset amounts would not be realized. The valuation allowance decreased $120 and $180 in 2017 and 2016, respectively, primarily due to foreign tax credit carryforwards, net of expired foreign income tax credits. The estimation of future taxable income for federal and state purposes and the Company's ability to realize deferred income tax assets can significantly change based on future events and operating results.
The Company's effective tax rate was 17.6%, 33.3%, and 36.4% for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. A reconciliation of the statutory federal income tax provision (benefit) to the effective tax provision (benefit) was as follows:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Statutory federal income tax provision (benefit)	$(15,394)	$8,767	$21,204
State income taxes, net of federal benefit	(734)	689	1,435
Change in valuation allowance	(120)	(180)	26
Change in federal income tax rate	8,952	—	—
Net share-based compensation-tax benefit deficiencies(1)	228	—	—
Non-deductible expenses	84	(3)	260
Foreign taxes	346	372	396
Employment tax credits	(914)	(905)	(889)
Foreign tax credits/deductions	(121)	(372)	(396)
Other	(82)	(32)	10
	$(7,755)	$8,336	$22,046

(1) See Note 1-- Basis of Presentation Guidance Adopted in 2017.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act"), which includes a provision that reduces the federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, was signed into law. In accordance with generally accepted accounting principles, the enactment of this new tax legislation required the Company to revalue its net deferred income tax assets at the new corporate statutory rate of 21.0% as of the enactment date, which resulted in a one-time adjustment to its deferred income taxes of $9.0 million with a corresponding increase to the provision for income taxes as a discrete item during the fourth quarter of 2017. For fiscal years after 2017, the Company's federal statutory tax rate will be 21%.
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impact of the Act, that, in effect, allows entities to use a methodology similar to the measurement period in a business combination. Pursuant to the disclosure provisions of SAB 118, the Company continues to evaluate the impact of the Act on various matters. The actual impact of the Act on the Company may differ from the provisional amounts recognized based on its reasonable estimates due to, among other things, changes in assumptions made in the Company's interpretation of the Act, guidance related to application of the Act that may be issued in the future, and actions that the Company may take as a result of the expected impact of the Act. The Company will adjust the amounts recognized related to the Act if more information becomes available.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, and January 1, 2017, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The Company has tax benefits related to a federal net operating loss and employment tax credits totaling $5.4 million in 2017 that it expects to realize by carryback to prior years. The Company has a deferred tax benefit related to state net operating loss carryforwards of $0.2 million that will expire at various times from 2031 to 2037 depending on the tax jurisdiction.
The tax years 2014-2016 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

10. Stock-Based Compensation
The Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. The aggregate number of shares of stock authorized for distribution under the Fiesta Plan is 3,300,000. As of December 31, 2017, there were 1,874,854 shares available for future grants under the Fiesta Plan.
During the years ended December 31, 2017, January 1, 2017 and January 3, 2016, the Company granted certain employees in the aggregate 182,522, 50,087 and 24,401 non-vested restricted shares, respectively, under the Fiesta Plan. Shares granted to employees during the years ended December 31, 2017, January 1, 2017 and January 3, 2016 vest and become non-forfeitable over a four year vesting period. The weighted average fair value at the grant date for restricted non-vested shares issued during the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $20.75, $35.25 and $61.57, respectively.
During the years ended December 31, 2017, January 1, 2017 and January 3, 2016, the Company granted non-employee directors 38,596, 14,081 and 8,698 non-vested restricted shares, respectively, under the Fiesta Plan. The weighted average fair value at the grant date for restricted non-vested shares issued to directors during the twelve months ended December 31, 2017, January 1, 2017 and January 3, 2016 was $21.25, $33.39 and $54.06, respectively. These shares vest and become non-forfeitable over a one year vesting period, or for certain grants to new directors, over a five year vesting period.
During the years ended December 31, 2017, January 1, 2017 and January 3, 2016, the Company granted certain employees 11,745, 5,762 and 10,007 restricted stock units, respectively, under the Fiesta Plan. Certain of the restricted stock units vest and become non-forfeitable over a four year vesting period and certain of the restricted stock units vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value at grant date for the restricted stock units issued to employees during the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $20.75, $35.25 and $62.05.
Also during the year ended December 31, 2017, the Company granted 92,171 restricted stock units under the Fiesta Plan to certain employees subject to continued service requirements and market performance conditions:

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

•
The Company granted certain executives 19,881 restricted stock units which vest in three tranches over a three year vesting period subject to continued service and attainment of specified share price of the Company's Common Stock. The number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 19,881 shares, if the service and market performance conditions are met in the third year. The weighted average fair value of these restricted stock units were $9.31.

During the years ended January 1, 2017 and January 3, 2016, the Company granted 33,691 and 17,501 non-vested restricted shares, respectively, and 33,691 and 17,501 restricted stock units, respectively, under the Fiesta Plan to certain employees subject to performance conditions. The non-vested restricted shares vest and become non-forfeitable over a four year vesting period subject to the attainment of financial performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three year vesting period. The number of shares into which the restricted stock units convert is based on the attainment of certain financial performance conditions and for the restricted stock units granted during the years ended January 1, 2017 and January 3, 2016, ranges from no shares, if the minimum financial performance condition is not met, to 67,382 and 35,002 shares, respectively, if the maximum financial performance condition is met. The weighted average fair value at grant date for both restricted non-vested shares and restricted stock units subject to financial performance conditions granted during the years ended January 1, 2017 and January 3, 2016 was $35.25 and $65.01, respectively.
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable requisite service period of the award (the vesting period) using the straight-line method, or for restricted stock units subject to market performance conditions using the accelerated method. Stock-based compensation expense for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $3.5 million, $3.3 million and $4.3 million, respectively. As of December 31, 2017, the total unrecognized stock-based compensation expense related to non-vested shares and restricted

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

stock units was approximately $4.9 million. At December 31, 2017, the remaining weighted average vesting period for non-vested restricted shares was 2.5 years and restricted stock units was 1.4 years.
A summary of all non-vested restricted shares and restricted stock units activity for the year ended December 31, 2017 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Price	Units	Weighted Average Grant Date Price
Outstanding at January 1, 2017	129,352	$37.94	51,445	$46.59
Granted	221,118	20.84	103,916	13.10
Vested/Released	(90,388)	29.98	(1,430)	51.51
Forfeited	(20,582)	32.04	(9,985)	35.83
Outstanding at December 31, 2017	239,500	$24.81	143,946	$23.11

The fair value of the restricted stock units subject to market conditions was estimated using the Monte Carlo simulation method. The fair value of the non-vested restricted shares and all other restricted stock units is based on the closing price on the date of grant.
The fair value of the shares vested and released during the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $2.1 million, $5.2 million and $11.9 million, respectively.
11. Business Segment Information
The Company owns, operates and franchises two restaurant brands, Pollo Tropical® and Taco Cabana® , each of which is an operating segment. Pollo Tropical restaurants feature citrus marinated, fire-grilled chicken and other freshly prepared tropical inspired menu items, while Taco Cabana restaurants specialize in Mexican inspired food made fresh by hand.
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
In 2017, the Company’s board of directors appointed a new Chief Executive Officer who initiated the Plan and uses an Adjusted EBITDA measure for the purpose of assessing performance and allocating resources to segments. The new Adjusted EBITDA measure used by the chief operating decision maker includes adjustments for significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company’s restaurants. Beginning in the second quarter of 2017, the primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is now defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company's restaurants as set forth in the reconciliation table below. The Company has included the presentation of Adjusted EBITDA for all periods presented.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

The “Other” column includes corporate-related items not allocated to reportable segments and consists primarily of corporate-owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, a current income tax receivable, and advisory fees related to a previously proposed and terminated separation transaction.

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
December 31, 2017:
Restaurant sales	$372,328	$294,256	$—	$666,584
Franchise revenue	1,787	761	—	2,548
Cost of sales	117,493	85,395	—	202,888
Restaurant wages and related expenses(1)	88,587	96,155	—	184,742
Restaurant rent expense	18,949	17,987	—	36,936
Other restaurant operating expenses	52,848	46,079	—	98,927
Advertising expense	16,397	9,694	—	26,091
General and administrative expense(2)	33,244	26,900	—	60,144
Adjusted EBITDA (unaudited)	50,937	16,508	—	67,445
Depreciation and amortization	21,758	13,199	—	34,957
Capital expenditures	31,786	20,781	3,299	55,866
January 1, 2017:
Restaurant sales	$399,736	$309,220	$—	$708,956
Franchise revenue	2,062	752	—	2,814
Cost of sales	126,539	88,070	—	214,609
Restaurant wages and related expenses(1)	93,958	91,347	—	185,305
Restaurant rent expense	19,998	17,495	—	37,493
Other restaurant operating expenses	54,198	42,259	—	96,457
Advertising expense	14,819	11,981	—	26,800
General and administrative expense(2)	33,776	21,486	822	56,084
Adjusted EBITDA (unaudited)	58,286	38,281	—	96,567
Depreciation and amortization	23,587	13,189	—	36,776
Capital expenditures	65,789	13,206	3,370	82,365
January 3, 2016:
Restaurant sales	$364,544	$320,040	$—	$684,584
Franchise revenue	2,197	611	—	2,808
Cost of sales	121,689	95,639	—	217,328
Restaurant wages and related expenses(1)	81,647	92,575	—	174,222
Restaurant rent expense	16,003	17,100	—	33,103
Other restaurant operating expenses	45,376	41,909	—	87,285
Advertising expense	9,527	12,090	—	21,617
General and administrative expense(2)	31,142	23,379	—	54,521
Adjusted EBITDA (unaudited)	61,265	39,775	—	101,040
Depreciation and amortization	18,000	12,575	—	30,575
Capital expenditures	73,129	12,294	2,147	87,570
Identifiable Assets:
December 31, 2017	$227,194	$167,237	$28,882	$423,313
January 1, 2017	263,868	165,195	12,502	441,565
January 3, 2016	237,065	165,549	13,031	415,645

(1) Includes stock-based compensation expense of $52, $142 and $156 for the years ended  December 31, 2017, January 1, 2017 and January 3, 2016, respectively.
(2) Includes stock-based compensation expense of $3,493, $3,141 and $4,137 for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows (unaudited):

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
December 31, 2017:
Net income (loss)				$(36,232)
Provision for (benefit from) income taxes				(7,755)
Income (loss) before taxes	$(37,831)	$(6,156)	$—	$(43,987)
Add
Non-general and administrative expense adjustments
Depreciation and amortization	21,758	13,199	—	34,957
Impairment and other lease charges	57,947	3,813	—	61,760
Interest expense	1,348	1,529	—	2,877
Other expense (income), net	2,208	(529)	—	1,679
Stock-based compensation expense in restaurant wages	(4)	56	—	52
Unused pre-production costs in advertising expense	322	88	—	410
Total Non-general and administrative expense adjustments	83,579	18,156	—	101,735
General and administrative expense adjustments
Stock-based compensation expense	1,983	1,510	—	3,493
Terminated capital project	484	365	—	849
Board and shareholder matter costs	1,738	1,311	—	3,049
Write-off of site development costs	219	292	—	511
Plan restructuring costs and retention bonuses	1,390	1,030	—	2,420
Office restructuring and relocation costs	(152)	—	—	(152)
Legal settlements and related costs	(473)		—	(473)
Total General and administrative expense adjustments	5,189	4,508	—	9,697
Adjusted EBITDA	$50,937	$16,508	$—	$67,445

January 1, 2017:
Net income (loss)				$16,712
Provision for (benefit from) income taxes				8,336
Income (loss) before taxes	$4,639	$21,231	$(822)	$25,048
Add
Non-general and administrative expense adjustments
Depreciation and amortization	23,587	13,189	—	36,776
Impairment and other lease charges	24,419	1,225	—	25,644
Interest expense	930	1,241	—	2,171
Other expense (income), net	98	(226)	—	(128)
Stock-based compensation expense in restaurant wages	69	73	—	142
Total Non-general and administrative expense adjustments	49,103	15,502	—	64,605
General and administrative expense adjustments
Stock-based compensation expense	1,793	1,348	—	3,141
Board and shareholder matter costs	432	326	822	1,580
Write-off of site development costs	1,138	120	—	1,258
Plan restructuring costs and retention bonuses	45	41	—	86
Office restructuring and relocation costs	539	—	—	539
Legal settlements and related costs	597	(287)	—	310
Total General and administrative expense adjustments	4,544	1,548	822	6,914

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

Year Ended:	Pollo Tropical	Taco Cabana	Other	Consolidated
January 3, 2016:
Net income (loss)				38,536
Provision for (benefit from) income taxes:				22,046
Income (loss) before taxes:	38,021	22,561	—	60,582
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization:	18,000	12,575	—	30,575
Impairment and other lease charges:	510	1,872	—	2,382
Interest expense:	806	1,083	—	1,889
Other expense (income), net:	(290)	(389)	—	(679)
Stock-based compensation expense in restaurant wages:	72	84	—	156
Total Non-general and administrative expense adjustments:	19,098	15,225	—	34,323
General and administrative expense adjustments:
Stock-based compensation expense:	2,215	1,922	—	4,137
Write-off of site development costs:	298	67	—	365
Legal settlements and related costs:	1,633	—	—	1,633
Total General and administrative expense adjustments:	4,146	1,989	—	6,135
Adjusted EBITDA:	61,265	39,775	—	101,040

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
Diluted earnings per share reflects the potential dilution that could occur if our restricted stock units were to be converted into common shares. Restricted stock units with performance conditions are only included in the diluted earnings per share calculation to the extent that performance conditions have been met at the measurement date. The Company computes diluted earnings per share by adjusting the basic weighted average number of common shares by the dilutive effect of the restricted stock units, determined using the treasury stock method.
For the twelve months ended December 31, 2017, all restricted stock units outstanding were excluded from the computation of diluted earnings per share because including them would have been antidilutive as a result of the net loss in the period. Weighted average outstanding restricted stock units totaling 9,379 and 4,491 shares were not included in the computation of diluted earnings per share for the twelve months ended January 1, 2017 and January 3, 2016, respectively, because to do so would have been antidilutive.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

The computation of basic and diluted net income (loss) per share is as follows:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Basic and diluted net income (loss) per share:
Net income (loss)	$(36,232)	$16,712	$38,536
Less: income allocated to participating securities	—	135	441
Net income (loss) available to common stockholders	$(36,232)	$16,577	$38,095

Weighted average common shares, basic	26,821,471	26,682,227	26,515,029
Restricted stock units	—	6,952	7,167
Weighted average common shares, diluted	26,821,471	26,689,179	26,522,196

Basic net income (loss) per common share	$(1.35)	$0.62	$1.44
Diluted net income (loss) per common share	$(1.35)	$0.62	$1.44

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
The maximum potential liability for future rental payments that the Company could be required to make under these leases at December 31, 2017 was $4.0 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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
On November 24, 2015, Pollo Tropical received a legal demand letter alleging that assistant managers were misclassified as exempt from overtime wages under the Fair Labor Standards Act. On September 30, 2016, prior to any suit being filed, Pollo Tropical reached a settlement with seven named individuals and a proposed collective action class that will allow current and former assistant managers to receive notice and opt-in to the settlement. Pollo Tropical denies any liability or unlawful conduct. The Company has recorded a charge of $0.8 million to cover the estimated costs related to the settlement, including estimated payments to individuals that opt-in to the settlement, premium payments to named individuals, attorneys’ fees for the individuals' counsel, and related settlement administration costs. The charge does not include legal fees incurred by Pollo Tropical in defending the action. During the fourth quarter of 2017, the settlement agreement was approved by the arbitrator and the arbitrator's award was confirmed by a Florida state judge on December 29, 2017. The settlement will result in dismissal with prejudice for the named individuals and all individuals that opt-in to the settlement.
The Company is also a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.
Contingency Related to Insurance Recoveries. During the third quarter of 2017, Texas and Florida were struck by Hurricane Harvey and shortly thereafter by Hurricane Irma (the "Hurricanes"). 43 Taco Cabana and two Pollo Tropical restaurants in the Houston metropolitan area and all 149 Pollo Tropical restaurants in Florida and the Atlanta metropolitan area were closed and affected by the Hurricanes to varying degrees (e.g. property preparation and damages, inventory losses, payment of hourly employees while restaurants were closed, lost business related to temporary closures, limited menu and modified hours of operations). Other Texas markets where the Company operates restaurants including San Antonio were also affected by Hurricane

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

Harvey, but to a lesser degree. All of the restaurants that were closed have re-opened except for one Taco Cabana restaurant and two Pollo Tropical restaurants in Houston that were permanently closed. The Company maintains comprehensive insurance coverage on all of its restaurants including property, flood and business interruption. In 2017, the Company recorded expected insurance proceeds of $0.7 million and $0.2 million for Pollo Tropical and Taco Cabana, respectively, for the inventory loss and idle time wages paid to hourly employees due to the Hurricanes. The Company also recorded expected insurance proceeds of $0.2 million, which represents a portion of expected insurance proceeds for a Taco Cabana restaurant with extensive flood damage. The Company will record additional expected insurance proceeds related to this and other hurricane affected restaurants in future periods when additional information is available or, for business interruption coverage for lost profit, at the time of final settlement.
14. Retirement Plans
Fiesta offers the Company's salaried employees the option to participate in the Fiesta Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Fiesta may elect to contribute to the Retirement Plan on an annual basis. Contributions made by Fiesta to the Retirement Plan for the Company's employees are made after the end of each plan year. For 2017, 2016 and 2015, Fiesta's discretionary annual contribution is equal to 50% of the employee's contribution up to the first 6% of eligible compensation for a maximum Fiesta contribution of 3% of eligible compensation per participating employee. Under the Retirement Plan, Fiesta contributions begin to vest after 1 year and fully vest after 5 years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Retirement Plan employer matching expense for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $0.4 million, $0.3 million and $0.3 million respectively.
Fiesta also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2017 and January 1, 2017, a total of $1.0 million and $2.0 million, respectively, was deferred by the Company's employees under the Deferred Compensation Plan, including accrued interest.
15. Selected Quarterly Financial and Earnings Data (Unaudited)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$175,607	$172,624	$158,691	$162,210
Loss from operations(1)	(23,118)	(2,278)	(12,412)	(3,302)
Net loss(2)	(15,060)	(2,160)	(8,257)	(10,755)
Basic net loss per share	$(0.56)	$(0.08)	$(0.31)	$(0.40)
Diluted net loss per share	$(0.56)	$(0.08)	$(0.31)	$(0.40)

	Year Ended January 1, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$176,677	$181,532	$182,256	$171,305
Income (loss) from operations(1)	16,141	14,576	(6,737)	3,239
Net income (loss)	9,895	8,916	(4,531)	2,432
Basic net income (loss) per share	$0.37	$0.33	$(0.17)	$0.09
Diluted net income (loss) per share	$0.37	$0.33	$(0.17)	$0.09

(1) The Company recognized impairment and other lease charges of $32.4 million, $10.8 million, $15.9 million and $2.7 million in the first, second, third and fourth quarters of 2017, respectively, and $18.5 million and $7.0 million in the third and fourth quarters of 2016, respectively. See Note 5 -- Impairment of Long-lived Assets and Other Lease Charges.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except per share amounts)

(2) On December 22, 2017, the Act, which includes a provision to reduce the federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, was signed into law. In accordance with generally accepted accounting principles, the enactment of this new tax legislation required the Company to revalue its net deferred income tax assets at the new corporate statutory rate of 21.0% as of the enactment date, which resulted in a one-time adjustment to its deferred income taxes of $9.0 million with a corresponding increase to the provision for income taxes as a discrete item during the fourth quarter of 2017. For fiscal years after 2017, the Company's federal statutory tax rate will be 21%. See Note 9 -- Income Taxes.

FIESTA RESTAURANT GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars)

	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deduction	Balance at end of period
Year Ended December 31, 2017:
Deferred income tax valuation allowance	$856	$(120)	$—	$—	$736
Year Ended January 1, 2017:
Deferred income tax valuation allowance	1,036	(180)	—	—	856
Year Ended January 3, 2016:
Deferred income tax valuation allowance	1,010	26	—	—	1,036

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of February 2018.

FIESTA RESTAURANT GROUP, INC.

Date:	February 26, 2018	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STACEY RAUCH	Director and Chairman of the Board of Directors	February 26, 2018
Stacey Rauch
/s/ RICHARD C. STOCKINGER	Chief Executive Officer, President and Director	February 26, 2018
Richard C. Stockinger
/s/ LYNN S. SCHWEINFURTH	Senior Vice President, Chief Financial Officer and Treasurer	February 26, 2018
Lynn S. Schweinfurth
/s/ CHERI L. KINDER	Vice President, Corporate Controller	February 26, 2018
Cheri L. Kinder
/s/ BARRY J. ALPERIN	Director	February 26, 2018
Barry J. Alperin
/s/ NICHOLAS DARAVIRAS	Director	February 26, 2018
Nicholas Daraviras
/s/ STEPHEN P. ELKER	Director	February 26, 2018
Stephen P. Elker
/s/ BRIAN P. FRIEDMAN	Director	February 26, 2018
Brian P. Friedman
/s/ NICHOLAS P. SHEPHERD	Director	February 26, 2018
Nicholas P. Shepherd
/s/ JACK A. SMITH	Director	February 26, 2018
Jack A. Smith
/s/ PAUL E. TWOHIG	Director	February 26, 2018
Paul E. Twohig