Form 10-Q
period 2018-04-01
Fiesta Restaurant Group, Inc.
filed 2018-05-07
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2018, Fiesta Restaurant Group, Inc. had 27,252,222 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED APRIL 1, 2018

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	April 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$3,791	$3,599
Trade receivables	11,011	9,830
Inventories	2,688	2,880
Prepaid rent	—	3,300
Income tax receivable	11,023	11,334
Prepaid expenses and other current assets	8,601	10,105
Total current assets	37,114	41,048
Property and equipment, net	235,038	234,561
Goodwill	123,484	123,484
Deferred income taxes	15,884	17,232
Other assets	7,564	6,988
Total assets	$419,084	$423,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$104	$98
Accounts payable	14,152	20,293
Accrued payroll, related taxes and benefits	11,904	11,776
Accrued real estate taxes	2,612	5,860
Other liabilities	19,619	21,817
Total current liabilities	48,391	59,844
Long-term debt, net of current portion	81,718	76,425
Deferred income—sale-leaseback of real estate	22,564	23,466
Other liabilities	30,114	32,062
Total liabilities	182,787	191,797
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 27,253,103 and 27,086,958 shares, respectively, and outstanding 26,905,630 and 26,847,458 shares, respectively.	269	268
Additional paid-in capital	167,711	166,823
Retained earnings	68,666	64,425
Treasury stock, at cost; 18,406 shares	(349)	—
Total stockholders' equity	236,297	231,516
Total liabilities and stockholders' equity	$419,084	$423,313

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 1, 2018 AND APRIL 2, 2017
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended
Revenues:	April 1, 2018	April 2, 2017
Restaurant sales	$168,833	$174,977
Franchise royalty revenues and fees	651	630
Total revenues	169,484	175,607
Costs and expenses:
Cost of sales	53,565	50,948
Restaurant wages and related expenses (including stock-based compensation expense of $17 and $109, respectively)	46,483	48,132
Restaurant rent expense	8,892	9,862
Other restaurant operating expenses	23,450	24,068
Advertising expense	6,213	7,539
General and administrative (including stock-based compensation expense of $872 and $537, respectively)	14,919	15,698
Depreciation and amortization	8,999	9,186
Pre-opening costs	381	424
Impairment and other lease charges	(662)	32,414
Other expense (income), net	366	454
Total operating expenses	162,606	198,725
Income (loss) from operations	6,878	(23,118)
Interest expense	1,069	584
Income (loss) before income taxes	5,809	(23,702)
Provision for (benefit from) income taxes	1,625	(8,642)
Net income (loss)	$4,184	$(15,060)
Basic net income (loss) per share	$0.15	$(0.56)
Diluted net income (loss) per share	$0.15	$(0.56)
Basic weighted average common shares outstanding	26,874,016	26,774,103
Diluted weighted average common shares outstanding	26,879,831	26,774,103

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED APRIL 1, 2018 AND APRIL 2, 2017
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of Common Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2017	26,755,640	$267	$163,204	$100,704	$—	$264,175
Stock-based compensation	—	—	646	—	—	646
Vesting of restricted shares	31,565	1	—	—	—	1
Cumulative effect of adopting a new accounting standard	—	—	73	(47)	—	26
Net loss	—	—	—	(15,060)	—	(15,060)
Balance at April 2, 2017	26,787,205	$268	$163,923	$85,597	$—	$249,788

Balance at December 31, 2017	26,847,458	$268	$166,823	$64,425	$—	$231,516
Stock-based compensation	—	—	889	—	—	889
Vesting of restricted shares	76,578	1	(1)	—	—	—
Cumulative effect of adopting a new accounting standard (Note 1)	—	—	—	57	—	57
Purchase of treasury stock	(18,406)	—	—	—	(349)	(349)
Net income	—	—	—	4,184	—	4,184
Balance at April 1, 2018	26,905,630	$269	$167,711	$68,666	$(349)	$236,297

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 1, 2018 AND APRIL 2, 2017
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017

Cash flows from operating activities:
Net income (loss)	$4,184	$(15,060)
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	129	838
Stock-based compensation	889	646
Impairment and other lease charges	(662)	32,414
Depreciation and amortization	8,999	9,186
Amortization of deferred financing costs	68	77
Amortization of deferred gains from sale-leaseback transactions	(899)	(901)
Deferred income taxes	1,348	(11,848)
Changes in other operating assets and liabilities	(5,167)	(3,140)
Net cash provided from operating activities	8,889	12,212
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(4,765)	(8,571)
Restaurant remodeling	(333)	(217)
Other restaurant capital expenditures	(5,895)	(1,689)
Corporate and restaurant information systems	(4,175)	(1,197)
Total capital expenditures	(15,168)	(11,674)
Proceeds from disposals of properties	1,813	—
Proceeds from insurance recoveries	180	—
Net cash used in investing activities	(13,175)	(11,674)
Cash flows from financing activities:
Borrowings on revolving credit facility	15,000	5,000
Repayments on revolving credit facility	(10,000)	(2,000)
Principal payments on capital leases	(23)	(22)
Financing costs associated with issuance of debt	(150)	—
Payments to purchase treasury stock	(349)	—
Net cash provided from financing activities	4,478	2,978
Net increase in cash	192	3,516
Cash, beginning of period	3,599	4,196
Cash, end of period	$3,791	$7,712
Supplemental disclosures:
Interest paid on long-term debt	$516	$522
Interest paid on lease financing obligations	—	36
Accruals for capital expenditures	3,428	6,754
Income tax payments (refunds), net	(17)	86
Capital lease obligations incurred	322	—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At April 1, 2018, the Company owned and operated 146 Pollo Tropical® restaurants and 166 Taco Cabana® restaurants. The Pollo Tropical restaurants included 137 located in Florida and 9 located in Georgia. All of the Taco Cabana restaurants are located in Texas. At April 1, 2018, the Company franchised a total of 31 Pollo Tropical restaurants and seven Taco Cabana restaurants. The franchised Pollo Tropical restaurants included 17 in Puerto Rico, four in Panama, two in Guyana, one in the Bahamas, one in Venezuela, and six on college campuses and at a hospital in Florida. The franchised Taco Cabana restaurants included five in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 31, 2017 contained 52 weeks. The three months ended April 1, 2018 and April 2, 2017 each contained thirteen weeks. The fiscal year ending December 30, 2018 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three months ended April 1, 2018 and April 2, 2017 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended April 1, 2018 and April 2, 2017 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The December 31, 2017 balance sheet data is derived from those audited financial statements.
Reclassification. Write-offs of site development costs were reclassified from general and administrative expense to other expense (income), net in the condensed consolidated statement of operations to conform with the current year presentation.
Guidance Adopted in 2018. In May 2014, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the guidance in former Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted this new accounting standard and all the related amendments as of January 1, 2018 using the modified retrospective method, and recognized a total cumulative effect adjustment to increase retained earnings by less than $0.1 million, which consisted of a $0.3 million increase related to gift card breakage and a $0.3 million decrease related to initial franchise and area development fees, as a result of adopting the standard. The new standard did not impact the Company’s recognition of revenue from Company-owned and operated restaurants or its recognition of sale-based royalties from restaurants operated by franchisees. The comparative period information has not been restated and continues to be reported under the accounting standard in effect for those periods. When compared to the previous accounting policies, the impact of adopting the new standard was immaterial to current and long-term other liabilities and retained earnings at January 1, 2018 and to net income for the three months ended April 1, 2018. The adoption of the new standard had no impact on our consolidated statements of cash flows.
Revenue Recognition. Revenue is recognized upon transfer of promised products or services to customers in an amount that reflects the consideration the Company received in exchange for those products or services. Revenues from the Company's owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues are based on a percent of gross sales and are recorded as income when earned. Initial franchise fees and area development fees associated with new franchise agreements are not distinct from the continuing rights and services offered by the Company during the term of the related franchise agreements and are recognized as income over the term of the related franchise agreements. A portion of the

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

initial franchise fee is allocated to training services and is recognized as revenue when the Company completes the training services. Prior to adopting Topic 606, the Company recognized initial franchise fees as revenue in the period that a franchised location opened for business. See Note 6 - Business Segment Information.
Gift cards. The Company sells gift cards to its customers in its restaurants and through select third parties. The Company recognizes revenue from gift cards upon redemption by the customer. For unredeemed gift cards that the Company expects to be entitled to breakage, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The gift cards have no stated expiration dates. Revenues from unredeemed gift cards and gift card liabilities, which are recorded in other current liabilities, are not material to the Company's financial statements. Prior to adopting Topic 606, the Company did not recognize breakage on its gift cards.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $79.7 million at April 1, 2018, and $75.0 million at December 31, 2017. The carrying value of the Company's senior credit facility was $80.0 million at April 1, 2018 and $75.0 million at December 31, 2017.

Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. See Note 3 - Impairment of Long-Lived Assets.
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
2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	April 1, 2018	December 31, 2017
Prepaid contract expenses	$3,851	$3,681
Assets held for sale(1)	1,005	2,705
Other	3,745	3,719
	$8,601	$10,105

(1) One closed Pollo Tropical restaurant property owned by the Company that was classified as held for sale as of December 31, 2017 was sold in January 2018 for $1.8 million.
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

A summary of impairment on long-lived assets and other lease charges (recoveries) recorded by segment is as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
Pollo Tropical	$(541)	$32,071
Taco Cabana	(121)	343
	$(662)	$32,414

Impairment and other lease charges for the three months ended April 1, 2018 primarily consist of a $(0.6) million and a $(0.1) million net benefit related to lease charge recoveries for Pollo Tropical and Taco Cabana, respectively, due primarily to a lease termination, a lease assignment, subleases and other adjustments to estimates of future lease costs.
In conjunction with the Strategic Renewal Plan to drive long-term shareholder value creation, the Company recognized impairment charges of $32.0 million in the first quarter of 2017 primarily related to 30 Pollo Tropical restaurants that were subsequently closed during the second quarter of 2017, seven of which were initially impaired in 2016. In the first quarter of 2017, the Company also recognized impairment charges of $0.3 million with respect to three underperforming Taco Cabana restaurants.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company’s history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the three months ended April 2, 2017 totaled $15.2 million, which primarily consisted of leasehold improvements related to Pollo Tropical restaurants that will be rebranded as Taco Cabana restaurants and the estimated fair value of owned properties.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

4. Other Liabilities
Other liabilities, current, consist of the following:

	April 1, 2018	December 31, 2017
Accrued workers' compensation and general liability claims	$5,425	$5,083
Sales and property taxes	1,617	2,279
Accrued occupancy costs	6,896	7,813
Other	5,681	6,642
	$19,619	$21,817

Other liabilities, long-term, consist of the following:

	April 1, 2018	December 31, 2017
Accrued occupancy costs	$19,218	$20,985
Deferred compensation	794	1,029
Accrued workers’ compensation and general liability claims	6,102	6,102
Other	4,000	3,946
	$30,114	$32,062

Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-restaurant reserve, of which $3.2 million and $5.3 million are included in long-term accrued occupancy costs at April 1, 2018 and December 31, 2017, respectively, with the remainder in current accrued occupancy costs.

	Three Months Ended April 1, 2018	Year Ended December 31, 2017
Balance, beginning of period	$12,994	$4,912
Provisions for restaurant closures	—	8,767
Additional lease charges (recoveries), net	(720)	(1,301)
Payments, net	(2,456)	(5,528)
Other adjustments(1)	189	6,144
Balance, end of period	$10,007	$12,994

(1) For the year ended December 31, 2017, includes the transfer of accruals to expense operating lease payments on a straight-line basis.

5. Stockholders' Equity

Purchase of treasury stock

On February 26, 2018, the Company announced that its board of directors approved a share repurchase program for up to 1.5 million shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 18,406 shares of its common stock under the program in open market transactions during the three months ended April 1, 2018 for $0.3 million. The repurchased shares are held as treasury stock at cost.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Stock-based Compensation

During the three months ended April 1, 2018, the Company granted certain employees a total of 153,769 non-vested restricted shares under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). The shares granted generally vest and become non-forfeitable over a four year vesting period. The weighted average fair value at grant date for these non-vested shares issued during the three months ended April 1, 2018 was $18.70. In addition, the Company granted a non-employee food and beverage consultant 8,022 non-vested restricted shares under the Plan. These shares vest and become non-forfeitable over a three year vesting period.

During the three months ended April 2, 2017, the Company granted certain employees and a non-employee director a total of 187,342 non-vested restricted shares under the Fiesta Plan. The shares granted generally vest and become non-forfeitable over a four year vesting period, or for the grant to the non-employee director, over a five year vesting period. The weighted average fair value at grant date for these non-vested shares issued during the three months ended April 2, 2017 was $20.75.
During the three months ended April 1, 2018, the Company granted certain executives a total of 112,169 restricted stock units under the Fiesta Plan, which vest in three tranches over a three year vesting period subject to continued service and attainment of specified share prices of the Company's common stock during 20 consecutive trading days at any point during each year. Each tranche vests by the end of a one year period if the specified target stock price condition for that year is met. If the specified target stock price condition for any tranche is not met for the year, the cumulative unearned units will be rolled over to subsequent tranches on a pro rata basis. The number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 112,169 shares, if the service and market performance conditions are met in the third year. The weighted average fair value at grant date for these restricted stock units was 6.96.
During the three months ended April 2, 2017, the Company granted certain employees a total of 11,745 restricted stock units under the Fiesta Plan. The restricted stock units granted during the three months ended April 2, 2017 vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value at grant date for these restricted stock units issued to employees during the three months ended April 2, 2017 was $20.75.
Stock-based compensation expense for the three months ended April 1, 2018 and April 2, 2017 was $0.9 million and $0.6 million, respectively. At April 1, 2018, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $7.6 million. At April 1, 2018, the remaining weighted average vesting period for non-vested restricted shares was 3.1 years and restricted stock units was 1.8 years.
A summary of all employee (and non-employee director) non-vested restricted shares and restricted stock units activity for the three months ended April 1, 2018 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	239,500	$24.81	143,946	$23.11
Granted	153,769	18.70	112,169	6.96
Vested/Released	(67,057)	27.83	(9,722)	45.19
Forfeited	(5,167)	33.87	(10,641)	59.45
Outstanding at April 1, 2018	321,045	$20.75	235,752	$12.88

The fair value of the restricted stock units subject to market performance conditions was estimated using the Monte Carlo simulation method. The fair value of the non-vested restricted shares and all other restricted stock units is based on the closing price on the date of grant.
6. Business Segment Information
The Company owns, operates and franchises two restaurant brands, Pollo Tropical® and Taco Cabana®, each of which is an operating segment. Pollo Tropical restaurants feature citrus marinated chicken and other freshly prepared tropical inspired menu items, while Taco Cabana restaurants specialize in Mexican inspired food.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Each segment's accounting policies are described in the summary of significant accounting policies in Note 1 to the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company's restaurants as set forth in the reconciliation table below.
The “Other” column includes corporate-related items not allocated to reportable segments and consists primarily of corporate-owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts and a current income tax receivable.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
April 1, 2018:
Restaurant sales	$94,478	$74,355	$—	$168,833
Franchise revenue	464	187	—	651
Cost of sales	31,015	22,550	—	53,565
Restaurant wages and related expenses(1)	22,156	24,327	—	46,483
Restaurant rent expense	4,297	4,595	—	8,892
Other restaurant operating expenses	12,115	11,335	—	23,450
Advertising expense	3,316	2,897	—	6,213
General and administrative expense(2)	8,042	6,877	—	14,919
Adjusted EBITDA	14,447	2,511	—	16,958
Depreciation and amortization	5,316	3,683	—	8,999
Capital expenditures	8,173	6,911	84	15,168
April 2, 2017:
Restaurant sales	$99,310	$75,667	$—	$174,977
Franchise revenue	449	181	—	630
Cost of sales	29,947	21,001	—	50,948
Restaurant wages and related expenses(1)	24,046	24,086	—	48,132
Restaurant rent expense	5,375	4,487	—	9,862
Other restaurant operating expenses	13,389	10,679	—	24,068
Advertising expense	4,325	3,214	—	7,539
General and administrative expense(2)	8,841	6,857	—	15,698
Adjusted EBITDA	14,722	6,494	—	21,216
Depreciation and amortization	6,083	3,103	—	9,186
Capital expenditures	8,663	2,696	315	11,674
Identifiable Assets:
April 1, 2018	$223,114	$169,560	$26,410	$419,084
December 31, 2017	227,194	167,237	28,882	423,313

(1) Includes stock-based compensation expense of $17 and $109 for the three months ended April 1, 2018 and April 2, 2017, respectively.
(2) Includes stock-based compensation expense of $872 and $537 for the three months ended April 1, 2018 and April 2, 2017, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Taco Cabana	Consolidated
April 1, 2018:
Net income			$4,184
Provision for income taxes			1,625
Income (loss) before taxes	$8,128	$(2,319)	$5,809
Add
Non-general and administrative expense adjustments
Depreciation and amortization	5,316	3,683	8,999
Impairment and other lease charges	(541)	(121)	(662)
Interest expense	528	541	1,069
Other expense (income), net	346	20	366
Stock-based compensation expense in restaurant wages	5	12	17
Total Non-general and administrative expense adjustments	5,654	4,135	9,789
General and administrative expense adjustments
Stock-based compensation expense	467	405	872
Plan restructuring costs and retention bonuses	198	290	488
Total General and administrative expense adjustments	665	695	1,360
Adjusted EBITDA	$14,447	$2,511	$16,958

April 2, 2017:
Net loss			$(15,060)
Benefit from income taxes			(8,642)
Income (loss) before taxes	$(25,096)	$1,394	$(23,702)
Add
Non-general and administrative expense adjustments
Depreciation and amortization	6,083	3,103	9,186
Impairment and other lease charges	32,071	343	32,414
Interest expense	249	335	584
Other expense (income), net	197	257	454
Stock-based compensation expense in restaurant wages	45	64	109
Unused pre-production costs in advertising expense	322	—	322
Total Non-general and administrative expense adjustments	38,967	4,102	43,069
General and administrative expense adjustments
Stock-based compensation expense	315	222	537
Terminated capital project	477	359	836
Board and shareholder matter costs	458	346	804
Plan restructuring costs and retention bonuses	74	71	145
Legal settlements and related costs	(473)	—	(473)
Total General and administrative expense adjustments	851	998	1,849
Adjusted EBITDA	$14,722	$6,494	$21,216

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
Weighted average outstanding restricted stock units totaling 1,061 shares were not included in the computation of diluted earnings per share for the three months ended April 1, 2018 because including them would have been antidilutive. For the three months ended April 2, 2017, all restricted stock units outstanding were excluded from the computation of diluted earnings per share because including them would have been antidilutive as a result of the net loss in this period.
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
Basic and diluted net income (loss) per share:
Net income (loss)	$4,184	$(15,060)
Less: income allocated to participating securities	40	—
Net income (loss) available to common shareholders	$4,144	$(15,060)
Weighted average common shares, basic	26,874,016	26,774,103
Restricted stock units	5,815	—
Weighted average common shares, diluted	26,879,831	26,774,103

Basic net income (loss) per share	$0.15	$(0.56)
Diluted net income (loss) per share	$0.15	$(0.56)

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

The maximum potential liability for future rental payments that the Company could be required to make under these leases at April 1, 2018 was $3.9 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.

Legal Matters. On November 24, 2015, Pollo Tropical received a legal demand letter alleging that assistant managers were misclassified as exempt from overtime wages under the Fair Labor Standards Act. On September 30, 2016, prior to any suit being

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

filed, Pollo Tropical reached a settlement with seven named individuals and a proposed collective action class that will allow current and former assistant managers to receive notice and opt-in to the settlement. Pollo Tropical denies any liability or unlawful conduct. The settlement was approved by a Florida state judge on December 27, 2017 which resulted in dismissal with prejudice for the named individuals and all individuals that opt-in to the settlement. The deadline to respond to a notice and opt-in to the settlement was May 1, 2018. After that date, the class administrator will calculate the total amount due by Pollo Tropical. The Company has reserved $0.8 million to cover the estimated costs related to the settlement and does not expect the total settlement costs to exceed this amount.

The Company is also a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.

Contingency Related to Insurance Recoveries. During the third quarter of 2017, Pollo Tropical and Taco Cabana restaurants were negatively affected by Hurricanes Harvey and Irma (the "Hurricanes"). In 2017, the Company recorded expected insurance proceeds of $0.7 million and $0.4 million for Pollo Tropical and Taco Cabana, respectively, for lost inventory, idle time wages paid to hourly employees and property damages due to the Hurricanes. The Company expects to record additional insurance proceeds in the periods when additional information is available or, for business interruption coverage for lost profit, at the time of final settlement or when proceeds are received.

9. Income Taxes
Tax Law Changes. On December 22, 2017, the Tax Cuts and Jobs Act (the "Act"), which includes a provision that reduces the federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, was signed into law. In accordance with generally accepted accounting principles, the enactment of this new tax legislation required the Company to revalue its net deferred income tax assets at the new corporate statutory rate of 21.0% as of the enactment date, which resulted in a one-time adjustment to its deferred income taxes of $9.0 million with a corresponding increase to the provision for income taxes as a discrete item during the fourth quarter of 2017.
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impact of the Act, that, in effect, allows entities to use a methodology similar to the measurement period in a business combination. Pursuant to the disclosure provisions of SAB 118, the Company continues to evaluate the impact of the Act on various matters. The actual impact of the Act on the Company may differ from the provisional amounts recognized based on its reasonable estimates due to, among other things, changes in assumptions made in the Company's interpretation of the Act, guidance related to application of the Act that may be issued in the future, and actions that the Company may take as a result of the expected impact of the Act. The Company will adjust the amounts recognized related to the Act if more information becomes available. The Company did not make any measurement period adjustments related to the Act in the first quarter of 2018 and expects to complete its analysis with the filing of its 2017 income tax returns in 2018.

10. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required with an option to use certain practical expedients. The new guidance is required to be applied at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact on its financial statements. Although the impact is not currently estimable, the Company expects to recognize lease assets and lease liabilities for most of the leases it currently accounts for as operating leases. In addition, the Company will be required to record an initial adjustment to retained earnings associated with previously deferred gains on sale-leaseback transactions, and for any future sale-leaseback transactions, the gain, adjusted for any off-market terms, will be recorded immediately. Currently the Company amortizes sale-leaseback gains over the lease term. The Company is continuing its assessment and may identify other impacts.

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 31, 2017 contained 52 weeks. The three months ended April 1, 2018 and April 2, 2017 each contained thirteen weeks. The fiscal year ending December 30, 2018 will contain 52 weeks.
Company Overview

We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which have almost 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature 24-hour citrus marinated No Antibiotics Ever (NAE) chicken, offered grilled or lightly battered and fried, and other freshly prepared tropical inspired menu items, while our Taco Cabana restaurants specialize in Mexican inspired food. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of April 1, 2018, our restaurants included 146 Pollo Tropical restaurants and 166 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of April 1, 2018, we had 25 franchised Pollo Tropical restaurants located in Puerto Rico, the Bahamas, Panama, Venezuela and Guyana, and six licensed locations on college campuses and at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of April 1, 2018, we had five franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.

Recent Events Affecting our Results of Operations
Strategic Renewal Plan (the"Plan")
On February 27, 2017, we announced the appointment of Richard C. Stockinger as Chief Executive Officer and President of the Company, effective February 28, 2017. Shortly thereafter, we developed and began implementing the Plan designed to significantly improve our core business model and drive long term shareholder value creation, consisting of the following: 1) revitalizing restaurant performance in core markets; 2) managing capital and financial discipline; 3) establishing platforms for long term growth; and 4) optimizing each brands' restaurant portfolio. Implementation of the Plan will continue in 2018, building on a number of foundational accomplishments in 2017, which we believe is positively impacting the operational and financial trajectory of the Company.
Industry Conditions
The fast-casual restaurant industry experienced a general slowdown in 2017 that continued into 2018, especially in Florida and Texas. According to data reported by TDn2K's Black Box Intelligence, comparable restaurant transactions in the first quarter of 2018 in the fast-casual segment declined 110 bps and 430 bps in Florida and Texas, respectively, from the first quarter of 2017. We believe the challenging market and industry conditions in Florida and Texas contributed to a decline in comparable restaurant transactions in the first quarter of 2018.
Executive Summary - Consolidated Operating Performance for the Three Months Ended April 1, 2018
Our first quarter 2018 results and highlights include the following:

•
We recognized net income of $4.2 million in the first quarter of 2018, or $0.15 per diluted share, compared to a net loss of $(15.1) million, or $(0.56) per diluted share in the first quarter of 2017, due primarily to a net benefit of $(0.7) million in impairment and other lease charges in the first quarter of 2018 compared to impairment and other lease charges of $32.4 million in the first quarter of 2017. In addition, lower advertising expenses at both brands, higher comparable restaurant sales at Pollo Tropical and the impact of closing underperforming Pollo Tropical restaurants in 2017 positively contributed to the increase in net income in the first quarter of 2018. These positive contributions were partially offset by the negative impact of lower comparable restaurant sales at Taco Cabana and higher cost of sales and repairs and maintenance costs at both brands in part attributable to the initiatives under the Plan to improve the guest experience.

•
Total revenues decreased 3.5% in the first quarter of 2018 to $169.5 million compared to $175.6 million in the first quarter of 2017, driven primarily by the impact of closing 46 underperforming restaurants during the last three quarters of 2017. Comparable restaurant sales increased 1.1% for our Pollo Tropical restaurants resulting primarily from an increase in average check of 3.4% partially offset by a decrease in comparable restaurant transactions of 2.3%. Comparable restaurant sales decreased 1.7% for our Taco Cabana restaurants resulting primarily from a decrease in comparable restaurant transactions of 11.3% partially offset by an increase in average check of 9.6%.

•
Consolidated Adjusted EBITDA decreased $4.3 million in the first quarter of 2018 to $17.0 million compared to $21.2 million in the first quarter of 2017, driven primarily by higher costs associated with the Plan to improve the guest experience, and lower comparable restaurant sales at Taco Cabana, partially offset by higher comparable restaurant sales at Pollo Tropical combined with the impact of closing underperforming restaurants in 2017 and lower advertising expenses. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures".

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

December 31, 2017	146	31	177	166	7	173
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—
April 1, 2018	146	31	177	166	7	173

January 1, 2017	177	35	212	166	7	173
New	3	2	5	1	—	1
Closed	—	(3)	(3)	—	—	—
April 2, 2017	180	34	214	167	7	174

Three Months Ended April 1, 2018 Compared to Three Months Ended April 2, 2017
The following table sets forth, for the three months ended April 1, 2018 and April 2, 2017, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales:

	Three Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					56.0%	56.8%
Taco Cabana					44.0%	43.2%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	32.8%	30.2%	30.3%	27.8%	31.7%	29.1%
Restaurant wages and related expenses	23.5%	24.2%	32.7%	31.8%	27.5%	27.5%
Restaurant rent expense	4.5%	5.4%	6.2%	5.9%	5.3%	5.6%
Other restaurant operating expenses	12.8%	13.5%	15.2%	14.1%	13.9%	13.8%
Advertising expense	3.5%	4.4%	3.9%	4.2%	3.7%	4.3%
Pre-opening costs	0.2%	0.3%	0.2%	0.1%	0.2%	0.2%
Consolidated Revenues. Revenues include restaurant sales and franchise royalty revenues and fees. Restaurant sales consists of food and beverage sales, net of discounts, at our company-owned restaurants. Franchise royalty revenues and fees represent ongoing royalty payments that are determined based on a percentage of franchisee sales and the amortization of initial franchise fees and area development fees associated with the opening of new franchised restaurants. Restaurant sales are influenced by new restaurant openings, closures of restaurants and changes in comparable restaurant sales.
Total revenues decreased 3.5% to $169.5 million in the first quarter of 2018 from $175.6 million in the first quarter of 2017. Restaurant sales decreased 3.5% to $168.8 million in the first quarter of 2018 from $175.0 million in the first quarter of 2017.

The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana for the first quarter of 2018 compared to the first quarter of 2017 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$0.9
Decrease in sales related to closed restaurants, net of new restaurants	(5.7)
Total decrease	$(4.8)

Taco Cabana:
Decrease in comparable restaurant sales	$(1.2)
Decrease in sales related to closed restaurants, net of new restaurants	(0.1)
Total decrease	$(1.3)
Comparable restaurant sales for Pollo Tropical restaurants increased 1.1% in the first quarter of 2018. Comparable restaurant sales for Taco Cabana restaurants decreased 1.7% in the first quarter of 2018. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. The increase in average check is primarily driven by menu price increases.
For Pollo Tropical, average check increased 3.4% driven primarily by menu price increases of 3.1%, partially offset by a decrease in comparable restaurant transactions of 2.3% in the first quarter of 2018. Comparable restaurant sales for Pollo Tropical were negatively impacted by approximately 0.4% related to a fiscal calendar shift of New Year's Day and Easter in the first quarter of 2018 compared to the first quarter of 2017.
For Taco Cabana, comparable restaurant transactions decreased 11.3%, partially offset by an increase of 9.6% in average check in the first quarter of 2018. We eliminated deep discounting in connection with the repositioning of the brand as part of the Plan, which negatively impacted comparable restaurant transactions. The increase in average check was driven primarily by menu price increases of 6.8% as well as a change in sales mix, higher priced promotions and new menu items related to the repositioning of the brand. Comparable restaurant sales for Taco Cabana were negatively impacted by approximately 0.4% related to a fiscal calendar shift of New Year's Day and Easter in the first quarter of 2018 compared to the first quarter of 2017. In addition, Taco Cabana's comparable restaurant sales were negatively impacted by approximately 1.6% related to reduced overnight operating hours beginning in the last quarter of 2017.
Franchise revenues remained relatively stable and increased to $0.7 million in the first quarter of 2018 from $0.6 million in the first quarter of 2017.
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
Advertising expense includes all promotional expenses including television, radio, billboards and other sponsorships, promotional activities and agency fees.
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
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the first quarter of 2018 compared to the first quarter of 2017. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Menu offering improvement costs related to the Plan	2.4%
Operating inefficiency	0.5%
Higher commodity costs	0.1%
Sales mix	0.4%
Menu price increases	(1.0)%
Other	0.2%
Net increase in cost of sales as a percentage of restaurant sales	2.6%

Restaurant wages and related expenses:
Lower labor costs due to restaurant closures, net of new restaurants	(2.0)%
Lower incentives bonus costs(1)	(0.3)%
Higher labor costs for comparable restaurants(2)(3)	1.6%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.7)%

Other operating expenses:
Lower real estate taxes(4)	(0.5)%
Lower utilities expenses(4)	(0.2)%
Higher repairs and maintenance costs(2)	0.3%
Other(4)	(0.3)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.7)%

Advertising expense:
Reduced advertising(4)(5)	(0.9)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.9)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
(1) Incentive bonus costs in the first quarter of 2017 included the impact of a one-time revised bonus plan.
(2) Includes costs related to the Plan.
(3) Includes the impact of higher wage rates.
(4) Includes the impact of restaurant closures in the last three quarters of 2017.
(5) Advertising expenses in the first quarter of 2017 included the impact of a one-time write-off of unused pre-production costs.

Taco Cabana:
Cost of sales:
Menu offering improvement costs related to the Plan	3.3%
Higher commodity costs	1.0%
Operating inefficiency	0.7%
Sales mix	0.5%
Menu price increases	(2.1)%
Lower promotions and discounts	(1.3)%
Other	0.4%
Net increase in cost of sales as a percentage of restaurant sales	2.5%

Restaurant wages and related expenses:
Higher medical benefit costs	0.8%
Higher labor costs(1)(3)	0.3%
Lower incentive bonus costs(2)	(0.2)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.9%

Other operating expenses:
Higher repairs and maintenance costs(3)	0.6%
Higher operating supplies	0.2%
Other	0.3%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.1%

Advertising expense:
Reduced advertising	(0.3)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.3)%

Pre-opening costs:
Timing of restaurant openings	0.1%
Net increase in pre-opening costs as a percentage of restaurant sales	0.1%
(1) Includes the impact of higher wage rates and an increase in overtime hours.
(2) Incentive bonus costs in the first quarter of 2017 included the impact of a one-time revised bonus plan.
(3) Includes costs related to the Plan.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.3% in the first quarter of 2018 from 5.6% in the first quarter of 2017 primarily due to the closure of underperforming restaurants, which generally had higher rent and lower sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $14.9 million in the first quarter of 2018 and $15.7 million in the first quarter of 2017 and, as a percentage of total revenues, general and administrative expenses decreased to 8.8% in the first quarter of 2018 compared to 8.9% in the first quarter of 2017 due primarily to costs related to shareholder activism matters, Chief Executive Officer and board member searches and terminated capital projects in the first quarter of 2017, partially offset by higher stock-based compensation costs related to new executives and the timing of stock-based compensation grants and higher Plan restructuring costs in the first quarter of 2018. General and administrative expense for the first quarter of 2018 included $0.5 million related to Plan restructuring costs and retention bonuses. General and administrative expenses in the first quarter of 2017 included $0.8 million in board and shareholder matter costs primarily related to shareholder activism matters and Chief Executive Officer and board member searches and $0.8 million in charges for terminated capital projects, partially offset by a benefit of $(0.5) million related to litigation matters.
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
Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction, and other administrative functions. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Adjusted EBITDA for Pollo Tropical decreased to $14.4 million in the first quarter of 2018 from $14.7 million in the first quarter of 2017 due primarily to the impact of an increase in cost of sales as a percentage of sales and higher repairs and maintenance costs primarily driven by the initiatives under the Plan to improve the guest experience, partially offset by higher comparable restaurant sales, lower advertising costs and the impact of closing unprofitable restaurants in 2017. Adjusted EBITDA for Taco Cabana decreased to $2.5 million in the first quarter of 2018 from $6.5 million in the first quarter of 2017 due primarily to the impact of lower comparable restaurant sales, higher cost of sales as a percentage of sales and repairs and maintenance costs primarily driven by the initiatives under the Plan, and higher restaurant wages and related expenses, partially offset by lower advertising costs. Consolidated Adjusted EBITDA decreased to $17.0 million in the first quarter of 2018 from $21.2 million in the first quarter of 2017.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $21.6 million in the first quarter of 2018 from $22.6 million in the first quarter of 2017 due primarily to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $8.7 million in the first quarter of 2018 from $12.3 million in the first quarter of 2017 as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Depreciation and Amortization. Depreciation and amortization expense decreased to $9.0 million in the first quarter of 2018 from $9.2 million in the first quarter of 2017 due primarily to a decrease in depreciation as a result of impairing closed restaurant assets, partially offset by increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $(0.7) million in the first quarter of 2018 from $32.4 million in the first quarter of 2017.
Impairment and other lease charges in the first quarter of 2018 primarily consisted of a $(0.6) million and a $(0.1) million net benefit related to lease charge recoveries for Pollo Tropical and Taco Cabana, respectively, due primarily to a lease termination, a lease assignment, subleases and other adjustments to estimates of future lease costs. Impairment and other lease charges in the first quarter of 2017 included impairment charges of $32.0 million primarily related to 30 Pollo Tropical restaurants that were subsequently closed in the second quarter of 2017, seven of which were initially impaired in 2016. We also recognized an impairment charge of $0.3 million with respect to three underperforming Taco Cabana restaurants in the first quarter of 2017.
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
For five Pollo Tropical restaurants and three Taco Cabana restaurants with combined carrying values of $4.8 million and $1.4 million, respectively, projected cash flows were not substantially in excess of their carrying values. In addition, one Pollo Tropical restaurant with a carrying value of $1.7 million and one Taco Cabana restaurant with a carrying value of $1.5 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
We continue to own and operate 137 Pollo Tropical restaurants in Florida and nine Pollo Tropical restaurants in Georgia, one of which was impaired in 2017, and continue to focus on revitalizing our core markets and brand repositioning outside of our core markets in Florida. Our long-term strategy is focused on profitably building our base business, growing new distribution channels, including delivery, catering, licensed and franchised locations, and new restaurants. We believe opportunities at both brands are being addressed as part of the Plan. Although we expect and have projected higher sales growth driven by the Plan for Pollo Tropical restaurants in Georgia compared to more mature markets, we may record an impairment charge in future periods for some of these restaurants, which have a combined carrying value of $11.5 million, if their performance does not improve as projected.
Other Expense (Income), Net. Other expense (income), net was $0.4 million in the first quarter of 2018 and primarily consisted of $0.3 million in costs for the removal, transfer and storage of equipment from closed restaurants and $0.2 million in the write-off of site costs primarily related to a location that we decided not to develop, partially offset by a gain of $0.1 million on the sale of a closed Pollo Tropical restaurant in the first quarter of 2018. Other expense of $0.5 million in the first quarter of 2017 primarily consisted of the write-off of site costs related to locations that we decided not to develop and costs for the removal of signs and equipment related to closed Pollo Tropical restaurants.
Interest Expense. Interest expense increased to $1.1 million in the first quarter of 2018 from $0.6 million in the first quarter of 2017 due to higher interest rates and a higher borrowing level under our revolving credit facility.
Provision for (Benefit from) Income Taxes. The effective tax rate was 28.0% for the first quarter of 2018 and 36.5% for the first quarter of 2017. The provision for income taxes for the first quarter of 2018 was derived using an estimated annual effective tax rate of 24.4%, which excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million. The benefit from income taxes for the first quarter of 2017 was derived using an estimated effective annual income tax rate, excluding the discrete impact of a tax deficiency from the vesting of restricted shares and the tax benefit resulting from impairment and other lease charges of $0.1 million and $11.8 million, respectively, of 35.6%.
Net Income (Loss). As a result of the foregoing, we had net income of $4.2 million in the first quarter of 2018 compared to a net loss of $(15.1) million in the first quarter of 2017.
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
Operating Activities. Net cash provided by operating activities in the first three months of 2018 and 2017 was $8.9 million and $12.2 million, respectively. The decrease in net cash provided by operating activities in the three months ended April 1, 2018 was primarily driven by the decrease in Adjusted EBITDA and the timing of payments.
Investing Activities. Net cash used in investing activities in the first three months of 2018 and 2017 was $13.2 million and $11.7 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended April 1, 2018:
New restaurant development	$3,171	$1,594	$—	$4,765
Restaurant remodeling	150	183	—	333
Other restaurant capital expenditures(1)	3,289	2,606	—	5,895
Corporate and restaurant information systems	1,563	2,528	84	4,175
Total capital expenditures	$8,173	$6,911	$84	$15,168
Number of new restaurant openings	—	—	—	—
Three Months Ended April 2, 2017:
New restaurant development	$6,719	$1,852	$—	$8,571
Restaurant remodeling	212	5	—	217
Other restaurant capital expenditures(1)	896	793	—	1,689
Corporate and restaurant information systems	836	46	315	1,197
Total capital expenditures	$8,663	$2,696	$315	$11,674
Number of new restaurant openings	3	1		4
(1)Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended April 1, 2018 and April 2, 2017, total restaurant repair and maintenance expenses were approximately $5.3 million and $4.7 million, respectively.
Cash used in investing activities in the first three months of 2018 included net proceeds from the sale of a closed Pollo Tropical restaurant property of $1.8 million and property damage insurance proceeds received related to a Taco Cabana restaurant that was temporarily closed due to a fire of $0.2 million.
In 2018, we expect to open seven to eight new Company-owned Pollo Tropical restaurants in Florida and seven to eight new Company-owned Taco Cabana restaurants in Texas, including five closed Pollo Tropical restaurants that will be converted to Taco Cabana restaurants. Total capital expenditures in 2018 are expected to be $60.0 million to $70.0 million including $22.0 million to $25.0 million for the development of new restaurants.
Financing Activities. Net cash provided by financing activities in the first three months of 2018 was $4.5 million and included net revolving credit borrowings under our senior credit facility of $5.0 million partially offset by $0.3 million in payments to purchase treasury stock. Net cash provided by financing activities in the first three months of 2017 included net revolving credit borrowings under our senior credit facility of $3.0 million.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including up to $15 million available for letters of credit) and matures on November 30, 2022. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On April 1, 2018, there were $80.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio
(with a margin of 1.50% as of April 1, 2018), or
2) the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.50% as of April 1, 2018).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.35%, based on our Adjusted Leverage Ratio, (with a margin of 0.35% as of April 1, 2018) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.

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
The outstanding borrowings under the senior credit facility are prepayable subject to breakage costs as defined in the senior credit facility agreement. The senior credit facility requires us to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting our and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests (subject to certain exceptions), (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change our business. In addition, the senior credit facility will require us to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined under the senior credit facility).
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
As of April 1, 2018, we were in compliance with the covenants under our senior credit facility. After reserving $4.9 million for letters of credit issued under the senior credit facility, $65.1 million was available for borrowing under the senior credit facility at April 1, 2018.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties.
There have been no significant changes outside the ordinary course of business to our contractual obligations since December 31, 2017. Information regarding our contractual obligations is included under "Contractual Obligations" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Basis of Presentation” footnote in the notes to our consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the three months ended April 1, 2018.

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
The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. See Note 6 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Management believes that Consolidated Adjusted EBITDA and Restaurant-Level Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of net income (loss) to Consolidated Adjusted EBITDA and Restaurant-Level Adjusted EBITDA (i) provide useful information about our operating performance and period-over-period changes, (ii) provide additional information that is useful for evaluating the operating performance of our business and (iii) permit investors to gain an understanding of the factors and trends affecting our ongoing earnings, from which capital investments are made and debt is serviced. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. Also these measures may not be comparable to similarly titled captions of other companies.
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

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA follows (in thousands):

	Three Months Ended
	April 1, 2018	April 2, 2017

Net income (loss)	$4,184	$(15,060)
Provision for (benefit from) income taxes	1,625	(8,642)
Income (loss) before taxes	5,809	(23,702)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	8,999	9,186
Impairment and other lease charges	(662)	32,414
Interest expense	1,069	584
Other expense (income), net	366	454
Stock-based compensation expense in restaurant wages	17	109
Unused pre-production costs in advertising expense(1)	—	322
Total Non-general and administrative expense adjustments	9,789	43,069
General and administrative expense adjustments:
Stock-based compensation expense	872	537
Terminated capital project(2)	—	836
Board and shareholder matter costs(3)	—	804
Plan restructuring costs and retention bonuses(4)	488	145
Legal settlements and related costs(5)	—	(473)
Total General and administrative expense adjustments	1,360	1,849
Consolidated Adjusted EBITDA:	$16,958	$21,216
(1)Unused pre-production costs for the three months ended April 2, 2017, include costs for advertising pre-production that were not used.
(2)Terminated capital project costs for the three months ended April 2, 2017, include costs related to the write-off of a capital project that was terminated in the first quarter of 2017.
(3)Board and shareholder matter costs for the three months ended April 2, 2017, include fees related to shareholder activism and CEO and board member searches.
(4)Plan restructuring costs and retention bonuses for the three months ended April 1, 2018 and April 2, 2017, include severance related to the Plan and reduction in force and bonuses paid to certain employees for retention purposes.
(5)Legal settlements and related costs for the three months ended April 2, 2017, include benefits related to litigation matters.

A reconciliation from Adjusted EBITDA to Restaurant-Level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Taco Cabana
April 1, 2018:
Adjusted EBITDA	$14,447	$2,511
Restaurant-Level Adjustments:
Add: Pre-opening costs	224	157
Add: Other general and administrative expense(1)	7,377	6,182
Less: Franchise royalty revenue and fees	464	187
Restaurant-Level Adjusted EBITDA:	$21,584	$8,663

April 2, 2017:
Adjusted EBITDA	$14,722	$6,494
Restaurant-Level Adjustments:
Add: Pre-opening costs	332	92
Add: Other general and administrative expense(1)	7,990	5,859
Less: Franchise royalty revenue and fees	449	181
Restaurant-Level Adjusted EBITDA:	$22,595	$12,264
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
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2017 with respect to our market risk sensitive instruments.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2018.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the first quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

On November 24, 2015, Pollo Tropical received a legal demand letter alleging that assistant managers were misclassified as exempt from overtime wages under the Fair Labor Standards Act. On September 30, 2016, prior to any suit being filed, Pollo Tropical reached a settlement with seven named individuals and a proposed collective action class that will allow current and former assistant managers to receive notice and opt-in to the settlement. Pollo Tropical denies any liability or unlawful conduct. The settlement was approved by a Florida state judge on December 27, 2017 which resulted in dismissal with prejudice for the named individuals and all individuals that opt-in to the settlement. The deadline to respond to a notice and opt-in to the settlement was May 1, 2018. After that date, the class administrator will calculate the total amount due by Pollo Tropical. We have reserved $0.8 million to cover the estimated costs related to the settlement and do not expect the total settlement costs to exceed this amount.

We are also a party to various other litigation matters incidental to the conduct of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.

Item 1A.    Risk Factors
Part 1 - Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2018, we announced that our board of directors approved a share repurchase program for up to 1.5 million shares of our common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, general market and economic conditions, and other corporate considerations. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by our board of directors.

The following table sets forth information with respect to repurchases of our common stock during the quarter ended April 1, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 26, 2018 to March 4, 2018	—	$—	—	1,500,000
March 5, 2018 to April 1, 2018	18,406	18.93	18,406	1,481,594
Total	18,406		18,406

(1) Shares purchased in open market transactions.

Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
None

Item 6.    Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Fiesta Restaurant Group, Inc.

3.2	Second Amendment to Amended and Restated Bylaws of Fiesta Restaurant Group, Inc.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: May 7, 2018	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: May 7, 2018	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Senior Vice President, Chief Financial Officer and Treasurer

Date: May 7, 2018	/S/ CHERI L. KINDER
(Signature)
Cheri L. Kinder Vice President, Corporate Controller