Form 10-Q
period 2018-07-01
Fiesta Restaurant Group, Inc.
filed 2018-08-06
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on their Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2018, Fiesta Restaurant Group, Inc. had 27,266,023 shares of its common stock, $.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JULY 1, 2018

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	July 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$4,698	$3,599
Accounts receivable	13,517	9,830
Inventories	2,602	2,880
Prepaid rent	3,315	3,300
Income tax receivable	4,662	11,334
Prepaid expenses and other current assets	8,292	10,105
Total current assets	37,086	41,048
Property and equipment, net	239,647	234,561
Goodwill	123,484	123,484
Deferred income taxes	15,091	17,232
Other assets	7,511	6,988
Total assets	$422,819	$423,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$103	$98
Accounts payable	18,198	20,293
Accrued payroll, related taxes and benefits	11,729	11,776
Accrued real estate taxes	4,581	5,860
Other liabilities	15,666	21,817
Total current liabilities	50,277	59,844
Long-term debt, net of current portion	74,691	76,425
Deferred income—sale-leaseback of real estate	21,664	23,466
Other liabilities	29,983	32,062
Total liabilities	176,615	191,797
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 100,000,000 shares, issued 27,267,752 and 27,086,958 shares, respectively, and outstanding 26,919,479 and 26,847,458 shares, respectively.	270	268
Additional paid-in capital	168,727	166,823
Retained earnings	78,159	64,425
Treasury stock, at cost; 42,905 shares	(952)	—
Total stockholders' equity	246,204	231,516
Total liabilities and stockholders' equity	$422,819	$423,313

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JULY 1, 2018 AND JULY 2, 2017
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
Revenues:	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Restaurant sales	$176,152	$172,005	$344,985	$346,982
Franchise royalty revenues and fees	675	619	1,326	1,249
Total revenues	176,827	172,624	346,311	348,231
Costs and expenses:
Cost of sales	56,689	50,728	110,254	101,676
Restaurant wages and related expenses (including stock-based compensation expense of $33, ($74), $50 and $35, respectively)	47,677	46,269	94,160	94,401
Restaurant rent expense	8,840	8,915	17,732	18,777
Other restaurant operating expenses	24,654	24,636	48,104	48,704
Advertising expense	5,361	4,292	11,574	11,831
General and administrative (including stock-based compensation expense of $984, $1,248, $1,856 and $1,785, respectively)	12,820	18,996	27,739	34,694
Depreciation and amortization	9,170	8,596	18,169	17,782
Pre-opening costs	877	910	1,258	1,334
Impairment and other lease charges	784	10,762	122	43,176
Other expense (income), net	(3,545)	798	(3,179)	1,252
Total operating expenses	163,327	174,902	325,933	373,627
Income (loss) from operations	13,500	(2,278)	20,378	(25,396)
Interest expense	986	654	2,055	1,238
Income (loss) before income taxes	12,514	(2,932)	18,323	(26,634)
Provision for (benefit from) income taxes	3,021	(772)	4,646	(9,414)
Net income (loss)	$9,493	$(2,160)	$13,677	$(17,220)
Basic net income (loss) per share	$0.35	$(0.08)	$0.50	$(0.64)
Diluted net income (loss) per share	$0.35	$(0.08)	$0.50	$(0.64)
Basic weighted average common shares outstanding	26,916,295	26,815,015	26,895,302	26,794,560
Diluted weighted average common shares outstanding	26,919,914	26,815,015	26,901,829	26,794,560

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JULY 1, 2018 AND JULY 2, 2017
(In thousands of dollars, except share amounts)
(Unaudited)

	Number of Common Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2017	26,755,640	$267	$163,204	$100,704	$—	$264,175
Stock-based compensation	—	—	1,820	—	—	1,820
Vesting of restricted shares	79,497	1	—	—	—	1
Cumulative effect of adopting a new accounting standard	—	—	73	(47)	—	26
Net loss	—	—	—	(17,220)	—	(17,220)
Balance at July 2, 2017	26,835,137	$268	$165,097	$83,437	$—	$248,802

Balance at December 31, 2017	26,847,458	$268	$166,823	$64,425	$—	$231,516
Stock-based compensation	—	—	1,906	—	—	1,906
Vesting of restricted shares	114,926	2	(2)	—	—	—
Cumulative effect of adopting a new accounting standard (Note 1)	—	—	—	57	—	57
Purchase of treasury stock	(42,905)	—	—	—	(952)	(952)
Net income	—	—	—	13,677	—	13,677
Balance at July 1, 2018	26,919,479	$270	$168,727	$78,159	$(952)	$246,204

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JULY 1, 2018 AND JULY 2, 2017
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	July 1, 2018	July 2, 2017

Cash flows from operating activities:
Net income (loss)	$13,677	$(17,220)
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposals of property and equipment	(930)	931
Stock-based compensation	1,906	1,820
Impairment and other lease charges	122	43,176
Depreciation and amortization	18,169	17,782
Amortization of deferred financing costs	135	154
Amortization of deferred gains from sale-leaseback transactions	(1,799)	(1,803)
Deferred income taxes	2,141	(14,646)
Changes in other operating assets and liabilities	(7,088)	5,232
Net cash provided by operating activities	26,333	35,426
Cash flows from investing activities:
Capital expenditures:
New restaurant development	(12,051)	(18,796)
Restaurant remodeling	(299)	(961)
Other restaurant capital expenditures	(10,026)	(3,587)
Corporate and restaurant information systems	(4,912)	(2,809)
Total capital expenditures	(27,288)	(26,153)
Proceeds from disposals of properties	4,676	—
Proceeds from insurance recoveries	531	—
Net cash used in investing activities	(22,081)	(26,153)
Cash flows from financing activities:
Borrowings on revolving credit facility	15,000	5,000
Repayments on revolving credit facility	(17,000)	(14,000)
Principal payments on capital leases	(51)	(43)
Financing costs associated with issuance of debt	(150)	—
Payments to purchase treasury stock	(952)	—
Net cash used in financing activities	(3,153)	(9,043)
Net increase in cash	1,099	230
Cash, beginning of period	3,599	4,196
Cash, end of period	$4,698	$4,426
Supplemental disclosures:
Interest paid on long-term debt	$1,515	$1,149
Interest paid on lease financing obligations	—	71
Accruals for capital expenditures	6,437	5,872
Income tax payments (refunds), net	(4,150)	2,486
Capital lease obligations incurred	322	—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except share and per share amounts)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively “Pollo Tropical”) and Taco Cabana, Inc. and its subsidiaries (collectively “Taco Cabana”). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the “Company”. At July 1, 2018, the Company owned and operated 150 Pollo Tropical® restaurants and 170 Taco Cabana® restaurants. The Pollo Tropical restaurants included 141 located in Florida and 9 located in Georgia. All of the Taco Cabana restaurants are located in Texas. At July 1, 2018, the Company franchised a total of 30 Pollo Tropical restaurants and eight Taco Cabana restaurants. The franchised Pollo Tropical restaurants included 17 in Puerto Rico, four in Panama, two in Guyana, one in the Bahamas, and six on college campuses and at a hospital in Florida. The franchised Taco Cabana restaurants included six in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 31, 2017 contained 52 weeks. The three and six months ended July 1, 2018 and July 2, 2017 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending December 30, 2018 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and six months ended July 1, 2018 and July 2, 2017 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended July 1, 2018 and July 2, 2017 are not necessarily indicative of the results to be expected for the full year.
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
Guidance Adopted in 2018. In May 2014, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the guidance in former Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted this new accounting standard and all the related amendments as of January 1, 2018 using the modified retrospective method, and recognized a total cumulative effect adjustment to increase retained earnings by less than $0.1 million, which consisted of a $0.3 million increase related to gift card breakage and a $0.3 million decrease related to initial franchise and area development fees, as a result of adopting the standard. The new standard did not impact the Company’s recognition of revenue from Company-owned and operated restaurants or its recognition of sale-based royalties from restaurants operated by franchisees. The comparative period information has not been restated and continues to be reported under the accounting standard in effect for those periods. When compared to the previous accounting policies, the impact of adopting the new standard was immaterial to current and long-term other liabilities and retained earnings at January 1, 2018 and to net income for the three and six months ended July 1, 2018. The adoption of the new standard had no impact on the Company's consolidated statements of cash flows.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $72.8 million at July 1, 2018, and $75.0 million at December 31, 2017. The carrying value of the Company's senior credit facility was $73.0 million at July 1, 2018 and $75.0 million at December 31, 2017.

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
2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	July 1, 2018	December 31, 2017
Prepaid contract expenses	$4,132	$3,681
Assets held for sale(1)	—	2,705
Other	4,160	3,719
	$8,292	$10,105

(1) Two closed Pollo Tropical restaurant properties owned by the Company that were classified as held for sale as of December 31, 2017 were sold in 2018 for a total of $3.3 million.
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

A summary of impairment on long-lived assets and other lease charges (recoveries) recorded by segment is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Pollo Tropical	$686	$10,536	$144	$42,607
Taco Cabana	98	226	(22)	569
	$784	$10,762	$122	$43,176

Impairment and other lease charges for the three and six months ended July 1, 2018 primarily include lease charges, net of recoveries, of $0.5 million related to certain previously closed restaurants due to adjustments to estimates of future lease costs and impairment charges of $0.3 million related to previously closed restaurants as well as one underperforming Taco Cabana restaurant with a short remaining lease term. Impairment and other lease charges for the six months ended July 1, 2018 also include a net benefit of $(0.7) million in lease charge recoveries due primarily to a lease termination, a lease assignment, subleases and other adjustments to estimates of future lease costs in the first quarter of 2018.
In conjunction with the Strategic Renewal Plan to drive long-term shareholder value creation, Pollo Tropical recognized impairment charges of $3.8 million and $35.7 million, and other lease charges, net of recoveries, of $6.7 million and $6.9 million for the three and six months ended July 2, 2017, respectively. These charges were due primarily to impairment and closures of underperforming Pollo Tropical restaurants in the first and second quarters of 2017. Impairment and other lease charges for the three and six months ended July 2, 2017 for Taco Cabana consist of impairment charges of $0.2 million and $0.6 million, respectively.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company’s history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the six months ended July 2, 2017 totaled $9.5 million, which primarily consisted of leasehold improvements related to Pollo Tropical restaurants that will be rebranded as Taco Cabana restaurants and the estimated fair value of owned properties.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

4. Other Liabilities
Other liabilities, current, consist of the following:

	July 1, 2018	December 31, 2017
Accrued workers' compensation and general liability claims	$5,107	$5,083
Sales and property taxes	2,045	2,279
Accrued occupancy costs	6,095	7,813
Other	2,419	6,642
	$15,666	$21,817

Other liabilities, long-term, consist of the following:

	July 1, 2018	December 31, 2017
Accrued occupancy costs	$19,271	$20,985
Deferred compensation	791	1,029
Accrued workers’ compensation and general liability claims	6,102	6,102
Other	3,819	3,946
	$29,983	$32,062

Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-restaurant reserve, of which $2.8 million and $5.3 million are included in long-term accrued occupancy costs at July 1, 2018 and December 31, 2017, respectively, with the remainder in current accrued occupancy costs.

	Six Months Ended July 1, 2018	Year Ended December 31, 2017
Balance, beginning of period	$12,994	$4,912
Provisions for restaurant closures	—	8,767
Additional lease charges (recoveries), net	(263)	(1,301)
Payments, net	(4,149)	(5,528)
Other adjustments(1)	146	6,144
Balance, end of period	$8,728	$12,994

(1) For the year ended December 31, 2017, includes the transfer of accruals to expense operating lease payments on a straight-line basis.

5. Stockholders' Equity

Purchase of treasury stock

On February 26, 2018, the Company announced that its board of directors approved a share repurchase program for up to 1.5 million shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 42,905 shares of its common stock under the program in open market transactions during the six months ended July 1, 2018 for $1.0 million. The repurchased shares are held as treasury stock at cost.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Stock-based Compensation

During the three and six months ended July 1, 2018, the Company granted certain employees, non-employee directors and a non-employee food and beverage consultant a total of 25,956 and 187,747 non-vested restricted shares, respectively, under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). The shares granted to employees generally vest and become non-forfeitable over a four year vesting period. The shares granted to non-employee directors and the non-employee food and beverage consultant vest and become non-forfeitable over a one year and a three year vesting period, respectively. The weighted average fair value at grant date for these non-vested shares issued during the three and six months ended July 1, 2018 was $21.00 and $19.02 per share, respectively.

During the three and six months ended July 2, 2017, the Company granted certain employees and non-employee directors a total of 33,776 and 221,118 non-vested restricted shares, respectively, under the Fiesta Plan. The shares granted to employees vest and become non-forfeitable over a four year vesting period. The shares granted to non-employee directors and a new non-employee director vest and become non-forfeitable over a one year and a five year vesting period, respectively. The weighted average fair value at grant date for these non-vested shares issued during the three and six months ended July 2, 2017 was $21.32 and $20.84 per share, respectively.
During the six months ended July 1, 2018, the Company granted certain executives a total of 112,169 restricted stock units under the Fiesta Plan, which vest in three tranches over a three year vesting period. During the three and six months ended July 2, 2017, the Company granted certain executives a total of 92,171 restricted stock units under the Fiesta Plan including 72,290 units vesting over a four year vesting period and 19,881 units vesting over a three year vesting period. The restricted stock units granted to executives in 2018 and 2017 are subject to continued service and attainment of specified share prices of the Company's common stock for a specified period of time within each vesting period. Each tranche vests by the end of a one year period if the specified target stock price condition for that year is met. If the specified target stock price condition for any tranche is not met for the year, the cumulative unearned units will be rolled over to subsequent tranches on a pro rata basis. For the restricted stock units granted to executives in the six months ended July 1, 2018 and July 2, 2017, the number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 112,169 and 92,171 shares, respectively, if the service and market performance conditions are met in the last vesting period. The weighted average fair value at grant date for the restricted stock units granted to executives in the six months ended July 1, 2018 and July 2, 2017 was $6.96 and $12.13 per share, respectively.
During the six months ended July 2, 2017, the Company granted certain employees a total of 11,745 restricted stock units under the Fiesta Plan. The restricted stock units granted during the six months ended July 2, 2017 vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value at grant date for these restricted stock units issued to employees during the six months ended July 2, 2017 was $20.75 per share.
Stock-based compensation expense for the three and six months ended July 1, 2018 was $1.0 million and $1.9 million, respectively, and for the three and six months ended July 2, 2017 was $1.2 million and $1.8 million, respectively. At July 1, 2018, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $6.8 million. At July 1, 2018, the remaining weighted average vesting period for non-vested restricted shares was 2.9 years and restricted stock units was 1.6 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

A summary of all non-vested restricted shares and restricted stock units activity for the six months ended July 1, 2018 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	239,500	$24.81	143,946	$23.11
Granted	187,747	19.02	112,169	6.96
Vested/Released	(104,842)	25.63	(10,218)	45.67
Forfeited	(17,037)	24.53	(12,243)	55.60
Outstanding at July 1, 2018	305,368	$20.61	233,654	$12.67

The fair value of the restricted stock units subject to market performance conditions was estimated using the Monte Carlo simulation method. The fair value of the non-vested restricted shares and all other restricted stock units is based on the closing price on the date of grant.
6. Business Segment Information
The Company owns, operates and franchises two restaurant brands, Pollo Tropical® and Taco Cabana®, each of which is an operating segment. Pollo Tropical restaurants feature 24-hour citrus marinated chicken and other freshly prepared tropical inspired menu items, while Taco Cabana restaurants specialize in Mexican inspired food.
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

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
July 1, 2018:
Restaurant sales	$95,377	$80,775	$—	$176,152
Franchise revenue	459	216	—	675
Cost of sales	31,482	25,207	—	56,689
Restaurant wages and related expenses(1)	21,549	26,128	—	47,677
Restaurant rent expense	4,335	4,505	—	8,840
Other restaurant operating expenses	12,634	12,020	—	24,654
Advertising expense	3,130	2,231	—	5,361
General and administrative expense(2)	6,923	5,897	—	12,820
Adjusted EBITDA	15,529	4,648	—	20,177
Depreciation and amortization	5,363	3,807	—	9,170
Capital expenditures	4,862	7,000	258	12,120
July 2, 2017:
Restaurant sales	$94,374	$77,631	$—	$172,005
Franchise revenue	427	192	—	619
Cost of sales	28,956	21,772	—	50,728
Restaurant wages and related expenses(1)	21,691	24,578	—	46,269
Restaurant rent expense	4,472	4,443	—	8,915
Other restaurant operating expenses	12,930	11,706	—	24,636
Advertising expense	2,011	2,281	—	4,292
General and administrative expense(2)	10,673	8,323	—	18,996
Adjusted EBITDA	17,139	6,982	—	24,121
Depreciation and amortization	5,435	3,161	—	8,596
Capital expenditures	8,243	5,320	916	14,479

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Six Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
July 1, 2018:
Restaurant sales	$189,855	$155,130	$—	$344,985
Franchise revenue	923	403	—	1,326
Cost of sales	62,497	47,757	—	110,254
Restaurant wages and related expenses(1)	43,705	50,455	—	94,160
Restaurant rent expense	8,632	9,100	—	17,732
Other restaurant operating expenses	24,749	23,355	—	48,104
Advertising expense	6,446	5,128	—	11,574
General and administrative expense(2)	14,965	12,774	—	27,739
Adjusted EBITDA	29,976	7,159	—	37,135
Depreciation and amortization	10,679	7,490	—	18,169
Capital expenditures	13,035	13,911	342	27,288
July 2, 2017:
Restaurant sales	$193,684	$153,298	$—	$346,982
Franchise revenue	876	373	—	1,249
Cost of sales	58,903	42,773	—	101,676
Restaurant wages and related expenses(1)	45,737	48,664	—	94,401
Restaurant rent expense	9,847	8,930	—	18,777
Other restaurant operating expenses	26,319	22,385	—	48,704
Advertising expense	6,336	5,495	—	11,831
General and administrative expense(2)	19,514	15,180	—	34,694
Adjusted EBITDA	31,861	13,476	—	45,337
Depreciation and amortization	11,518	6,264	—	17,782
Capital expenditures	16,906	8,016	1,231	26,153
Identifiable Assets:
July 1, 2018	$223,375	$179,170	$20,274	$422,819
December 31, 2017	227,194	167,237	28,882	423,313

(1) Includes stock-based compensation expense of $33 and $50 for the three and six months ended July 1, 2018, respectively, and $(74) and $35 for the three and six months ended July 2, 2017, respectively.
(2) Includes stock-based compensation expense of $984 and $1,856 for the three and six months ended July 1, 2018, respectively, and $1,248 and $1,785 for the three and six months ended July 2, 2017, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Taco Cabana	Consolidated
July 1, 2018:
Net income			$9,493
Provision for income taxes			3,021
Income before taxes	$10,797	$1,717	$12,514
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,363	3,807	9,170
Impairment and other lease charges	685	99	784
Interest expense	491	495	986
Other expense (income), net	(1,894)	(1,651)	(3,545)
Stock-based compensation expense in restaurant wages	14	19	33
Total Non-general and administrative expense adjustments	4,659	2,769	7,428
General and administrative expense adjustments:
Stock-based compensation expense	584	400	984
Board and shareholder matter costs	(328)	(269)	(597)
Strategic Renewal Plan restructuring costs and retention bonuses	(16)	31	15
Legal settlements and related costs	(167)	—	(167)
Total General and administrative expense adjustments	73	162	235
Adjusted EBITDA:	$15,529	$4,648	$20,177

July 2, 2017:
Net loss			$(2,160)
Benefit from income taxes			(772)
Income (loss) before taxes	$(3,502)	$570	$(2,932)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,435	3,161	8,596
Impairment and other lease charges	10,536	226	10,762
Interest expense	295	359	654
Other expense (income), net	853	(55)	798
Stock-based compensation expense in restaurant wages	(45)	(29)	(74)
Unused pre-production costs in advertising expense	—	88	88
Total Non-general and administrative expense adjustments	17,074	3,750	20,824
General and administrative expense adjustments:
Stock-based compensation expense	640	608	1,248
Terminated capital project	7	6	13
Board and shareholder matter costs	1,767	1,332	3,099
Strategic Renewal Plan restructuring costs and retention bonuses	1,153	716	1,869
Total General and administrative expense adjustments	3,567	2,662	6,229
Adjusted EBITDA:	$17,139	$6,982	$24,121

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

Six Months Ended	Pollo Tropical	Taco Cabana	Consolidated
July 1, 2018:
Net income			$13,677
Provision for income taxes			4,646
Income (loss) before taxes	$18,925	$(602)	$18,323
Add
Non-general and administrative expense adjustments
Depreciation and amortization	10,679	7,490	18,169
Impairment and other lease charges	144	(22)	122
Interest expense	1,019	1,036	2,055
Other expense (income), net	(1,548)	(1,631)	(3,179)
Stock-based compensation expense in restaurant wages	19	31	50
Total Non-general and administrative expense adjustments	10,313	6,904	17,217
General and administrative expense adjustments
Stock-based compensation expense	1,051	805	1,856
Board and shareholder matter costs	(328)	(269)	(597)
Strategic Renewal Plan restructuring costs and retention bonuses	182	321	503
Legal settlements and related costs	(167)	—	(167)
Total General and administrative expense adjustments	738	857	1,595
Adjusted EBITDA	$29,976	$7,159	$37,135

July 2, 2017:
Net loss			$(17,220)
Benefit from income taxes			(9,414)
Income (loss) before taxes	$(28,598)	$1,964	$(26,634)
Add
Non-general and administrative expense adjustments
Depreciation and amortization	11,518	6,264	17,782
Impairment and other lease charges	42,607	569	43,176
Interest expense	544	694	1,238
Other expense (income), net	1,050	202	1,252
Stock-based compensation expense in restaurant wages	—	35	35
Unused pre-production costs in advertising expense	322	88	410
Total Non-general and administrative expense adjustments	56,041	7,852	63,893
General and administrative expense adjustments
Stock-based compensation expense	955	830	1,785
Terminated capital project	484	365	849
Board and shareholder matter costs	2,225	1,678	3,903
Strategic Renewal Plan restructuring costs and retention bonuses	1,227	787	2,014
Legal settlements and related costs	(473)	—	(473)
Total General and administrative expense adjustments	4,418	3,660	8,078
Adjusted EBITDA	$31,861	$13,476	$45,337

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
Weighted average outstanding restricted stock units totaling 611 and 836 shares were not included in the computation of diluted earnings per share for the three and six months ended July 1, 2018 because including them would have been antidilutive. For the three and six months ended July 2, 2017, all restricted stock units outstanding were excluded from the computation of diluted earnings per share because including them would have been antidilutive as a result of the net loss in these periods.
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Basic and diluted net income (loss) per share:
Net income (loss)	$9,493	$(2,160)	$13,677	$(17,220)
Less: income allocated to participating securities	113	—	148	—
Net income (loss) available to common shareholders	$9,380	$(2,160)	$13,529	$(17,220)
Weighted average common shares, basic	26,916,295	26,815,015	26,895,302	26,794,560
Restricted stock units	3,619	—	6,527	—
Weighted average common shares, diluted	26,919,914	26,815,015	26,901,829	26,794,560

Basic net income (loss) per share	$0.35	$(0.08)	$0.50	$(0.64)
Diluted net income (loss) per share	$0.35	$(0.08)	$0.50	$(0.64)

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

The maximum potential liability for future rental payments that the Company could be required to make under these leases at July 1, 2018 was $3.8 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.

Legal Matters. On November 24, 2015, Pollo Tropical received a legal demand letter alleging that assistant managers were misclassified as exempt from overtime wages under the Fair Labor Standards Act. On September 30, 2016, prior to any suit being

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

filed, Pollo Tropical reached a settlement with seven named individuals and a proposed collective action class that allowed current and former assistant managers to receive notice and opt-in to the settlement. Pollo Tropical denies any liability or unlawful conduct. The settlement was approved by a Florida state judge on December 27, 2017 which resulted in dismissal with prejudice for the named individuals and all individuals that opted-in to the settlement. The Company reserved $0.8 million in 2016 to cover the estimated costs related to the settlement. During the second quarter of 2018, the Company paid all settlement claims costs and recognized a reduction in legal settlement costs of $0.2 million.

The Company is also a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements.
Contingency Related to Insurance Recoveries. During the third quarter of 2017, Texas and Florida were struck by Hurricanes Harvey and Irma (the "Hurricanes"). Over 40 Taco Cabana restaurants in the Houston metropolitan area and all Pollo Tropical restaurants in Florida and the Atlanta metropolitan area were temporarily closed and affected by the Hurricanes to varying degrees (e.g. property preparation and damages, inventory losses, payments to hourly employees while restaurants were closed and lost business related to temporary closures). In 2017, the Company recorded certain expected insurance proceeds in accounts receivable of $0.7 million and $0.4 million for Pollo Tropical and Taco Cabana, respectively. During the second quarter of 2018, the Company received property damage insurance proceeds of $0.4 million related to a Taco Cabana restaurant that suffered flood damages due to Hurricane Harvey. In late June 2018, the Company reached written settlement agreements with an insurance carrier for $2.5 million and $1.0 million for Pollo Tropical and Taco Cabana, respectively, for partial settlement related primarily to business interruption coverage. As a result, the Company recorded the additional expected insurance proceeds in accounts receivable with corresponding increases to other income of $1.8 million and $1.0 million for Pollo Tropical and Taco Cabana, respectively, in the second quarter of 2018. The settlement payments were received in early July 2018. The Company expects to record additional insurance proceeds related to the Hurricanes at the time of final settlement.
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
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impact of the Act, that, in effect, allows entities to use a methodology similar to the measurement period in a business combination. Pursuant to the disclosure provisions of SAB 118, the Company continues to evaluate the impact of the Act on various matters. The actual impact of the Act on the Company may differ from the provisional amounts recognized based on its reasonable estimates due to, among other things, changes in assumptions made in the Company's interpretation of the Act, guidance related to application of the Act that may be issued in the future, and actions that the Company may take as a result of the expected impact of the Act. The Company will adjust the amounts recognized related to the Act if more information becomes available. The Company did not make any measurement period adjustments related to the Act in the six months ended July 1, 2018.

10. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required with an option to use certain practical expedients. The Company is currently evaluating the impact on its financial statements. Although the impact is not currently estimable, the Company expects to recognize right-of-use lease assets and lease liabilities for most of the leases it currently accounts for as operating leases. The right-of-use lease assets to be recognized will be adjusted by certain closed-restaurant lease reserves, accrued rent including accruals to expense operating lease payments on a straight-line basis, and unamortized lease incentives upon the adoption of Topic 842. The Company intends to elect the transition practical expedient package as well as the practical expedient to combine lease and non-lease components of the contracts, which may result in reclassification of certain occupancy related expenses to restaurant rent expenses in the consolidated statement of operations. In addition, the Company will be required to record an initial adjustment to retained earnings associated with previously deferred gains on sale-leaseback transactions, and for any future sale-leaseback transactions, the gain,

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of dollars, except share and per share amounts)

adjusted for any off-market terms, will be recorded immediately. Currently the Company amortizes sale-leaseback gains over the lease term. The Company has not assessed the potential impact of Topic 842 on its covenant financial ratios as the Company's senior credit facility does not give effect to any change in GAAP arising out of Topic 842. The Company is continuing its assessment of the impact of Topic 842 and may identify other impacts.
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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 31, 2017 contained 52 weeks. The three and six months ended July 1, 2018 and July 2, 2017 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending December 30, 2018 will contain 52 weeks.
Company Overview

We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which have approximately 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature 24-hour citrus marinated chicken, offered bone-in or boneless, grilled or lightly battered and fried, and other freshly prepared tropical inspired menu items, while our Taco Cabana restaurants specialize in Mexican inspired food. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of July 1, 2018, we owned and operated 150 Pollo Tropical restaurants and 170 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of July 1, 2018, we had 24 franchised Pollo Tropical restaurants located in Puerto Rico, the Bahamas, Panama and Guyana, and six licensed locations on college campuses and at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of July 1, 2018, we had six franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Recent Events Affecting our Results of Operations
Strategic Renewal Plan
On February 27, 2017, we announced the appointment of Richard C. Stockinger as Chief Executive Officer and President of the Company, effective February 28, 2017. Shortly thereafter, we developed and began implementing the Strategic Renewal Plan designed to significantly improve our core business model and drive long term shareholder value creation, consisting of the following: 1) revitalizing restaurant performance in core markets; 2) managing capital and financial discipline; 3) establishing platforms for long term growth; and 4) optimizing each brands' restaurant portfolio. Implementation of the Strategic Renewal Plan will continue in 2018, building on a number of foundational accomplishments in 2017, which we believe is positively impacting the operational and financial trajectory of the Company.
Industry Conditions
The fast-casual restaurant industry experienced a general slowdown in 2017 that continued into 2018, especially in Florida and Texas. According to data reported by TDn2K's Black Box Intelligence, comparable restaurant transactions in the second quarter of 2018 in the fast-casual segment declined 80 bps and 250 bps in Florida and Texas, respectively, from the second quarter of 2017. Comparable restaurant transactions in the first six months of 2018 in the fast-casual segment declined 90 bps and 340 bps in Florida and Texas, respectively, from the first six months of 2017. We believe the challenging market and industry conditions in Florida and Texas contributed to a decline in comparable restaurant transactions in the three and six months ended July 1, 2018.

Executive Summary - Consolidated Operating Performance for the Three Months Ended July 1, 2018
Our second quarter 2018 results and highlights include the following:

•
We recognized net income of $9.5 million in the second quarter of 2018, or $0.35 per diluted share, compared to a net loss of $(2.2) million, or $(0.08) per diluted share in the second quarter of 2017, due primarily to a decrease in impairment and other lease charges from $10.8 million in the second quarter of 2017 to $0.8 million in the second quarter of 2018, and $2.8 million in insurance recoveries related to Hurricanes Harvey and Irma (the "Hurricanes"), and total gains of $1.1 million on the sales of two restaurant properties in the second quarter of 2018. In addition, growth in comparable restaurant sales at both brands and lower general and administrative expenses positively contributed to the increase in net income in the second quarter of 2018. The positive impact was partially offset by higher advertising expenses for Pollo Tropical as a result of the reduction of advertising in 2017 during the early stages of the Strategic Renewal Plan, and higher cost of sales at both brands in part attributable to the initiatives under the Strategic Renewal Plan to improve the guest experience.

•
Total revenues increased 2.4% in the second quarter of 2018 to $176.8 million compared to $172.6 million in the second quarter of 2017, driven primarily by an increase in comparable restaurant sales at both brands, partially offset by the impact of closing underperforming restaurants in 2017. Comparable restaurant sales increased 3.4% for our Pollo Tropical restaurants resulting primarily from an increase in average check of 4.4% partially offset by a decrease in comparable restaurant transactions of 1.0%. Comparable restaurant sales increased 3.1% for our Taco Cabana restaurants resulting primarily from an increase in average check of 10.2% partially offset by a decrease in comparable restaurant transactions of 7.1%.

•
Consolidated Adjusted EBITDA decreased $3.9 million in the second quarter of 2018 to $20.2 million compared to $24.1 million in the second quarter of 2017, driven primarily by higher costs associated with the Strategic Renewal Plan to improve the guest experience and higher advertising expense at Pollo Tropical, partially offset by higher comparable restaurant sales at both brands. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures".

•
During the second quarter of 2018, we opened four Pollo Tropical restaurants in Florida and six Taco Cabana restaurants in Texas, four of which were converted from closed Pollo Tropical locations. We closed two Taco Cabana restaurants during the second quarter of 2018 when we opened new Taco Cabana restaurants in superior sites in the same trade areas. During the second quarter of 2017, we opened three Pollo Tropical restaurants and two Taco Cabana restaurants, and closed 30 Pollo Tropical restaurants.

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

December 31, 2017	146	31	177	166	7	173
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—
April 1, 2018	146	31	177	166	7	173
New	4		4	6	1	7
Closed	—	(1)	(1)	(2)	—	(2)
July 1, 2018	150	30	180	170	8	178

January 1, 2017	177	35	212	166	7	173
New	3	2	5	1	—	1
Closed	—	(3)	(3)	—	—	—
April 2, 2017	180	34	214	167	7	174
New	3	1	4	2	—	2
Closed	(30)	(3)	(33)	—	—	—
July 2, 2017	153	32	185	169	7	176

Three Months Ended July 1, 2018 Compared to Three Months Ended July 2, 2017
The following table sets forth, for the three months ended July 1, 2018 and July 2, 2017, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					54.1%	54.9%
Taco Cabana					45.9%	45.1%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	33.0%	30.7%	31.2%	28.0%	32.2%	29.5%
Restaurant wages and related expenses	22.6%	23.0%	32.3%	31.7%	27.1%	26.9%
Restaurant rent expense	4.5%	4.7%	5.6%	5.7%	5.0%	5.2%
Other restaurant operating expenses	13.2%	13.7%	14.9%	15.1%	14.0%	14.3%
Advertising expense	3.3%	2.1%	2.8%	2.9%	3.0%	2.5%
Pre-opening costs	0.4%	0.5%	0.7%	0.6%	0.5%	0.5%
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

Total revenues increased 2.4% to $176.8 million in the second quarter of 2018 from $172.6 million in the second quarter of 2017. Restaurant sales increased 2.4% to $176.2 million in the second quarter of 2018 from $172.0 million in the second quarter of 2017.
The following table presents the primary drivers of the increases in restaurant sales for both Pollo Tropical and Taco Cabana for the second quarter of 2018 compared to the second quarter of 2017 (in millions).

Pollo Tropical:
Increase in comparable restaurant sales	$2.9
Decrease in sales related to closed restaurants, net of new restaurants	(1.9)
Total increase	$1.0

Taco Cabana:
Increase in comparable restaurant sales	$2.3
Incremental sales related to new restaurants, net of closed restaurants	0.8
Total increase	$3.1
Comparable restaurant sales for our Pollo Tropical restaurants increased 3.4% in the second quarter of 2018. Comparable restaurant sales for our Taco Cabana restaurants increased 3.1% in the second quarter of 2018. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. The increase in average check is primarily driven by menu price increases.
For Pollo Tropical, average check increased 4.4% driven by menu price increases of 4.5%, partially offset by a decrease in comparable restaurant transactions of 1.0% in the second quarter of 2018 compared to the second quarter of 2017. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.3%, partially offset by a positive impact of approximately 0.2% related to a fiscal calendar shift of Easter in the second quarter of 2018 compared to the second quarter of 2017.
For Taco Cabana, average check increased 10.2% partially offset by a decrease in comparable restaurant transactions of 7.1% in the second quarter of 2018 compared to the second quarter of 2017. We eliminated deep discounting in connection with the repositioning of the brand as part of the Strategic Renewal Plan, which negatively impacted comparable restaurant transactions. The increase in average check was driven primarily by menu price increases of 6.3% as well as a change in sales mix, higher priced promotions and new menu items related to the repositioning of the brand. Comparable restaurant sales for Taco Cabana were negatively impacted by approximately 1.5% related to reduced overnight operating hours beginning in the last quarter of 2017, partially offset by a positive impact of approximately 0.3% related to a fiscal calendar shift of Easter in the second quarter of 2018 compared to the second quarter of 2017.
Franchise revenues increased by $0.1 million to $0.7 million in the second quarter of 2018 from $0.6 million in the second quarter of 2017 due primarily to higher sales at franchised restaurants.
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
Advertising expense includes all promotional expenses including television, radio, billboards and other sponsorships and promotional activities and agency fees.

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
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the second quarter of 2018 compared to the second quarter of 2017. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales(1):
Menu offering improvement and higher commodity costs	2.9%
Sales mix	0.4%
Operating inefficiency	0.6%
Menu price increases	(1.5)%
Other	(0.1)%
Net increase in cost of sales as a percentage of restaurant sales	2.3%

Restaurant wages and related expenses:
Lower labor costs due to restaurant closures, net of new restaurants	(0.8)%
Lower workers compensation costs	(0.5)%
Higher labor costs for comparable restaurants(1)(2)	0.7%
Higher incentive bonus	0.3%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.4)%

Other operating expenses:
Higher repair and maintenance(1)	0.6%
Lower insurance costs	(0.3)%
Lower utility costs(3)	(0.2)%
Lower real estate taxes	(0.2)%
Other	(0.4)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.5)%

Advertising expense:
Increased advertising	1.2%
Net increase in advertising expense as a percentage of restaurant sales	1.2%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
(1) Includes costs related to the Strategic Renewal Plan.
(2) Includes the impact of higher wage rates.
(3) Includes the impact of higher sales on fixed and semi-fixed costs.

Taco Cabana:
Cost of sales(1):
Menu offering improvement and higher commodity costs	4.5%
Operating inefficiency	1.2%
Lower promotions and discounts	(0.3)%
Menu price increases	(2.1)%
Other	(0.1)%
Net increase in cost of sales as a percentage of restaurant sales	3.2%

Restaurant wages and related expenses:
Higher incentive bonus	0.5%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.6%

Other operating expenses:
Lower insurance costs	(0.3)%
Lower utility costs(2)	(0.2)%
Lower real estate taxes(2)	(0.2)%
Higher repair and maintenance(1)	0.2%
Other	0.3%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.2)%

Advertising expense:
Reduced advertising(2)	(0.1)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.1)%

Pre-opening costs:
Increase in the number of restaurant openings	0.1%
Net increase in pre-opening costs as a percentage of restaurant sales	0.1%
(1) Includes costs related to the Strategic Renewal Plan.
(2) Includes the impact of higher sales on fixed and semi-fixed costs.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.0% in the second quarter of 2018 from 5.2% in the second quarter of 2017 due primarily to the closure of underperforming restaurants, which generally had higher rent and lower sales and the impact of higher comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $12.8 million in the second quarter of 2018 and $19.0 million in the second quarter of 2017, and as a percentage of total revenues, general and administrative expenses decreased to 7.3% in the second quarter of 2018 compared to 11.0% in the second quarter of 2017, due primarily to lower board and shareholder matter costs and Strategic Renewal Plan restructuring costs and retention bonuses, and the impact of higher total revenues in the second quarter of 2018. General and administrative expenses for the second quarter of 2018 included the benefit of fee reductions and final insurance recoveries totaling $0.6 million related to 2017 shareholder activism costs. General and administrative expenses for the second quarter of 2018 also included reductions to final settlement amounts related to a litigation matter of $0.2 million. General and administrative expenses in the second quarter of 2017 included $3.1 million of board and shareholder matter costs related to shareholder activism and Chief Executive Officer and board member searches and $1.9 million related to Strategic Renewal Plan restructuring costs and retention bonuses.

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
Adjusted EBITDA for Pollo Tropical decreased to $15.5 million in the second quarter of 2018 from $17.1 million in the second quarter of 2017 due primarily to the impact of an increase in cost of sales as a percentage of sales, higher advertising costs, and higher repair and maintenance costs primarily driven by the initiatives under the Strategic Renewal Plan to improve the guest experience and drive sales, partially offset by higher comparable restaurant sales and the impact of closing unprofitable restaurants in 2017. Adjusted EBITDA for Taco Cabana decreased to $4.6 million in the second quarter of 2018 from $7.0 million in the second quarter of 2017 due primarily to the impact of higher cost of sales as a percentage of sales and higher restaurant wages and related expenses primarily driven by the initiatives under the Strategic Renewal Plan, partially offset by higher comparable restaurant sales. Consolidated Adjusted EBITDA decreased to $20.2 million in the second quarter of 2018 from $24.1 million in the second quarter of 2017.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $22.3 million in the second quarter of 2018 from $24.3 million in the second quarter of 2017 primarily due to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $10.7 million in the second quarter of 2018 from $12.9 million in the second quarter of 2017 primarily as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Depreciation and Amortization. Depreciation and amortization expense increased to $9.2 million in the second quarter of 2018 from $8.6 million in the second quarter of 2017 due primarily to increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $0.8 million in the second quarter of 2018 from $10.8 million in the second quarter of 2017.
Impairment and other lease charges in the second quarter of 2018 primarily include lease charges, net of recoveries, of $0.5 million related to certain previously closed restaurants due to adjustments to estimates of future lease costs and impairment charges of $0.3 million primarily related to previously closed restaurants as well as one underperforming Taco Cabana restaurant with a short remaining lease term. Impairment and other lease charges in the second quarter of 2017 included impairment charges of $3.8 million primarily related to three closed Pollo Tropical restaurants as a result of the decision not to convert the locations to Taco Cabana restaurants, $6.7 million in other lease charges primarily related to the closure of Pollo Tropical restaurants in the second quarter of 2017, and an impairment charge of $0.2 million with respect to four underperforming Taco Cabana restaurants that were subsequently closed in the third quarter of 2017.
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
For five Pollo Tropical restaurants and three Taco Cabana restaurants with combined carrying values of $4.7 million and $1.3 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, two Pollo Tropical restaurants with a combined carrying value of $3.3 million and two Taco Cabana restaurants with a combined carrying value of $2.7 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
We continue to own and operate 141 Pollo Tropical restaurants in Florida and nine Pollo Tropical restaurants in Georgia, one of which was impaired in 2017, and continue to focus on revitalizing our core markets and brand repositioning outside of our core markets in Florida. Our long-term strategy is focused on profitably building our base business, growing new distribution channels, including delivery, catering, licensed and franchised locations, and new restaurants. We believe opportunities at both brands are being addressed as part of the Strategic Renewal Plan. Although we expect and have projected higher sales growth driven by the Strategic Renewal Plan for Pollo Tropical restaurants in Georgia compared to more mature markets, we may record an impairment charge in future periods for some of these restaurants, which have a combined carrying value of $11.1 million, if their performance does not improve as projected.
Other Expense (Income), Net. Other income, net was $3.5 million in the second quarter of 2018 and primarily consisted of $2.8 million in insurance recoveries related to the Hurricanes and total gains of $1.1 million on the sales of two restaurant properties, partially offset by the write-off of site development costs of $0.2 million and costs for the removal, transfer and storage of equipment from closed restaurants of $0.2 million. Other expense, net of $0.8 million in the second quarter of 2017 primarily consisted of costs for the removal of signs and equipment related to closed Pollo Tropical restaurants, severance for restaurant employees and the write-off of site costs related to locations that we decided not to develop, partially offset by expected business interruption insurance proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire.
Interest Expense. Interest expense increased to $1.0 million in the second quarter of 2018 from $0.7 million in the second quarter of 2017 due primarily to higher interest rates and a higher borrowing level under our senior credit facility.
Provision for (Benefit from) Income Taxes. The effective tax rate was 24.1% and 26.3% for the second quarter of 2018 and 2017, respectively. The provision for income taxes for the second quarter of 2018 was derived using an estimated annual effective tax rate of 24.3%, which excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million. The benefit from income taxes for the second quarter of 2017 was derived using an estimated effective annual income tax rate of 37.3%, which excluded the discrete impact of a tax deficiency from the vesting of restricted shares and the tax benefit resulting from impairment and other lease charges of $0.2 million and $15.8 million, respectively.

Net Income (Loss). As a result of the foregoing, we had net income of $9.5 million in the second quarter of 2018 compared to a net loss of $2.2 million in the second quarter of 2017.

Six Months Ended July 1, 2018 Compared to Six Months Ended July 2, 2017
The following table sets forth, for the six months ended July 1, 2018 and July 2, 2017, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales:

	Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					55.0%	55.8%
Taco Cabana					45.0%	44.2%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	32.9%	30.4%	30.8%	27.9%	32.0%	29.3%
Restaurant wages and related expenses	23.0%	23.6%	32.5%	31.7%	27.3%	27.2%
Restaurant rent expense	4.5%	5.1%	5.9%	5.8%	5.1%	5.4%
Other restaurant operating expenses	13.0%	13.6%	15.1%	14.6%	13.9%	14.0%
Advertising expense	3.4%	3.3%	3.3%	3.6%	3.4%	3.4%
Pre-opening costs	0.3%	0.4%	0.4%	0.4%	0.4%	0.4%
Total revenues decreased 0.6% to $346.3 million in the six months ended July 1, 2018 from $348.2 million in the six months ended July 2, 2017. Restaurant sales decreased 0.6% to $345.0 million in the six months ended July 1, 2018 from $347.0 million in the six months ended July 2, 2017.
The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana for the six months ended July 1, 2018 compared to the six months ended July 2, 2017 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$3.9
Decrease in sales related to closed restaurants, net of new restaurants	(7.7)
Total decrease	$(3.8)

Taco Cabana:
Increase in comparable restaurant sales	$1.1
Increase in sales related to new restaurants, net of closed restaurants	0.7
Total increase	$1.8

Comparable restaurant sales for Pollo Tropical restaurants increased 2.2% in the six months ended July 1, 2018. Comparable restaurant sales for Taco Cabana restaurants increased 0.7% in the six months ended July 1, 2018.
For Pollo Tropical, average check increased 3.8% driven by menu price increases of 3.8%, partially offset by a decrease in comparable restaurant transactions of 1.6% in the six months ended July 1, 2018 compared to the six months ended July 2, 2017. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.3% in the six months ended July 1, 2018 compared to the six months ended July 2, 2017.
For Taco Cabana, average check increased 9.9%, partially offset by a decrease in comparable restaurant transactions of 9.2% in the six months ended July 1, 2018 compared to the six months ended July 2, 2017. We eliminated deep discounting in connection with the repositioning of the brand as part of the Strategic Renewal Plan, which negatively impacted comparable restaurant transactions. The increase in average check was driven primarily by menu price increases of 6.5% as well as a change in sales mix, higher priced promotions and new menu items related to the repositioning of the brand. Comparable restaurant sales for Taco Cabana in the six months ended July 1, 2018 were negatively impacted by approximately 1.6% related to reduced overnight operating hours beginning in the last quarter of 2017.

Franchise revenues increased to $1.3 million in the six months ended July 1, 2018 from $1.2 million in the six months ended July 2, 2017 due primarily to higher sales at franchised restaurants.
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the six months ended July 1, 2018 compared to the six months ended July 2, 2017. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales(1):
Menu offering improvement and higher commodity costs	3.0%
Operating inefficiency	0.6%
Sales mix	0.1%
Menu price increases	(1.3)%
Other	0.1%
Net increase in cost of sales as a percentage of restaurant sales	2.5%

Restaurant wages and related expenses:
Lower labor costs due to restaurant closures, net of new restaurants	(1.4)%
Lower workers compensation costs	(0.2)%
Higher labor costs for comparable restaurants(1)(2)	1.1%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.6)%

Other operating expenses:
Lower real estate taxes(3)	(0.3)%
Lower utilities expenses(3)	(0.2)%
Lower insurance costs	(0.2)%
Higher repairs and maintenance costs(1)(4)	0.4%
Other	(0.3)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.6)%

Advertising expense:
Increased advertising(4)(5)	0.1%
Net increase in advertising expense as a percentage of restaurant sales	0.1%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
(1) Includes costs related to the Strategic Renewal Plan.
(2) Includes the impact of higher wage rates.
(3) Includes the impact of restaurant closures in 2017.
(4) Includes the impact of lower sales on fixed and semi-fixed costs.
(5) Advertising expenses in 2017 included the impact of a one-time write-off of unused pre-production costs.

Taco Cabana:
Cost of sales(1):
Menu offering improvement and higher commodity costs	4.6%
Operating inefficiency	1.0%
Sales mix	0.4%
Menu price increases	(2.1)%
Lower promotions and discounts	(0.8)%
Other	(0.2)%
Net increase in cost of sales as a percentage of restaurant sales	2.9%

Restaurant wages and related expenses:
Higher medical benefit costs	0.5%
Higher labor costs for comparable restaurants(1)(2)	0.2%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.8%

Other operating expenses:
Higher repairs and maintenance costs(1)	0.4%
Higher operating supplies(1)	0.2%
Lower insurance costs	(0.2)%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.5%

Advertising expense:
Reduced advertising	(0.3)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.3)%
(1) Includes costs related to the Strategic Renewal Plan.
(2) Includes the impact of higher wage rates and an increase in overtime hours.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.1% in the six months ended July 1, 2018 from 5.4% in the six months ended July 2, 2017 primarily due to the closure of underperforming restaurants in 2017, which generally had higher rent and lower sales.
General and administrative expenses were $27.7 million in the six months ended July 1, 2018 and $34.7 million in the six months ended July 2, 2017 and, as a percentage of total revenues, general and administrative expenses decreased to 8.0% in the six months ended July 1, 2018 compared to 10.0% in the six months ended July 2, 2017 due primarily to lower board and shareholder matter costs and Strategic Renewal Plan restructuring costs and retention bonuses. General and administrative expense for the six months ended July 1, 2018 included the benefit of fee reductions and final insurance recoveries totaling $0.6 million related to 2017 shareholder activism costs and reductions to final settlement amounts related to a litigation matter of $0.2 million, partially offset by $0.5 million in Strategic Renewal Plan restructuring costs and retention bonuses. General and administrative expenses in the six months ended July 2, 2017 included $3.9 million in board and shareholder matter costs primarily related to shareholder activism matters and Chief Executive Officer and board member searches, $2.0 million related to Strategic Renewal Plan restructuring costs and retention bonuses and $0.8 million in charges for terminated capital projects, partially offset by a benefit of $0.5 million related to litigation matters.
Adjusted EBITDA. Adjusted EBITDA for Pollo Tropical decreased to $30.0 million in the six months ended July 1, 2018 from $31.9 million in the six months ended July 2, 2017 due primarily to an increase in cost of sales as a percentage of sales and higher repair and maintenance costs primarily driven by the initiatives under the Strategic Renewal Plan to improve the guest experience, partially offset by higher comparable restaurant sales, and the impact of closing unprofitable restaurants in 2017. Adjusted EBITDA for Taco Cabana decreased to $7.2 million in the six months ended July 1, 2018 from $13.5 million in the six months ended July 2, 2017 due primarily to the impact of higher cost of sales as a percentage of sales and higher repairs and maintenance costs primarily driven by the initiatives under the Strategic Renewal Plan, and higher restaurant wages and related expenses, partially offset by higher comparable restaurant sales and lower advertising costs. Consolidated Adjusted EBITDA decreased to $37.1 million in the six months ended July 1, 2018 from $45.3 million in the six months ended July 2, 2017.
Restaurant-level Adjusted EBITDA. Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $43.8 million in the six months ended July 1, 2018 from $46.9 million in the six months ended July 2, 2017 due primarily to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $19.4 million in the six months ended July 1, 2018 from $25.2 million in the six months ended July 2, 2017 as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures".
Depreciation and Amortization. Depreciation and amortization expense increased to $18.2 million in the six months ended July 1, 2018 from $17.8 million in the six months ended July 2, 2017 due primarily to increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $0.1 million in the six months ended July 1, 2018 from $43.2 million in the six months ended July 2, 2017.
Impairment and other lease charges in the six months ended July 1, 2018 primarily consisted of $0.4 million in impairment charges related primarily to previously closed restaurants as well as one underperforming Taco Cabana restaurant with a short remaining lease term, partially offset by a net benefit of $(0.3) million in other lease charges, net of recoveries, due primarily to lease terminations, a lease assignment, subleases, and other adjustments to estimates of future lease costs. Impairment and other lease charges in the six months ended July 2, 2017 included impairment charges of $35.7 million, and other lease charges, net of recoveries, of $6.9 million due primarily to the closure of underperforming Pollo Tropical restaurants in 2017, seven of which were initially impaired in 2016. We also recognized an impairment charge of $0.6 million with respect to underperforming Taco Cabana restaurants in the six months ended July 2, 2017.
Other Expense (Income), Net. Other income, net was $3.2 million in the six months ended July 1, 2018 and primarily consisted of $2.8 million in insurance recoveries related to the Hurricanes and total gains of $1.2 million on the sales of three restaurant properties, partially offset by the write-off of site development costs of $0.3 million and costs for the removal, transfer and storage of equipment from closed restaurants of $0.5 million. Other expense, net of $1.3 million in the six months ended July 2, 2017 primarily consisted of costs related to the removal of signs and equipment for closed Pollo Tropical restaurants, severance for restaurant employees and the write-off of site costs related to locations that we decided not to develop, partially offset by expected business interruption proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire.
Interest Expense. Interest expense increased to $2.1 million in the six months ended July 1, 2018 from $1.2 million in the six months ended July 2, 2017 due to higher interest rates and a higher borrowing level under our senior credit facility.
Provision for (Benefit from) Income Taxes. The effective tax rate was 25.4% for the six months ended July 1, 2018 and 35.3% for the six months ended July 2, 2017. The provision for income taxes for the six months ended July 1, 2018 was derived using an estimated annual effective tax rate of 24.3%, which excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million. The benefit from income taxes for the six months ended July 2, 2017 was derived using an estimated effective annual income tax rate of 37.3%, excluding the discrete impact of a tax deficiency from the vesting of restricted shares and the tax benefit resulting from impairment and other lease charges of $0.2 million and $15.8 million, respectively.
Net Income (Loss). As a result of the foregoing, we had net income of $13.7 million in the six months ended July 1, 2018 compared to a net loss of $(17.2) million in the six months ended July 2, 2017.
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

Operating Activities. Net cash provided by operating activities in the first six months of 2018 and 2017 was $26.3 million and $35.4 million, respectively. The decrease in net cash provided by operating activities in the six months ended July 1, 2018 was primarily driven by the decrease in Adjusted EBITDA and the timing of payments.
Investing Activities. Net cash used in investing activities in the first six months of 2018 and 2017 was $22.1 million and $26.2 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing repair, reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Six Months Ended July 1, 2018:
New restaurant development	$6,378	$5,673	$—	$12,051
Restaurant remodeling	105	194	—	299
Other restaurant capital expenditures(1)	4,726	5,300	—	10,026
Corporate and restaurant information systems	1,826	2,744	342	4,912
Total capital expenditures	$13,035	$13,911	$342	$27,288
Number of new restaurant openings	4	6	—	10
Six Months Ended July 2, 2017:
New restaurant development	$13,878	$4,918	$—	$18,796
Restaurant remodeling	934	27	—	961
Other restaurant capital expenditures(1)	1,546	2,041	—	3,587
Corporate and restaurant information systems	548	1,030	1,231	2,809
Total capital expenditures	$16,906	$8,016	$1,231	$26,153
Number of new restaurant openings	6	3		9
(1)Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended July 1, 2018 and July 2, 2017, total restaurant repair and maintenance expenses were approximately $11.0 million and $9.6 million, respectively.
Cash used in investing activities in the first six months of 2018 included net proceeds from the sales of three restaurant properties of $4.7 million. In addition, we received property damage insurance proceeds totaling $0.5 million related to a closed Taco Cabana restaurants that suffered flood damages due to Hurricane Harvey and a Taco Cabana restaurant that was temporarily closed due to a fire.
In 2018, we expect to open seven new Company-owned Pollo Tropical restaurants in Florida and seven new Company-owned Taco Cabana restaurants in Texas, including five conversions from closed Pollo Tropical restaurants to Taco Cabana restaurants, four of which were completed in the second quarter of 2018. Total capital expenditures in 2018 are expected to be at the high-end of $60.0 million to $70.0 million including $22.0 million to $25.0 million for the development of new restaurants.
Financing Activities. Net cash used in financing activities in the first six months of 2018 was $3.2 million and included net revolving credit borrowing repayments under our senior credit facility of $2.0 million combined with $1.0 million in payments to repurchase our common stock. Net cash used in financing activities in the first six months of 2017 included net revolving credit borrowing repayments under our senior credit facility of $9.0 million.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including up to $15 million available for letters of credit) and matures on November 30, 2022. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On July 1, 2018, there were $73.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio
(with a margin of 1.50% as of July 1, 2018), or

2) the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.50% as of July 1, 2018).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.35%, based on our Adjusted Leverage Ratio, (with a margin of 0.35% as of July 1, 2018) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of July 1, 2018, we were in compliance with the covenants under our senior credit facility. After reserving $4.0 million for letters of credit issued under the senior credit facility, $73.0 million was available for borrowing under the senior credit facility at July 1, 2018.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Basis of Presentation” footnote in the notes to our consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the six months ended July 1, 2018.

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

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

Net income (loss)	$9,493	$(2,160)	$13,677	$(17,220)
Provision for (benefit from) income taxes	3,021	(772)	4,646	(9,414)
Income (loss) before taxes	12,514	(2,932)	18,323	(26,634)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	9,170	8,596	18,169	17,782
Impairment and other lease charges	784	10,762	122	43,176
Interest expense	986	654	2,055	1,238
Other expense (income), net	(3,545)	798	(3,179)	1,252
Stock-based compensation expense in restaurant wages	33	(74)	50	35
Unused pre-production costs in advertising expense(1)	—	88	—	410
Total Non-general and administrative expense adjustments	7,428	20,824	17,217	63,893
General and administrative expense adjustments:
Stock-based compensation expense	984	1,248	1,856	1,785
Terminated capital project(2)	—	13	—	849
Board and shareholder matter costs(3)	(597)	3,099	(597)	3,903
Strategic Renewal Plan restructuring costs and retention bonuses(4)	15	1,869	503	2,014
Legal settlements and related costs(5)	(167)	—	(167)	(473)
Total General and administrative expense adjustments	235	6,229	1,595	8,078
Consolidated Adjusted EBITDA:	$20,177	$24,121	$37,135	$45,337
(1)Unused pre-production costs for the three and six months ended July 2, 2017, include costs for advertising pre-production that were not used.
(2)Terminated capital project costs for the three and six months ended July 2, 2017, include costs related to the write-off of a capital project that was terminated in the first quarter of 2017.
(3)Board and shareholder matter costs for the three and six months ended July 1, 2018 include fee reductions and final insurance recoveries related to 2017 shareholder activism costs. Board and shareholder matter costs for the three and six months ended and July 2, 2017 include fees related to shareholder activism and CEO and board member searches.
(4)Strategic Renewal Plan restructuring costs and retention bonuses for the three and six months ended July 1, 2018 and July 2, 2017, include severance related to the Strategic Renewal Plan and reduction in force and bonuses paid to certain employees for retention purposes.
(5)Legal settlements and related costs for the three and six months ended July 1, 2018 and six months ended July 2, 2017, include reductions to final settlement amounts and benefits related to litigation matters.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Taco Cabana
July 1, 2018:
Adjusted EBITDA:	$15,529	$4,648
Restaurant-level Adjustments:
Add: Pre-opening costs	341	536
Add: Other general and administrative expense(1)	6,850	5,734
Less: Franchise royalty revenue and fees	459	216
Restaurant-level Adjusted EBITDA:	$22,261	$10,702

July 2, 2017:
Adjusted EBITDA:	$17,139	$6,982
Restaurant-level Adjustments:
Add: Pre-opening costs	451	459
Add: Other general and administrative expense(1)	7,106	5,661
Less: Franchise royalty revenue and fees	427	192
Restaurant-level Adjusted EBITDA:	$24,269	$12,910

Six Months Ended	Pollo Tropical	Taco Cabana
July 1, 2018:
Adjusted EBITDA	$29,976	$7,159
Restaurant-level Adjustments:
Add: Pre-opening costs	565	693
Add: Other general and administrative expense(1)	14,227	11,916
Less: Franchise royalty revenue and fees	923	403
Restaurant-level Adjusted EBITDA:	$43,845	$19,365

July 2, 2017:
Adjusted EBITDA	$31,861	$13,476
Restaurant-level Adjustments:
Add: Pre-opening costs	783	551
Add: Other general and administrative expense(1)	15,096	11,520
Less: Franchise royalty revenue and fees	876	373
Restaurant-level Adjusted EBITDA:	$46,864	$25,174
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2018.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the second quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

On November 24, 2015, Pollo Tropical received a legal demand letter alleging that assistant managers were misclassified as exempt from overtime wages under the Fair Labor Standards Act. On September 30, 2016, prior to any suit being filed, Pollo Tropical reached a settlement with seven named individuals and a proposed collective action class that allowed current and former assistant managers to receive notice and opt-in to the settlement. Pollo Tropical denies any liability or unlawful conduct. The settlement was approved by a Florida state judge on December 27, 2017 which resulted in dismissal with prejudice for the named individuals and all individuals that opted-in to the settlement. We reserved $0.8 million in 2016 to cover the estimated costs related to the settlement. During the second quarter of 2018, we paid all settlement claims costs and recognized a reduction in legal settlement costs of $0.2 million.

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

The following table sets forth information with respect to repurchases of our common stock during the quarter ended July 1, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2018 to April 29, 2018	—	$—	—	1,481,594
April 30, 2018 to June 3, 2018	16,764	24.14	16,764	1,464,830
June 4, 2018 to July 1, 2018	7,735	25.56	7,735	1,457,095
Total	24,499		24,499

(1) Shares purchased in open market transactions.

Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information

On August 3, 2018, we entered into an agreement (the "Dinkins Agreement") with Anthony Dinkins, our Senior Vice President, Human Resources, which provides that upon termination of Mr. Dinkins' employment by us without Cause (as defined in the Dinkins Agreement) or termination of Mr. Dinkins' employment by Mr. Dinkins with Good Reason (as defined in the Dinkins Agreement), Mr. Dinkins is entitled to (i) an amount equal to one times Mr. Dinkins' highest annual base salary in effect prior to the date Mr. Dinkins' employment is terminated (plus interest equal to the Prime Rate (as defined in the Dinkins Agreement) plus three percent, with such interest accruing from the date of termination of employment until the date of payment) and (ii) an amount equal to a pro rata portion of the aggregate bonus under our Executive Bonus Plan (as defined in the Dinkins Agreement) for the year in which Mr. Dinkins' employment is terminated (plus any earned and unpaid bonus amounts under our Executive Bonus Plan for the year prior to the year in which Mr. Dinkins' employment is terminated). A copy of the Dinkins Agreement is attached hereto as Exhibit 10.1 and is incorporated by reference herein.

On August 3, 2018, we entered into a First Amendment to Agreement (the "Mayer Amendment") to the Agreement (the "Mayer Original Agreement" and together with the Mayer Amendment, the "Mayer Agreement") dated November 15, 2017 between Fiesta and Maria C. Mayer, our Senior Vice President, General Counsel and Secretary, which amended the definition of Cause under the Mayer Agreement. A copy of the Mayer Amendment is attached hereto as Exhibit 10.2 and is incorporated by reference herein.

On August 3, 2018, we entered into a First Amendment to Agreement (the "Locke Amendment") to the Agreement (the "Locke Original Agreement" and together with the Locke Amendment, the "Locke Agreement") dated October 12, 2017 between Fiesta and Charles Locke, our President of Taco Cabana, which amended the definition of Cause under the Locke Agreement. A copy of the Locke Agreement is attached hereto as Exhibit 10.3 and is incorporated by reference herein.

Item 6.    Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.

10.1	Agreement dated as of August 3, 2018 by and between Fiesta Restaurant Group, Inc. and Anthony Dinkins. +

10.2	First Amendment to Agreement dated as of August 3, 2018 by and between Fiesta Restaurant Group, Inc. and Maria C. Mayer. +

10.3	First Amendment to Agreement dated as of August 3, 2018 by and between Fiesta Restaurant Group, Inc. and Charles Locke. +

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: August 6, 2018	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: August 6, 2018	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Senior Vice President, Chief Financial Officer and Treasurer

Date: August 6, 2018	/S/ CHERI L. KINDER
(Signature)
Cheri L. Kinder Vice President, Corporate Controller