Form 10-Q
period 2018-09-30
Fiesta Restaurant Group, Inc.
filed 2018-11-05
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on their Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 31, 2018, Fiesta Restaurant Group, Inc. had 27,256,842 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2018

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$5,743	$3,599
Accounts receivable	9,462	9,830
Inventories	2,761	2,880
Prepaid rent	3,360	3,300
Income tax receivable	16,059	11,334
Prepaid expenses and other current assets	6,970	10,105
Total current assets	44,355	41,048
Property and equipment, net	235,609	234,561
Goodwill	123,484	123,484
Deferred income taxes	9,376	17,232
Other assets	7,074	6,988
Total assets	$419,898	$423,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$106	$98
Accounts payable	16,042	20,293
Accrued payroll, related taxes and benefits	11,813	11,776
Accrued real estate taxes	6,525	5,860
Other current liabilities	15,052	21,817
Total current liabilities	49,538	59,844
Long-term debt, net of current portion	71,664	76,425
Deferred income—sale-leaseback of real estate	20,765	23,466
Other non-current liabilities	30,474	32,062
Total liabilities	172,441	191,797
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 27,258,395 and 27,086,958 shares issued, respectively, and 26,865,639 and 26,847,458 shares outstanding, respectively	270	268
Additional paid-in capital	169,465	166,823
Retained earnings	80,206	64,425
Treasury stock, at cost; 97,358 shares	(2,484)	—
Total stockholders' equity	247,457	231,516
Total liabilities and stockholders' equity	$419,898	$423,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND OCTOBER 1, 2017
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenues:
Restaurant sales	$173,966	$158,100	$518,951	$505,082
Franchise royalty revenues and fees	682	591	2,008	1,840
Total revenues	174,648	158,691	520,959	506,922
Costs and expenses:
Cost of sales	56,021	49,151	166,275	150,827
Restaurant wages and related expenses (including stock-based compensation expense of $6, $9, $56 and $44, respectively)	47,943	44,649	142,103	139,050
Restaurant rent expense	9,129	9,104	26,861	27,881
Other restaurant operating expenses	27,294	24,856	75,398	73,560
Advertising expense	6,472	5,885	18,046	17,716
General and administrative (including stock-based compensation expense of $732, $938, $2,588 and $2,723, respectively)	13,284	12,057	41,023	46,751
Depreciation and amortization	9,739	8,483	27,908	26,265
Pre-opening costs	223	544	1,481	1,878
Impairment and other lease charges	6,417	15,905	6,539	59,081
Other expense (income), net	47	469	(3,132)	1,721
Total operating expenses	176,569	171,103	502,502	544,730
Income (loss) from operations	(1,921)	(12,412)	18,457	(37,808)
Interest expense	924	672	2,979	1,910
Income (loss) before income taxes	(2,845)	(13,084)	15,478	(39,718)
Benefit from income taxes	(4,892)	(4,827)	(246)	(14,241)
Net income (loss)	$2,047	$(8,257)	$15,724	$(25,477)
Earnings per common share:
Basic	$0.08	$(0.31)	$0.58	$(0.95)
Diluted	0.08	(0.31)	0.58	(0.95)
Weighted average common shares outstanding:
Basic	26,954,285	26,845,568	26,900,716	26,811,610
Diluted	26,958,874	26,845,568	26,905,391	26,811,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND OCTOBER 1, 2017
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2017	26,755,640	$267	$163,204	$100,704	$—	$264,175
Stock-based compensation	—	—	2,767	—	—	2,767
Vesting of restricted shares	91,169	1	—	—	—	1
Cumulative effect of adopting a new accounting standard	—	—	73	(47)	—	26
Net loss	—	—	—	(25,477)	—	(25,477)
Balance at October 1, 2017	26,846,809	$268	$166,044	$75,180	$—	$241,492

Balance at December 31, 2017	26,847,458	$268	$166,823	$64,425	$—	$231,516
Stock-based compensation	—	—	2,644	—	—	2,644
Vesting of restricted shares	115,539	2	(2)	—	—	—
Cumulative effect of adopting a new accounting standard (Note 1)	—	—	—	57	—	57
Purchase of treasury stock	(97,358)	—	—	—	(2,484)	(2,484)
Net income	—	—	—	15,724	—	15,724
Balance at September 30, 2018	26,865,639	$270	$169,465	$80,206	$(2,484)	$247,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND OCTOBER 1, 2017
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2018	October 1, 2017
Operating activities:
Net income (loss)	$15,724	$(25,477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on disposals of property and equipment	(1,167)	1,020
Stock-based compensation	2,644	2,767
Impairment and other lease charges	6,539	59,081
Depreciation and amortization	27,908	26,265
Amortization of deferred financing costs	203	231
Amortization of deferred gains from sale-leaseback transactions	(2,698)	(2,703)
Deferred income taxes	7,856	(16,886)
Changes in other operating assets and liabilities	(12,721)	3,355
Net cash provided by operating activities	44,288	47,653
Investing activities:
Capital expenditures:
New restaurant development	(17,897)	(23,994)
Restaurant remodeling	(234)	(2,280)
Other restaurant capital expenditures	(15,536)	(7,650)
Corporate and restaurant information systems	(6,256)	(4,615)
Total capital expenditures	(39,923)	(38,539)
Proceeds from disposals of properties	4,676	—
Proceeds from insurance recoveries	813	—
Net cash used in investing activities	(34,434)	(38,539)
Financing activities:
Borrowings on revolving credit facility	18,000	7,000
Repayments on revolving credit facility	(23,000)	(16,000)
Principal payments on capital leases	(76)	(66)
Financing costs associated with issuance of debt	(150)	—
Payments to purchase treasury stock	(2,484)	—
Net cash used in financing activities	(7,710)	(9,066)
Net change in cash	2,144	48
Cash, beginning of period	3,599	4,196
Cash, end of period	$5,743	$4,244
Supplemental disclosures:
Interest paid on long-term debt	$2,505	$1,756
Interest paid on lease financing obligations	—	83
Accruals for capital expenditures	5,338	7,950
Income tax payments (refunds), net	(3,360)	3,003
Capital lease obligations incurred	322	—
Non-cash reduction of lease financing obligations	—	1,664
Non-cash reduction of assets under lease financing obligations	—	1,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively "Pollo Tropical") and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the "Company." At September 30, 2018, the Company owned and operated 150 Pollo Tropical® restaurants and 171 Taco Cabana® restaurants. The Pollo Tropical restaurants included 141 located in Florida and 9 located in Georgia. All of the Taco Cabana restaurants are located in Texas. At September 30, 2018, the Company franchised a total of 30 Pollo Tropical restaurants and eight Taco Cabana restaurants. The franchised Pollo Tropical restaurants included 17 in Puerto Rico, four in Panama, two in Guyana, one in the Bahamas, five on college campuses and one at a hospital in Florida. The franchised Taco Cabana restaurants included six in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 31, 2017 contained 52 weeks. The three and nine months ended September 30, 2018 and October 1, 2017 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending December 30, 2018 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 and October 1, 2017 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2018 and October 1, 2017 are not necessarily indicative of the results to be expected for the full year.
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
Guidance Adopted in 2018. In May 2014, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the guidance in former Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted this new accounting standard and all the related amendments as of January 1, 2018 using the modified retrospective method, and recognized a total cumulative effect adjustment to increase retained earnings by less than $0.1 million, which consisted of a $0.3 million increase related to gift card breakage and a $0.3 million decrease related to initial franchise and area development fees, as a result of adopting the standard. The new standard did not impact the Company’s recognition of revenue from Company-owned and operated restaurants or its recognition of sale-based royalties from restaurants operated by franchisees. The comparative period information has not been restated and continues to be reported under the accounting standard in effect for those periods. When compared to the previous accounting policies, the impact of adopting the new standard was immaterial to current and non-current other liabilities and retained earnings at January 1, 2018 and to net income for the three and nine months ended September 30, 2018. The adoption of the new standard had no impact on the Company's consolidated statements of cash flows.
Revenue Recognition. Revenue is recognized upon transfer of promised products or services to customers in an amount that reflects the consideration the Company received in exchange for those products or services. Revenues from the Company's owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues are based on a percent of gross sales and are recorded as income when earned. Initial franchise fees and area development fees associated with new franchise agreements are not distinct from the continuing rights and services offered by the Company during the term of the

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

related franchise agreements and are recognized as income over the term of the related franchise agreements. A portion of the initial franchise fee is allocated to training services and is recognized as revenue when the Company completes the training services. Prior to adopting Topic 606, the Company recognized initial franchise fees as revenue in the period that a franchised location opened for business. See Note 6—Business Segment Information.
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
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect management's own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•
Current Assets and Liabilities. The carrying values reported on the balance sheet of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of those financial instruments.

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $69.9 million at September 30, 2018, and $75.0 million at December 31, 2017. The carrying value of the Company's senior credit facility was $70.0 million at September 30, 2018 and $75.0 million at December 31, 2017.

Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. See Note 3—Impairment of Long-Lived Assets.
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
2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	September 30, 2018	December 31, 2017
Prepaid contract expenses	$3,670	$3,681
Assets held for sale(1)	—	2,705
Other	3,300	3,719
	$6,970	$10,105

(1) Two closed Pollo Tropical restaurant properties owned by the Company that were classified as held for sale as of December 31, 2017 were sold in 2018 for a total of $3.3 million.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

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

A summary of impairment on long-lived assets and other lease charges (recoveries) recorded by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Pollo Tropical	$3,295	$13,729	$3,439	$56,336
Taco Cabana	3,122	2,176	3,100	2,745
	$6,417	$15,905	$6,539	$59,081

The Company recognized impairment charges totaling $5.7 million in the three months ended September 30, 2018 related to management's ongoing assessment of the Company's restaurant portfolio in light of continued sales declines at certain underperforming restaurants. Impairment and other lease charges for the three and nine months ended September 30, 2018 for Pollo Tropical include impairment charges of $3.4 million and $3.6 million, respectively, related primarily to impairment of three underperforming restaurants that the Company continues to operate and a benefit of $(0.1) million in net lease charge recoveries related to certain previously closed restaurants due to adjustments to estimates of future lease costs. Impairment and other lease charges for the three and nine months ended September 30, 2018 for Taco Cabana include impairment charges of $2.4 million and $2.6 million, respectively, related primarily to impairment of five underperforming restaurants that the Company continues to operate and other lease charges, net of recoveries, of $0.7 million and $0.5 million, respectively, due primarily to lease charges related to an office relocation in the third quarter of 2018 and other lease charges, net of recoveries, related to certain previously closed restaurants due to adjustments to estimates of future lease costs.
In conjunction with the Strategic Renewal Plan to drive long-term shareholder value creation, Pollo Tropical recognized impairment charges of $15.6 million and $51.3 million for the three and nine months ended October 1, 2017, respectively. In addition, Pollo Tropical recognized a $(1.9) million net benefit related to lease charge recoveries and $5.0 million of lease charges, net of recoveries, for the three and nine months ended October 1, 2017, respectively. These charges were due primarily to impairment and closures of underperforming Pollo Tropical restaurants in 2017 and the net benefit related to lease charge recoveries during the third quarter of 2017 was due to closed restaurant lease terminations, assignments and other adjustments to estimates of future lease costs. Impairment and other lease charges for Taco Cabana consisted of impairment charges of $0.9 million and $1.4 million for the three and nine months ended October 1, 2017, respectively, and other lease charges of $1.3 million for the three and nine months ended October 1, 2017. These charges were due primarily to impairment and closures of underperforming Taco Cabana restaurants in 2017.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company’s history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the nine months ended September 30, 2018 and October 1, 2017 totaled $1.2 million and $13.5 million, respectively, which primarily consisted of equipment for the nine months ended September 30, 2018 and leasehold improvements related to Pollo Tropical restaurants that were or will be rebranded as Taco Cabana restaurants and the estimated fair value of owned properties for the nine months ended October 1, 2017.
4. Other Liabilities
Other current liabilities consist of the following:

	September 30, 2018	December 31, 2017
Accrued workers' compensation and general liability claims	$5,401	$5,083
Sales and property taxes	2,299	2,279
Accrued occupancy costs	4,959	7,813
Other	2,393	6,642
	$15,052	$21,817

Other non-current liabilities consist of the following:

	September 30, 2018	December 31, 2017
Accrued occupancy costs	$20,007	$20,985
Deferred compensation	826	1,029
Accrued workers’ compensation and general liability claims	6,099	6,102
Other	3,542	3,946
	$30,474	$32,062

Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-restaurant reserve, of which $3.3 million and $5.3 million are included in non-current accrued occupancy costs at September 30, 2018 and December 31, 2017, respectively, with the remainder in current accrued occupancy costs.

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Balance, beginning of period	$12,994	$4,912
Provisions for restaurant closures	—	8,767
Additional lease charges (recoveries), net	413	(1,301)
Payments, net	(5,741)	(5,528)
Other adjustments(1)	388	6,144
Balance, end of period	$8,054	$12,994

(1) For the year ended December 31, 2017, includes the transfer of accruals to expense operating lease payments on a straight-line basis.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

5. Stockholders' Equity

Purchase of Treasury Stock

On February 26, 2018, the Company announced that its board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 97,358 shares of its common stock under the program in open market transactions during the nine months ended September 30, 2018 for $2.5 million. The repurchased shares are held as treasury stock at cost.

Stock-Based Compensation

During the nine months ended September 30, 2018, the Company granted certain employees, non-employee directors and a non-employee food and beverage consultant a total of 187,747 non-vested restricted shares under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). The shares granted to employees generally vest and become non-forfeitable over a four-year vesting period. The shares granted to non-employee directors, the non-employee food and beverage consultant and a new non-employee director vest and become non-forfeitable over a one-, three- and five-year vesting period, respectively. The weighted average fair value at grant date for non-vested shares issued during the nine months ended September 30, 2018 and October 1, 2017 was $19.02 and $20.84 per share, respectively.
During the nine months ended September 30, 2018, the Company granted certain executives a total of 112,169 restricted stock units under the Fiesta Plan, which vest in three tranches over a three-year vesting period. The restricted stock units granted to executives are subject to continued service and attainment of specified share prices of the Company's common stock for a specified period of time within each vesting period. Each tranche vests by the end of a one-year period if the specified target stock price condition for that year is met. If the specified target stock price condition for any tranche is not met for the year, the cumulative unearned units will be rolled over to subsequent tranches on a pro rata basis. For the restricted stock units granted to executives in the nine months ended September 30, 2018, the number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 112,169 shares, if the service and market performance conditions are met in the last vesting period. The weighted average fair value at grant date for the restricted stock units granted to executives in the nine months ended September 30, 2018 and October 1, 2017 was $6.96 and $12.13 per share, respectively.
During the nine months ended October 1, 2017, the Company granted certain employees restricted stock units under the Fiesta Plan. The restricted stock units granted during the nine months ended October 1, 2017 vest and become non-forfeitable at the end of a four-year vesting period. The weighted average fair value at grant date for these restricted stock units issued to employees during the nine months ended October 1, 2017 was $20.75 per share.
Stock-based compensation expense for the three and nine months ended September 30, 2018 was $0.7 million and $2.6 million, respectively, and for the three and nine months ended October 1, 2017 was $0.9 million and $2.8 million, respectively. At September 30, 2018, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $5.8 million. At September 30, 2018, the remaining weighted average vesting period for non-vested restricted shares was 2.7 years and restricted stock units was 1.3 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of all non-vested restricted shares and restricted stock units activity for the nine months ended September 30, 2018 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	239,500	$24.81	143,946	$23.11
Granted	187,747	19.02	112,169	6.96
Vested and released	(105,240)	25.62	(10,344)	45.76
Forfeited	(26,609)	22.56	(13,851)	52.93
Outstanding at September 30, 2018	295,398	$20.66	231,920	$12.51

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The "Other" column includes corporate-related items not allocated to reportable segments and consists primarily of corporate-owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts and a current income tax receivable.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 30, 2018:
Restaurant sales	$93,592	$80,374	$—	$173,966
Franchise revenue	453	229	—	682
Cost of sales	31,219	24,802	—	56,021
Restaurant wages and related expenses(1)	21,947	25,996	—	47,943
Restaurant rent expense	4,392	4,737	—	9,129
Other restaurant operating expenses	13,521	13,773	—	27,294
Advertising expense	3,413	3,059	—	6,472
General and administrative expense(2)	7,291	5,993	—	13,284
Adjusted EBITDA	12,544	2,493	—	15,037
Depreciation and amortization	5,438	4,301	—	9,739
Capital expenditures	4,621	7,489	525	12,635
October 1, 2017:
Restaurant sales	$87,888	$70,212	$—	$158,100
Franchise revenue	396	195	—	591
Cost of sales	28,527	20,624	—	49,151
Restaurant wages and related expenses(1)	21,208	23,441	—	44,649
Restaurant rent expense	4,655	4,449	—	9,104
Other restaurant operating expenses	13,034	11,822	—	24,856
Advertising expense	4,980	905	—	5,885
General and administrative expense(2)	6,647	5,410	—	12,057
Adjusted EBITDA	9,396	3,776	—	13,172
Depreciation and amortization	5,187	3,296	—	8,483
Capital expenditures	6,302	5,471	613	12,386

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Nine Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 30, 2018:
Restaurant sales	$283,447	$235,504	$—	$518,951
Franchise revenue	1,376	632	—	2,008
Cost of sales	93,716	72,559	—	166,275
Restaurant wages and related expenses(1)	65,652	76,451	—	142,103
Restaurant rent expense	13,024	13,837	—	26,861
Other restaurant operating expenses	38,270	37,128	—	75,398
Advertising expense	9,859	8,187	—	18,046
General and administrative expense(2)	22,256	18,767	—	41,023
Adjusted EBITDA	42,520	9,652	—	52,172
Depreciation and amortization	16,117	11,791	—	27,908
Capital expenditures	17,656	21,400	867	39,923
October 1, 2017:
Restaurant sales	$281,572	$223,510	$—	$505,082
Franchise revenue	1,272	568	—	1,840
Cost of sales	87,430	63,397	—	150,827
Restaurant wages and related expenses(1)	66,945	72,105	—	139,050
Restaurant rent expense	14,502	13,379	—	27,881
Other restaurant operating expenses	39,353	34,207	—	73,560
Advertising expense	11,316	6,400	—	17,716
General and administrative expense(2)	26,161	20,590	—	46,751
Adjusted EBITDA	41,257	17,252	—	58,509
Depreciation and amortization	16,705	9,560	—	26,265
Capital expenditures	23,208	13,487	1,844	38,539
Identifiable Assets:
September 30, 2018	$212,704	$174,575	$32,619	$419,898
December 31, 2017	227,194	167,237	28,882	423,313

(1) Includes stock-based compensation expense of $6 and $56 for the three and nine months ended September 30, 2018, respectively, and $9 and $44 for the three and nine months ended October 1, 2017, respectively.
(2) Includes stock-based compensation expense of $732 and $2,588 for the three and nine months ended September 30, 2018, respectively, and $938 and $2,723 for the three and nine months ended October 1, 2017, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Taco Cabana	Consolidated
September 30, 2018:
Net income			$2,047
Benefit from income taxes			(4,892)
Income (loss) before taxes	$2,976	$(5,821)	$(2,845)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,438	4,301	9,739
Impairment and other lease charges	3,295	3,122	6,417
Interest expense	448	476	924
Other expense (income), net	(29)	76	47
Stock-based compensation expense in restaurant wages	4	2	6
Total non-general and administrative expense adjustments	9,156	7,977	17,133
General and administrative expense adjustments:
Stock-based compensation expense	407	325	732
Strategic Renewal Plan restructuring costs and retention bonuses	5	12	17
Total general and administrative expense adjustments	412	337	749
Adjusted EBITDA	$12,544	$2,493	$15,037

October 1, 2017:
Net loss			$(8,257)
Benefit from income taxes			(4,827)
Loss before taxes	$(10,816)	$(2,268)	$(13,084)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,187	3,296	8,483
Impairment and other lease charges	13,729	2,176	15,905
Interest expense	329	343	672
Other expense (income), net	574	(105)	469
Stock-based compensation expense in restaurant wages	(4)	13	9
Total non-general and administrative expense adjustments	19,815	5,723	25,538
General and administrative expense adjustments:
Stock-based compensation expense	587	351	938
Board and shareholder matter costs	(89)	(66)	(155)
Strategic Renewal Plan restructuring costs and retention bonuses	51	36	87
Office restructuring and relocation costs	(152)	—	(152)
Total general and administrative expense adjustments	397	321	718
Adjusted EBITDA	$9,396	$3,776	$13,172

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Nine Months Ended	Pollo Tropical	Taco Cabana	Consolidated
September 30, 2018:
Net income			$15,724
Benefit from income taxes			(246)
Income (loss) before taxes	$21,901	$(6,423)	$15,478
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	16,117	11,791	27,908
Impairment and other lease charges	3,439	3,100	6,539
Interest expense	1,467	1,512	2,979
Other expense (income), net	(1,577)	(1,555)	(3,132)
Stock-based compensation expense in restaurant wages	23	33	56
Total non-general and administrative expense adjustments	19,469	14,881	34,350
General and administrative expense adjustments:
Stock-based compensation expense	1,458	1,130	2,588
Board and shareholder matter costs	(328)	(269)	(597)
Strategic Renewal Plan restructuring costs and retention bonuses	187	333	520
Legal settlements and related costs	(167)	—	(167)
Total general and administrative expense adjustments	1,150	1,194	2,344
Adjusted EBITDA	$42,520	$9,652	$52,172

October 1, 2017:
Net loss			$(25,477)
Benefit from income taxes			(14,241)
Loss before taxes	$(39,414)	$(304)	$(39,718)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	16,705	9,560	26,265
Impairment and other lease charges	56,336	2,745	59,081
Interest expense	873	1,037	1,910
Other expense (income), net	1,624	97	1,721
Stock-based compensation expense in restaurant wages	(4)	48	44
Unused pre-production costs in advertising expense	322	88	410
Total non-general and administrative expense adjustments	75,856	13,575	89,431
General and administrative expense adjustments:
Stock-based compensation expense	1,542	1,181	2,723
Terminated capital project	484	365	849
Board and shareholder matter costs	2,136	1,612	3,748
Strategic Renewal Plan restructuring costs and retention bonuses	1,278	823	2,101
Office restructuring and relocation costs	(152)	—	(152)
Legal settlements and related costs	(473)	—	(473)
Total general and administrative expense adjustments	4,815	3,981	8,796
Adjusted EBITDA	$41,257	$17,252	$58,509

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

7. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during each period. Non-vested restricted shares contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares and are thus considered participating securities. The impact of the participating securities is included in the computation of basic EPS pursuant to the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. EPS is computed by dividing undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the weighted average shares outstanding during the period.
Diluted EPS reflects the potential dilution that could occur if the restricted stock units were to be converted into common shares. Restricted stock units with performance conditions are only included in the diluted EPS calculation to the extent that performance conditions have been met at the measurement date. Diluted EPS is computed by adjusting the basic weighted average number of common shares by the dilutive effect of the restricted stock units, determined using the treasury stock method.
Weighted average outstanding restricted stock units totaling 568 and 746 shares were not included in the computation of diluted EPS for the three and nine months ended September 30, 2018, respectively, because including them would have been antidilutive. For the three and nine months ended October 1, 2017, all restricted stock units outstanding were excluded from the computation of diluted EPS because including them would have been antidilutive as a result of the net loss in these periods.
The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Basic and diluted EPS:
Net income (loss)	$2,047	$(8,257)	$15,724	$(25,477)
Less: income allocated to participating securities	23	—	171	—
Net income (loss) available to common shareholders	$2,024	$(8,257)	$15,553	$(25,477)
Weighted average common shares—basic	26,954,285	26,845,568	26,900,716	26,811,610
Restricted stock units	4,589	—	4,675	—
Weighted average common shares—diluted	26,958,874	26,845,568	26,905,391	26,811,610

Earnings per common share—basic	$0.08	$(0.31)	$0.58	$(0.95)
Earnings per common share—diluted	0.08	(0.31)	0.58	(0.95)

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

The maximum potential liability for future rental payments that the Company could be required to make under these leases at September 30, 2018 was $3.7 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

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
Contingency Related to Insurance Recoveries. During the third quarter of 2017, Texas and Florida were struck by Hurricanes Harvey and Irma (the "Hurricanes"). Forty-three Taco Cabana restaurants in the Houston metropolitan area and all Pollo Tropical restaurants in Florida and the Atlanta metropolitan area were temporarily closed and affected by the Hurricanes to varying degrees (e.g. property preparation and damages, inventory losses, payments to hourly employees while restaurants were closed and lost business related to temporary closures). In 2017, the Company recorded certain expected insurance proceeds in accounts receivable of $0.7 million and $0.4 million for Pollo Tropical and Taco Cabana, respectively. In the nine months ended September 30, 2018, the Company received business interruption and property damage insurance settlement proceeds of $2.8 million and $1.4 million for Pollo Tropical and Taco Cabana, respectively, and recognized other income of $2.1 million and $1.0 million for Pollo Tropical and Taco Cabana, respectively, related to the Hurricanes. The Company has received a final settlement related to Hurricane Irma as of September 30, 2018 and expects to record additional insurance proceeds related to Hurricane Harvey at the time of final settlement.
9. Income Taxes
Tax Law Changes. On December 22, 2017, the Tax Cuts and Jobs Act (the "Act"), which includes a provision that reduced the federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, was signed into law. In accordance with generally accepted accounting principles, the enactment of this new tax legislation required the Company to revalue its net deferred income tax assets at the new corporate statutory rate of 21.0% as of the enactment date, which resulted in an adjustment to its deferred income taxes of $9.0 million with a corresponding increase to the provision for income taxes as a discrete item during the fourth quarter of 2017. In 2018, in conjunction with a cost segregation study conducted prior to filing its 2017 federal income tax return, the Company changed the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions. Changes in the Company's 2017 federal income tax return from the amounts recorded as of December 31, 2017 were primarily the result of changing the depreciable lives of assets for federal income tax purposes. These changes allowed the Company to record an incremental benefit of $3.9 million during the third quarter of 2018.
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impact of the Act, that, in effect, allows entities to use a methodology similar to the measurement period in a business combination. Pursuant to the disclosure provisions of SAB 118, the Company continues to evaluate the impact of the Act on various matters. The actual impact of the Act on the Company may differ from the provisional amounts recognized based on its reasonable estimates due to, among other things, changes in assumptions made in the Company's interpretation of the Act, guidance related to application of the Act that may be issued in the future, and actions that the Company may take as a result of the expected impact of the Act. The Company will adjust the amounts recognized related to the Act if more information becomes available. The Company did not make any measurement period adjustments related to the Act in the nine months ended September 30, 2018.

10. Recent Accounting Pronouncements
In February 2016, and in subsequent updates, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required with an option to use certain practical expedients. The Company intends to elect the transition method that allows it to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative period information will not be restated and will continue to be reported under the accounting standard in effect for those periods. The Company is currently evaluating the impact of the new standard on its financial statements. Although the impact is not currently estimable, the Company expects to recognize right-of-use lease assets and lease liabilities for most of the leases it currently accounts for as operating leases. The right-of-use lease assets to be recognized will be adjusted by certain closed-restaurant lease reserves, accrued rent (including accruals to expense operating lease payments on a straight-line basis) and unamortized lease incentives upon the adoption of Topic 842. The Company intends to elect the transition practical expedient package as well as the practical expedient to combine lease

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

and non-lease components of the contracts, which may result in reclassification of certain occupancy related expenses to restaurant rent expenses in the consolidated statement of operations. In addition, the Company will be required to record an initial adjustment to retained earnings associated with previously deferred gains on sale-leaseback transactions and will no longer receive the benefit to rent expense from amortizing such previously deferred gains on sale-leaseback transactions beginning in 2019. For any future sale-leaseback transactions, the gain (adjusted for any off-market terms) will be recognized immediately. Currently the Company amortizes sale-leaseback gains over the lease term. The Company has not assessed the potential impact of Topic 842 on its covenant financial ratios as the Company's senior credit facility does not give effect to any change in GAAP arising out of Topic 842. The Company is continuing its assessment of the impact of Topic 842 and may identify other impacts.
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
In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance will be effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted and may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the standard to have a material effect on its financial statements.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 31, 2017 contained 52 weeks. The three and nine months ended September 30, 2018 and October 1, 2017 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending December 30, 2018 will contain 52 weeks.
Company Overview

We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which have approximately 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature 24-hour citrus marinated chicken, offered bone-in or boneless, grilled or lightly battered and fried, and other freshly prepared tropical inspired menu items, while our Taco Cabana restaurants specialize in Mexican inspired food. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of September 30, 2018, we owned and operated 150 Pollo Tropical restaurants and 171 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of September 30, 2018, we had 24 franchised Pollo Tropical restaurants located in Puerto Rico, the Bahamas, Panama and Guyana, and five licensed locations on college campuses and one at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of September 30, 2018, we had six franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Recent Events Affecting our Results of Operations
Strategic Renewal Plan
On February 27, 2017, we announced the appointment of Richard C. Stockinger as Chief Executive Officer and President of the Company, effective February 28, 2017. Shortly thereafter, we developed and began implementing the Strategic Renewal Plan designed to significantly improve our core business model and drive long-term shareholder value creation, consisting of the following: 1) revitalizing restaurant performance in core markets; 2) managing capital and financial discipline; 3) establishing platforms for long-term growth; and 4) optimizing each brands' restaurant portfolio. We believe the continued implementation of the Strategic Renewal Plan in 2018, built on a number of foundational accomplishments in 2017, is positively impacting the operational and financial trajectory of the Company.
Hurricanes
During the third quarter of 2017, Texas and Florida were struck by Hurricanes Harvey and Irma (the "Hurricanes"). Forty-three Taco Cabana and two Pollo Tropical Company-owned restaurants in the Houston metropolitan area and all 149 Pollo Tropical Company-owned restaurants in Florida and the Atlanta metropolitan area were closed and affected by the Hurricanes to varying degrees (e.g. property preparation and damage, inventory losses, payment of hourly restaurant employees while restaurants were closed, lost business related to temporary closures, limited menu and modified hours of operations). Other Texas markets where we operate Company-owned restaurants including San Antonio were also affected by Hurricane Harvey, but to a lesser degree.

We estimate that the Hurricanes negatively impacted Adjusted EBITDA and income (loss) from operations by approximately $3.0 million to $4.0 million for Pollo Tropical and approximately $1.0 million to $1.5 million for Taco Cabana and negatively impacted comparable restaurant sales and transactions by approximately 5.5% to 6.5% for Pollo Tropical, and approximately 2.0% to 3.0% for Taco Cabana for the third quarter of 2017.

Tax Changes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act"), which includes a provision that reduced the federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, was signed into law. In accordance with generally accepted accounting principles, the enactment of this new tax legislation required us to revalue our net deferred income tax assets at the new corporate statutory rate of 21.0% as of the enactment date in 2017. In 2018, in conjunction with a cost segregation study conducted prior to filing our 2017 federal income tax return, we changed the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions. Changes in our 2017 federal income tax return from the amounts recorded as of December 31, 2017 were primarily the result of changing the depreciable lives of assets for federal income tax purposes. These changes allowed us to record an incremental benefit of $3.9 million for the third quarter of 2018.
Executive Summary—Consolidated Operating Performance for the Three Months Ended September 30, 2018
Our third quarter 2018 results and highlights include the following:

•
We recognized net income of $2.0 million in the third quarter of 2018, or $0.08 per diluted share, compared to a net loss of $(8.3) million, or $(0.31) per diluted share in the third quarter of 2017, due primarily to a decrease in impairment and other lease charges from $15.9 million in the third quarter of 2017 to $6.4 million in the third quarter of 2018, the impact of the Hurricanes in 2017, the effect of changing the depreciation method for certain assets for federal income tax purposes and lower advertising expenses for Pollo Tropical. In addition, growth in comparable restaurant sales at both brands positively contributed to the increase in net income in the third quarter of 2018. The positive impact was offset by higher cost of sales at both brands in part attributable to the initiatives under the Strategic Renewal Plan to improve the guest experience, higher general and administrative expenses and higher advertising expenses for Taco Cabana as a result of the reduction of advertising in 2017 during the early stages of the Strategic Renewal Plan.

•
Total revenues increased 10.1% in the third quarter of 2018 to $174.6 million compared to $158.7 million in the third quarter of 2017, driven by an increase in comparable restaurant sales at both brands, and the net impact of opening new restaurants and closing underperforming restaurants in 2017. Comparable restaurant sales increased 6.5% for our Pollo Tropical restaurants resulting from an increase in average check of 5.2% and an increase in comparable restaurant transactions of 1.3%. Comparable restaurant sales increased 12.2% for our Taco Cabana restaurants resulting from an increase in average check of 12.1% and an increase in comparable restaurant transactions of 0.1%.

•
Consolidated Adjusted EBITDA increased $1.9 million in the third quarter of 2018 to $15.0 million compared to $13.2 million in the third quarter of 2017, driven primarily by the impact of the Hurricanes in 2017, higher comparable restaurant sales at both brands and lower advertising expenses at Pollo Tropical, partially offset by higher costs associated with the Strategic Renewal Plan to improve the guest experience, higher general and administrative expenses and higher advertising expenses at Taco Cabana. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

•
During the third quarter of 2018, we opened one Taco Cabana restaurant in Texas, which was converted from a closed Pollo Tropical location. During the third quarter of 2017, we opened two Pollo Tropical restaurants and three Taco Cabana restaurants and closed six Pollo Tropical restaurants and four Taco Cabana restaurants.

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total

December 31, 2017	146	31	177	166	7	173
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—
April 1, 2018	146	31	177	166	7	173
New	4	—	4	6	1	7
Closed	—	(1)	(1)	(2)	—	(2)
July 1, 2018	150	30	180	170	8	178
New	—	—	—	1	—	1
Closed	—	—	—	—	—	—
September 30, 2018	150	30	180	171	8	179

January 1, 2017	177	35	212	166	7	173
New	3	2	5	1	—	1
Closed	—	(3)	(3)	—	—	—
April 2, 2017	180	34	214	167	7	174
New	3	1	4	2	—	2
Closed	(30)	(3)	(33)	—	—	—
July 2, 2017	153	32	185	169	7	176
New	2	—	2	3	—	3
Closed	(6)	—	(6)	(4)	—	(4)
October 1, 2017	149	32	181	168	7	175
Three Months Ended September 30, 2018 Compared to Three Months Ended October 1, 2017
The following table sets forth, for the three months ended September 30, 2018 and October 1, 2017, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					53.8%	55.6%
Taco Cabana					46.2%	44.4%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	33.4%	32.5%	30.9%	29.4%	32.2%	31.1%
Restaurant wages and related expenses	23.4%	24.1%	32.3%	33.4%	27.6%	28.2%
Restaurant rent expense	4.7%	5.3%	5.9%	6.3%	5.2%	5.8%
Other restaurant operating expenses	14.4%	14.8%	17.1%	16.8%	15.7%	15.7%
Advertising expense	3.6%	5.7%	3.8%	1.3%	3.7%	3.7%
Pre-opening costs	0.1%	0.3%	0.1%	0.4%	0.1%	0.3%

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
Total revenues increased 10.1% to $174.6 million in the third quarter of 2018 from $158.7 million in the third quarter of 2017. Restaurant sales increased 10.0% to $174.0 million in the third quarter of 2018 from $158.1 million in the third quarter of 2017.
The following table presents the primary drivers of the increases in restaurant sales for both Pollo Tropical and Taco Cabana for the third quarter of 2018 compared to the third quarter of 2017 (in millions).

Pollo Tropical:
Increase in comparable restaurant sales	$5.3
Incremental sales related to new restaurants, net of closed restaurants	0.4
Total increase	$5.7

Taco Cabana:
Increase in comparable restaurant sales	$8.1
Incremental sales related to new restaurants, net of closed restaurants	2.1
Total increase	$10.2
Comparable restaurant sales for our Pollo Tropical restaurants increased 6.5% in the third quarter of 2018. Comparable restaurant sales for our Taco Cabana restaurants increased 12.2% in the third quarter of 2018. Restaurants are included in comparable restaurant sales after they have been open for 18 months. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. The increase in average check is primarily driven by menu price increases.
For Pollo Tropical, average check increased 5.2% and comparable restaurant transactions increased 1.3% in the third quarter of 2018 compared to the third quarter of 2017. The increase in average check was driven primarily by menu price increases of 4.9%. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.4%.
For Taco Cabana, average check increased 12.1% and comparable restaurant transactions increased 0.1% in the third quarter of 2018 compared to the third quarter of 2017. The increase in average check was driven primarily by menu price increases of 7.7% as well as a change in sales mix, higher priced promotions and new menu items related to the repositioning of the brand. Comparable restaurant sales for Taco Cabana were negatively impacted by approximately 0.9% related to reduced overnight operating hours beginning in the last quarter of 2017.
Franchise revenues increased by $0.1 million to $0.7 million in the third quarter of 2018 from $0.6 million in the third quarter of 2017 due primarily to higher sales at franchised restaurants.
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
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the third quarter of 2018 compared to the third quarter of 2017. All percentages are stated as a percentage of applicable segment restaurant sales:

Pollo Tropical:
Cost of sales(1):
Sales mix(2)	1.7%
Menu offering improvement costs offset by lower commodity costs	1.3%
Operating efficiency	(0.4)%
Menu price increases	(1.7)%
Net increase in cost of sales as a percentage of restaurant sales	0.9%

Restaurant wages and related expenses:
Higher medical benefit costs	0.7%
Lower labor costs due to restaurant closures, net of new restaurants	(0.3)%
Impact of higher sales at comparable restaurants(3)(4)	(1.0)%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.7)%

Other operating expenses:
Hurricane preparation and repair costs	(0.3)%
Lower utility costs(4)	(0.2)%
Other	0.1%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.4)%

Advertising expense:
Decreased advertising	(2.1)%
Net decrease in advertising expense as a percentage of restaurant sales	(2.1)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.2)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.2)%
(1) Includes costs related to the Strategic Renewal Plan.
(2) Includes the impact of Hurricane Irma in 2017.
(3) Includes the impact of Hurricane Irma in 2017, partially offset by higher wage rates.
(4) Includes the impact of higher sales on fixed and semi-fixed costs.

Taco Cabana:
Cost of sales(1):
Menu offering improvement and higher commodity costs	3.8%
Operating inefficiency	0.7%
Higher promotions and discounts	0.4%
Lower rebates and discounts	0.2%
Sales mix	(1.1)%
Menu price increases	(2.5)%
Net increase in cost of sales as a percentage of restaurant sales	1.5%

Restaurant wages and related expenses:
Higher incentive bonus	0.3%
Higher medical benefit costs	0.5%
Impact of higher sales at comparable restaurants(2)(3)	(1.7)%
Other	(0.2)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(1.1)%

Other operating expenses:
Higher operating supplies(1)(4)	0.3%
Higher live entertainment costs	0.2%
Higher repair and maintenance costs	0.1%
Lower utility costs(2)	(0.4)%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.3%

Advertising expense:
Increased advertising	2.5%
Net increase in advertising expense as a percentage of restaurant sales	2.5%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.3)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.3)%
(1) Includes costs related to the Strategic Renewal Plan.
(2) Includes the impact of higher sales on fixed and semi-fixed costs.
(3) Includes the impact of Hurricane Harvey in 2017, partially offset by higher wage rates.
(4) Includes various small-wares, cleaning and other supplies.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.2% in the third quarter of 2018 from 5.8% in the third quarter of 2017 due primarily to the closure of underperforming restaurants, which generally had higher rent and lower sales, and the impact of higher comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $13.3 million in the third quarter of 2018 and $12.1 million in the third quarter of 2017, and as a percentage of total revenues, general and administrative expenses were 7.6% in the third quarter of 2018 and the third quarter of 2017, due primarily to the impact of higher total revenues on higher general and administrative expenses in the third quarter of 2018. General and administrative expenses for the third quarter of 2018 included $0.4 million in costs related to discontinuing certain services and $0.4 million related to system implementation and project-oriented advisory services. General and administrative expenses in the third quarter of 2017 included a reduction of $(0.2) million in board and shareholder matter costs, a benefit of $(0.2) million related to an adjustment related to costs associated with restructuring Pollo Tropical management in Miami, Florida and Dallas, Texas, and $0.1 million related to Strategic Renewal Plan restructuring costs and retention bonuses.
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
Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction, and other administrative functions. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Adjusted EBITDA for Pollo Tropical increased to $12.5 million in the third quarter of 2018 from $9.4 million in the third quarter of 2017 due primarily to the impact of the Hurricanes and closing unprofitable restaurants in 2017, and higher comparable restaurant sales and lower advertising expenses in 2018, partially offset by an increase in cost of sales as a percentage of restaurant sales and general and administrative expenses. Adjusted EBITDA for Taco Cabana decreased to $2.5 million in the third quarter of 2018 from $3.8 million in the third quarter of 2017 due primarily to higher cost of sales as a percentage of restaurant sales and higher advertising, operating and general and administrative expenses, partially offset by the impact of higher comparable restaurant sales in 2018 and the impact of Hurricane Harvey in 2017. Consolidated Adjusted EBITDA increased to $15.0 million in the third quarter of 2018 from $13.2 million in the third quarter of 2017.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical increased to $19.1 million in the third quarter of 2018 from $15.5 million in the third quarter of 2017 primarily due to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $8.0 million in the third quarter of 2018 from $9.0 million in the third quarter of 2017 primarily as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense increased to $9.7 million in the third quarter of 2018 from $8.5 million in the third quarter of 2017 due primarily to increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $6.4 million in the third quarter of 2018 from $15.9 million in the third quarter of 2017.
Impairment and other lease charges for the three months ended September 30, 2018 for Pollo Tropical include impairment charges of $3.4 million related primarily to impairment of three underperforming restaurants that we continue to operate and a benefit of $(0.1) million in net lease charge recoveries related to certain previously closed restaurants due to adjustments to estimates of future lease costs. Impairment and other lease charges for the three months ended September 30, 2018 for Taco Cabana include impairment charges of $2.4 million related primarily to impairment of five underperforming restaurants that we continue to operate and other lease charges, net of recoveries, of $0.7 million, due primarily to lease charges related to an office relocation in the third quarter of 2018 and other lease charges, net of recoveries, related to previously closed restaurants due to adjustments to estimates of future lease costs.
Impairment and other lease charges in the third quarter of 2017 for Pollo Tropical included impairment charges of $15.6 million with respect to ten closed Pollo Tropical restaurants and two Pollo Tropical restaurants that we continue to operate, partially offset by a net benefit of $(1.9) million in other lease charge recoveries related to previously closed Pollo Tropical restaurants as a result of lease terminations, assignments and other adjustments to estimates of future lease costs, net of lease charges related to Pollo Tropical restaurants closed in September 2017. Impairment and other lease charges in the third quarter of 2017 for Taco

Cabana included impairment charges of $0.9 million for two Taco Cabana restaurants that we continue to operate and $1.3 million in other lease charges related to the closure of four Taco Cabana restaurants in July 2017.
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
For four Pollo Tropical restaurants and seven Taco Cabana restaurants with combined carrying values of $4.5 million and $4.2 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, two Pollo Tropical restaurants with a combined carrying value of $3.1 million and two Taco Cabana restaurants with a combined carrying value of $3.1 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
We continue to own and operate 141 Pollo Tropical restaurants in Florida and nine Pollo Tropical restaurants in Georgia, three of which were impaired in 2018 and 2017, and continue to focus on revitalizing our core markets and brand repositioning outside of our core markets in Florida. Our long-term strategy is focused on profitably building our base business, growing new distribution channels, including delivery, catering, licensed and franchised locations, and new restaurants. We believe opportunities at both brands are being addressed as part of the Strategic Renewal Plan. Although we expect and have projected higher sales growth driven by the Strategic Renewal Plan for Pollo Tropical restaurants in Georgia compared to more mature markets, we may record an impairment charge in future periods for some of these restaurants, which have a combined carrying value of $9.1 million, if their performance does not improve as projected.
Other Expense (Income), Net. Other expense, net was less than $0.1 million in the third quarter of 2018 and primarily consisted of $0.3 million in insurance recoveries related to Hurricane Irma offset by the write-off of site development costs of $0.1 million and costs for the removal, transfer and storage of equipment from closed restaurants of $0.2 million. Other expense, net of $0.5 million in the third quarter of 2017 primarily consisted of costs for the removal of signs and equipment and equipment transfers and storage for closed Pollo Tropical restaurants, and the write-off of site costs related to locations that we decided not to develop, partially offset by estimated insurance recoveries related to a Taco Cabana restaurant that was closed due to Hurricane Harvey damages.
Interest Expense. Interest expense increased to $0.9 million in the third quarter of 2018 from $0.7 million in the third quarter of 2017 due primarily to higher interest rates and a higher borrowing level under our senior credit facility.
Benefit from Income Taxes. The effective tax rate was 172.0% and 36.9% for the third quarter of 2018 and 2017, respectively. In accordance with generally accepted accounting principles, we revalued our net deferred income tax assets at the new corporate statutory rate of 21.0% in 2017 as a result of the Act. In 2018, in conjunction with a cost segregation study conducted prior to filing our 2017 federal income tax return, we changed the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions. Changes in our 2017 federal income tax return from the amounts recorded as of December 31, 2017 were primarily the result of changing the depreciable lives of assets for federal income tax purposes. These changes allowed us to record an incremental benefit of $3.9 million for the third quarter of 2018. The benefit from income taxes for the third quarter of 2018 was derived using an estimated annual effective tax rate of 23.4%, which excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million and an adjustment resulting from changes in our 2017 federal income tax return from the amounts recorded as of December 31, 2017 of $4.1 million, which includes the $3.9 million impact of revaluing changes in our deferred tax assets.
The benefit from income taxes for the third quarter of 2017 was derived using an estimated effective annual income tax rate of 36.8%, which excluded the discrete impact of a tax deficiency from the vesting of restricted shares and the tax benefit resulting from impairment and other lease charges of $0.2 million and $21.6 million, respectively.
Net Income (Loss). As a result of the foregoing, we had net income of $2.0 million in the third quarter of 2018 compared to a net loss of $8.3 million in the third quarter of 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended October 1, 2017
The following table sets forth, for the nine months ended September 30, 2018 and October 1, 2017, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales:

	Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					54.6%	55.7%
Taco Cabana					45.4%	44.3%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	33.1%	31.1%	30.8%	28.4%	32.0%	29.9%
Restaurant wages and related expenses	23.2%	23.8%	32.5%	32.3%	27.4%	27.5%
Restaurant rent expense	4.6%	5.2%	5.9%	6.0%	5.2%	5.5%
Other restaurant operating expenses	13.5%	14.0%	15.8%	15.3%	14.5%	14.6%
Advertising expense	3.5%	4.0%	3.5%	2.9%	3.5%	3.5%
Pre-opening costs	0.2%	0.4%	0.3%	0.4%	0.3%	0.4%
Total revenues increased 2.8% to $521.0 million in the nine months ended September 30, 2018 from $506.9 million in the nine months ended October 1, 2017. Restaurant sales increased 2.7% to $519.0 million in the nine months ended September 30, 2018 from $505.1 million in the nine months ended October 1, 2017.
The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana for the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$9.2
Decrease in sales related to closed restaurants, net of new restaurants	(7.3)
Total increase	$1.9

Taco Cabana:
Increase in comparable restaurant sales	$9.2
Incremental sales related to new restaurants, net of closed restaurants	2.8
Total increase	$12.0
Comparable restaurant sales for Pollo Tropical restaurants increased 3.6% in the nine months ended September 30, 2018. Comparable restaurant sales for Taco Cabana restaurants increased 4.3% in the nine months ended September 30, 2018.
For Pollo Tropical, average check increased 4.3%, partially offset by a decrease in comparable restaurant transactions of 0.7% in the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017. The increase in average check was driven primarily by menu price increases of 4.1%. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.3% in the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017.
For Taco Cabana, average check increased 10.6%, partially offset by a decrease in comparable restaurant transactions of 6.3% in the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017. We eliminated deep discounting in connection with the repositioning of the brand as part of the Strategic Renewal Plan, which negatively impacted comparable restaurant transactions. The increase in average check was driven primarily by menu price increases of 6.9% as well as a change in sales mix, higher priced promotions and new menu items related to the repositioning of the brand. Comparable restaurant sales for Taco Cabana in the nine months ended September 30, 2018 were negatively impacted by approximately 1.4% related to reduced overnight operating hours beginning in the last quarter of 2017.

Franchise revenues increased to $2.0 million in the nine months ended September 30, 2018 from $1.8 million in the nine months ended October 1, 2017 due primarily to higher sales at franchised restaurants.
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales(1):
Menu offering improvement costs offset by lower commodity costs	2.5%
Sales mix	0.6%
Operating inefficiency	0.3%
Menu price increases	(1.4)%
Net increase in cost of sales as a percentage of restaurant sales	2.0%

Restaurant wages and related expenses:
Higher labor costs for comparable restaurants(1)(2)	0.5%
Lower workers compensation costs	(0.1)%
Lower labor costs due to restaurant closures, net of new restaurants	(1.1)%
Other	0.1%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.6)%

Other operating expenses:
Higher repairs and maintenance costs(1)	0.3%
Lower insurance costs	(0.1)%
Lower utilities costs(3)	(0.2)%
Lower real estate taxes(3)	(0.3)%
Other	(0.2)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.5)%

Advertising expense:
Decreased advertising(4)	(0.5)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.5)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.2)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.2)%
(1) Includes costs related to the Strategic Renewal Plan.
(2) Includes the impact of higher wage rates.
(3) Includes the impact of restaurant closures in 2017.
(4) Advertising expenses in 2017 included the impact of a one-time write-off of unused pre-production costs.

Taco Cabana:
Cost of sales(1):
Menu offering improvement and higher commodity costs	4.4%
Lower rebates and discounts	0.2%
Operating inefficiency	1.0%
Lower promotions and discounts	(0.4)%
Sales mix	(0.6)%
Menu price increases	(2.2)%
Net increase in cost of sales as a percentage of restaurant sales	2.4%

Restaurant wages and related expenses:
Higher medical benefit costs	0.5%
Higher incentive bonus	0.2%
Impact of higher sales at comparable restaurants(2)(3)	(0.4)%
Other	(0.1)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.2%

Other operating expenses:
Higher repairs and maintenance costs(1)	0.3%
Higher operating supplies(1)	0.2%
Lower insurance costs	(0.1)%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.5%

Advertising expense:
Increased advertising	0.6%
Net increase in advertising expense as a percentage of restaurant sales	0.6%

Pre-opening costs:
Timing of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
(1) Includes costs related to the Strategic Renewal Plan.
(2) Includes the impact of higher wage rates and an increase in overtime hours.
(3) Includes the impact of higher sales on fixed and semi-fixed costs.
Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.2% in the nine months ended September 30, 2018 from 5.5% in the nine months ended October 1, 2017 primarily due to the closure of underperforming restaurants in 2017, which generally had higher rent and lower sales and the impact of higher comparable restaurant sales.
General and administrative expenses were $41.0 million in the nine months ended September 30, 2018 and $46.8 million in the nine months ended October 1, 2017 and, as a percentage of total revenues, general and administrative expenses decreased to 7.9% in the nine months ended September 30, 2018 compared to 9.2% in the nine months ended October 1, 2017 due primarily to lower board and shareholder matter costs and Strategic Renewal Plan restructuring costs and retention bonuses. General and administrative expense for the nine months ended September 30, 2018 included the benefit of fee reductions and final insurance recoveries totaling $0.6 million related to 2017 shareholder activism costs and reductions to final settlement amounts related to a litigation matter of $0.2 million, partially offset by $0.5 million in Strategic Renewal Plan restructuring costs and retention bonuses, $0.4 million in costs related to discontinuing certain services and $0.8 million related to system implementation and project-oriented advisory services. General and administrative expenses in the nine months ended October 1, 2017 included $3.7 million in board and shareholder matter costs related to shareholder activism matters and Chief Executive Officer and board member searches, $2.1 million related to Strategic Renewal Plan restructuring costs and retention bonuses and $0.8 million in charges for terminated capital projects, partially offset by a benefit of $(0.5) million related to litigation matters and a benefit of $(0.2) million adjustment related to costs associated with restructuring Pollo Tropical management in Miami, Florida and Dallas, Texas.
Adjusted EBITDA. Adjusted EBITDA for Pollo Tropical increased to $42.5 million in the nine months ended September 30, 2018 from $41.3 million in the nine months ended October 1, 2017 due primarily to the impact of the Hurricanes and closing unprofitable restaurants in 2017, higher comparable restaurant sales and lower advertising expenses, partially offset by an increase in cost of sales as a percentage of restaurant sales and higher repair and maintenance costs primarily driven by the initiatives under the Strategic Renewal Plan to improve the guest experience. Adjusted EBITDA for Taco Cabana decreased to $9.7 million in the nine months ended September 30, 2018 from $17.3 million in the nine months ended October 1, 2017 due primarily to the impact of higher cost of sales as a percentage of restaurant sales and higher advertising expenses, repairs and maintenance costs primarily driven by the initiatives under the Strategic Renewal Plan, restaurant wages and related expenses and general and administrative expenses, partially offset by higher comparable restaurant sales. Consolidated Adjusted EBITDA decreased to $52.2 million in the nine months ended September 30, 2018 from $58.5 million in the nine months ended October 1, 2017.
Restaurant-level Adjusted EBITDA. Restaurant-level Adjusted EBITDA for Pollo Tropical increased to $62.9 million in the nine months ended September 30, 2018 from $62.3 million in the nine months ended October 1, 2017 due primarily to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $27.4 million in the nine months ended September 30, 2018 from $34.2 million in the nine months ended October 1, 2017 as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense increased to $27.9 million in the nine months ended September 30, 2018 from $26.3 million in the nine months ended October 1, 2017 due primarily to increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $6.5 million in the nine months ended September 30, 2018 from $59.1 million in the nine months ended October 1, 2017.
Impairment and other lease charges in the nine months ended September 30, 2018 for Pollo Tropical include impairment charges of $3.6 million related primarily to impairment of three underperforming restaurants that we continue to operate, and a benefit of $(0.1) million in net lease charge recoveries related to certain previously closed restaurants due to adjustments to estimates of future lease costs. Impairment and other lease charges for the nine months ended September 30, 2018 for Taco Cabana include impairment charges of $2.6 million related primarily to impairment of five underperforming restaurants that we continue to operate, and other lease charges, net of recoveries, of $0.5 million, due primarily to lease charges related to an office relocation in the third quarter of 2018 and other lease charges, net of recoveries, related to previously closed restaurants due to adjustments to estimates of future lease costs.
Impairment and other lease charges for the nine months ended October 1, 2017 for Pollo Tropical consisted of impairment charges of $51.3 million and other lease charges, net of recoveries, of $5.0 million. Impairment charges are related to 40 restaurants closed in 2017, seven of which were impaired in 2016, and two restaurants that we continue to operate, as well as an additional impairment charge related to a restaurant closed in 2016 as a result of the decision not to convert the location to a Taco Cabana restaurant. Other lease charges, net of recoveries, are related to restaurants closed in 2017 as well as previously closed restaurants. Impairment and other lease charges for the nine months ended October 1, 2017 for Taco Cabana consisted of impairment charges of $1.4 million and other lease charges, net of recoveries, of $1.3 million. Impairment charges are related to four Taco Cabana restaurants that were closed in 2017 and three Taco Cabana restaurants that we continue to operate. Other lease charges, net of recoveries, are related to restaurants closed in 2017 as well as previously closed restaurants.
Other Expense (Income), Net. Other income, net was $3.1 million in the nine months ended September 30, 2018 and primarily consisted of $3.1 million in insurance recoveries related to the Hurricanes and total gains of $1.2 million on the sales of three restaurant properties, partially offset by the write-off of site development costs of $0.5 million and costs for the removal, transfer and storage of equipment from closed restaurants of $0.7 million. Other expense, net of $1.7 million in the nine months ended October 1, 2017 primarily consisted of costs related to the removal of signs and equipment for closed Pollo Tropical restaurants, severance for restaurant employees and the write-off of site costs related to locations that we decided not to develop, partially offset by estimated insurance recoveries related to a Taco Cabana restaurant that was closed due to Hurricane Harvey damages and expected business interruption insurance proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire.
Interest Expense. Interest expense increased to $3.0 million in the nine months ended September 30, 2018 from $1.9 million in the nine months ended October 1, 2017 due to higher interest rates and a higher borrowing level under our senior credit facility.

Benefit from Income Taxes. The effective tax rate was (1.6)% for the nine months ended September 30, 2018 and 35.9% for the nine months ended October 1, 2017. In accordance with generally accepted accounting principles, we revalued our net deferred income tax assets at the new corporate statutory rate of 21.0% in 2017 as a result of the Act. In 2018, in conjunction with a cost segregation study conducted prior to filing our 2017 federal income tax return, we changed the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions. Changes in our 2017 federal income tax return from the amounts recorded as of December 31, 2017 were primarily the result of changing the depreciable lives of assets for federal income tax purposes. These changes allowed us to record an incremental benefit of $3.9 million for the third quarter of 2018. The benefit from income taxes for the nine months ended September 30, 2018 was derived using an estimated annual effective tax rate of 23.4%, which excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million and an adjustment resulting from changes in our 2017 federal income tax return from the amounts recorded as of December 31, 2017 of $4.1 million, which includes the $3.9 million impact of revaluing changes in our deferred tax assets. The benefit from income taxes for the nine months ended October 1, 2017 was derived using an estimated effective annual income tax rate of 36.8%, excluding the discrete impact of a tax deficiency from the vesting of restricted shares and the tax benefit resulting from impairment and other lease charges of $0.2 million and $21.6 million, respectively.
Net Income (Loss). As a result of the foregoing, we had net income of $15.7 million in the nine months ended September 30, 2018 compared to a net loss of $(25.5) million in the nine months ended October 1, 2017.
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
Operating Activities. Net cash provided by operating activities in the first nine months of 2018 and 2017 was $44.3 million and $47.7 million, respectively. The decrease in net cash provided by operating activities in the nine months ended September 30, 2018 was primarily driven by the decrease in Adjusted EBITDA and the timing of payments.
Investing Activities. Net cash used in investing activities in the first nine months of 2018 and 2017 was $34.4 million and $38.5 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing repair, reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (dollars in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Nine Months Ended September 30, 2018:
New restaurant development	$9,439	$8,458	$—	$17,897
Restaurant remodeling	18	216	—	234
Other restaurant capital expenditures(1)	6,029	9,507	—	15,536
Corporate and restaurant information systems	2,170	3,219	867	6,256
Total capital expenditures	$17,656	$21,400	$867	$39,923
Number of new restaurant openings	4	7	—	11
Nine Months Ended October 1, 2017:
New restaurant development	$15,863	$8,131	$—	$23,994
Restaurant remodeling	2,243	37	—	2,280
Other restaurant capital expenditures(1)	4,033	3,617	—	7,650
Corporate and restaurant information systems	1,069	1,702	1,844	4,615
Total capital expenditures	$23,208	$13,487	$1,844	$38,539
Number of new restaurant openings	8	6		14
(1)Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 30, 2018 and October 1, 2017, total restaurant repair and maintenance expenses were approximately $17.7 million and $15.6 million, respectively.
Cash used in investing activities in the first nine months of 2018 included net proceeds from the sales of three restaurant properties of $4.7 million. In addition, we received property damage insurance proceeds totaling $0.8 million related to a closed Taco Cabana restaurant that suffered flood damages due to Hurricane Harvey and a Taco Cabana restaurant that was temporarily closed due to a fire.
In 2018, we expect to open seven new Company-owned Pollo Tropical restaurants in Florida and seven new Company-owned Taco Cabana restaurants in Texas, including five conversions from closed Pollo Tropical restaurants to Taco Cabana restaurants, one of which was completed in the third quarter of 2018. Total capital expenditures in 2018 are expected to be at the high-end of $60.0 million to $70.0 million including $22.0 million to $25.0 million for the development of new restaurants.
Financing Activities. Net cash used in financing activities in the first nine months of 2018 was $7.7 million and included net revolving credit borrowing repayments under our senior credit facility of $5.0 million combined with $2.5 million in payments to repurchase our common stock. Net cash used in financing activities in the first nine months of 2017 included net revolving credit borrowing repayments under our senior credit facility of $9.0 million.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150.0 million (including up to $15.0 million available for letters of credit) and matures on November 30, 2022. The senior credit facility also provides for potential incremental increases of up to $50.0 million to the revolving credit borrowings available under the senior credit facility. On September 30, 2018, there were $70.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio
(with a margin of 1.25% as of September 30, 2018), or
2) the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.25% as of September 30, 2018).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee margin of 0.25% to 0.35%, based on our Adjusted Leverage Ratio, (with a margin of 0.30% as of September 30, 2018) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.

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
As of September 30, 2018, we were in compliance with the covenants under our senior credit facility. After reserving $4.0 million for letters of credit issued under the senior credit facility, $76.0 million was available for borrowing under the senior credit facility at September 30, 2018.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the nine months ended September 30, 2018.

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

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

Net income (loss)	$2,047	$(8,257)	$15,724	$(25,477)
Benefit from income taxes	(4,892)	(4,827)	(246)	(14,241)
Income (loss) before taxes	(2,845)	(13,084)	15,478	(39,718)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	9,739	8,483	27,908	26,265
Impairment and other lease charges	6,417	15,905	6,539	59,081
Interest expense	924	672	2,979	1,910
Other expense (income), net	47	469	(3,132)	1,721
Stock-based compensation expense in restaurant wages	6	9	56	44
Unused pre-production costs in advertising expense(1)	—	—	—	410
Total non-general and administrative expense adjustments	17,133	25,538	34,350	89,431
General and administrative expense adjustments:
Stock-based compensation expense	732	938	2,588	2,723
Terminated capital project(2)	—	—	—	849
Board and shareholder matter costs(3)	—	(155)	(597)	3,748
Strategic Renewal Plan restructuring costs and retention bonuses(4)	17	87	520	2,101
Office restructuring and relocation costs	—	(152)	—	(152)
Legal settlements and related costs(5)	—	—	(167)	(473)
Total general and administrative expense adjustments	749	718	2,344	8,796
Consolidated Adjusted EBITDA	$15,037	$13,172	$52,172	$58,509
(1) Unused pre-production costs for the nine months ended October 1, 2017, include costs for advertising pre-production that were not used.
(2) Terminated capital project costs for the nine months ended October 1, 2017, include costs related to the write-off of a capital project that was terminated in the first quarter of 2017.
(3) Board and shareholder matter costs for the nine months ended September 30, 2018 include fee reductions and final insurance recoveries related to 2017 shareholder activism costs. Board and shareholder matter costs for the three and nine months ended and October 1, 2017 include fees related to shareholder activism and CEO and board member searches.
(4) Strategic Renewal Plan restructuring costs and retention bonuses for the three and nine months ended September 30, 2018 and October 1, 2017, include severance related to the Strategic Renewal Plan and reduction in force and bonuses paid to certain employees for retention purposes.
(5) Legal settlements and related costs for the nine months ended September 30, 2018 and nine months ended October 1, 2017, include reductions to final settlement amounts and benefits related to litigation matters.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Taco Cabana
September 30, 2018:
Adjusted EBITDA	$12,544	$2,493
Restaurant-level adjustments:
Add: Pre-opening costs	134	89
Add: Other general and administrative expense(1)	6,878	5,657
Less: Franchise royalty revenue and fees	453	229
Restaurant-level Adjusted EBITDA	$19,103	$8,010

October 1, 2017:
Adjusted EBITDA	$9,396	$3,776
Restaurant-level adjustments:
Add: Pre-opening costs	230	314
Add: Other general and administrative expense(1)	6,250	5,089
Less: Franchise royalty revenue and fees	396	195
Restaurant-level Adjusted EBITDA	$15,480	$8,984

Nine Months Ended	Pollo Tropical	Taco Cabana
September 30, 2018:
Adjusted EBITDA	$42,520	$9,652
Restaurant-level adjustments:
Add: Pre-opening costs	699	782
Add: Other general and administrative expense(1)	21,105	17,573
Less: Franchise royalty revenue and fees	1,376	632
Restaurant-level Adjusted EBITDA	$62,948	$27,375

October 1, 2017:
Adjusted EBITDA	$41,257	$17,252
Restaurant-level adjustments:
Add: Pre-opening costs	1,013	865
Add: Other general and administrative expense(1)	21,345	16,610
Less: Franchise royalty revenue and fees	1,272	568
Restaurant-level Adjusted EBITDA	$62,343	$34,159
(1) Excludes general and administrative adjustments included in Adjusted EBITDA.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward-looking statements" are any statements that are not based on historical information. Statements other than statements of historical facts included herein, including, without limitation, statements regarding our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are "forward-looking statements." Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" or "continue" or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or "cautionary statements," include, but are not limited to:

•	Increases in food and other commodity costs;

•	Risks associated with the expansion of our business, including increasing construction costs;

•	Risks associated with food borne illness or other food safety issues, including negative publicity through traditional and social media;

•	Our ability to manage our growth and successfully implement our business strategy;

•
A decrease in the labor supply to us or our key suppliers due to market competition and changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States;

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
ITEM 4—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the third quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.    Risk Factors
Part 1—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

The following table sets forth information with respect to repurchases of our common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2018 to July 29, 2018	—	$—	—	1,457,095
July 30, 2018 to September 2, 2018	1,035	28.25	1,035	1,456,060
September 3, 2018 to September 30, 2018	53,418	28.12	53,418	1,402,642
Total	54,453		54,453

(1) Shares purchased in open market transactions.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

None.

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

FIESTA RESTAURANT GROUP, INC.

Date: November 5, 2018	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: November 5, 2018	/S/ LYNN S. SCHWEINFURTH
(Signature)
Lynn S. Schweinfurth Senior Vice President, Chief Financial Officer and Treasurer

Date: November 5, 2018	/S/ CHERI L. KINDER
(Signature)
Cheri L. Kinder Vice President, Corporate Controller