Form 10-K
period 2018-12-30
Fiesta Restaurant Group, Inc.
filed 2019-02-26
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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
Registrant's telephone number, including area code: (972) 702-9300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name on each exchange on which registered:
Common Stock, par value $.01 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes    ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on their Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 20, 2019, Fiesta Restaurant Group, Inc. had 27,234,451 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of July 1, 2018 of Fiesta Restaurant Group, Inc. was $675,651,497.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Fiesta Restaurant Group, Inc.'s 2019 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Fiesta Restaurant Group, Inc.'s fiscal year ended December 30, 2018 are incorporated by reference into Part III of this annual report.

FIESTA RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 30, 2018

PART I
Presentation of Information
Throughout this Annual Report on Form 10-K, we refer to Fiesta Restaurant Group, Inc. as "Fiesta Restaurant Group" or "Fiesta" and, together with its consolidated subsidiaries, as "we," "our" and "us" unless otherwise indicated or the context otherwise requires. Any reference to restaurants refers to company-owned restaurants unless otherwise indicated.
We own, operate and franchise two fast-casual restaurant brands, Pollo Tropical® and Taco Cabana®, through our wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, and Pollo Franchise, Inc., (collectively "Pollo Tropical") and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Our common stock is traded on The NASDAQ Global Select Market under the symbol "FRGI".
We use a 52- or 53-week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 28, 2014, January 1, 2017, December 31, 2017 and December 30, 2018 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks. The next year to contain 53 weeks is expected to be the fiscal year ending January 3, 2021.
Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA and margin and Restaurant-level Adjusted EBITDA and margin are non-GAAP financial measures. We use these non-GAAP financial measures in addition to net income and income from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe these measures are important indicators of our operational strength and the performance of our business. These non-GAAP financial measures as calculated by us are not necessarily comparable to similarly titled measures reported by other companies and should not be considered as an alternative to net income (loss), earnings (loss) per share, cash flows from operating activities or other financial information determined under GAAP.
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

See Item 6, "Selected Financial Data" for a quantitative reconciliation from net income (loss), which we believe is the most directly comparable GAAP financial performance measure to Consolidated Adjusted EBITDA and Restaurant-level Adjusted EBITDA.
Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, regarding our intention to repurchase shares from time to time under the share repurchase program and the source of funding of such repurchases, our anticipated growth, operating results, future earnings per share, plans, objectives, and the impact of our investments in our Strategic Renewal Plan (the "Plan") and other business initiatives on future sales and earnings, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements are often identified by the words "believe," "positioned," "estimate," "project," "plan," "goal," "target," "assumption," "continue," "intend," "expect," "future," "anticipate," and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission ("SEC"). All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS
Overview
Our Company
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which this year celebrated 30th and 40th anniversaries, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared tropical inspired menu items, while our Taco Cabana restaurants specialize in Mexican inspired food made fresh by hand. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows.
For the fiscal year ended December 30, 2018, average annual sales per restaurant was approximately $2.5 million for our Pollo Tropical restaurants and approximately $1.8 million for our Taco Cabana restaurants. As of December 30, 2018, we owned and operated 139 Pollo Tropical restaurants in Florida and 162 Taco Cabana restaurants in Texas for a total of 301 restaurants. We franchise our Pollo Tropical restaurants primarily in international markets, and as of December 30, 2018, had 24 franchised Pollo Tropical restaurants outside the United States. In addition, as of December 30, 2018, we had five domestic non-traditional Pollo Tropical licensed locations on college campuses and one location in a hospital in Florida. As of December 30, 2018, we had six Taco Cabana franchised restaurants in New Mexico and two domestic non-traditional Taco Cabana licensed locations on college campuses in Texas. For the fiscal year ended December 30, 2018, we generated consolidated revenues of $688.6 million, and comparable restaurant sales increased 2.2% and 4.5% for Pollo Tropical and Taco Cabana, respectively.
The Strategic Renewal Plan (the "Plan")
On February 27, 2017, we announced the appointment of Richard C. Stockinger as Chief Executive Officer and President of the Company, effective February 28, 2017. Shortly thereafter, we developed and began implementing the Plan designed to significantly improve our core business model and drive long term shareholder value creation. It consisted of the following: 1) revitalizing restaurant performance in core markets; 2) managing capital and financial discipline; 3) establishing platforms for long term growth; and 4) optimizing each brands' restaurant portfolio.
We filled open positions on our senior management team by early in the fourth quarter of 2017 to ensure the successful implementation of the Plan and the refinement of our strategy and tactics as we moved forward. We relaunched the Pollo Tropical brand in October 2017 and the Taco Cabana brand in July 2018 once the material aspects of the Plan with respect to each brand were in place. The relaunch of both brands was delayed as a result of Hurricanes Harvey and Irma (the "Hurricanes") in the third quarter of 2017.
Other Events
Based on the completion of our restaurant portfolio examination as part of our strategic review process in December 2018, we closed 14 Pollo Tropical restaurants, including all of our Pollo Tropical restaurants in the greater Atlanta metropolitan area, and nine Taco Cabana restaurants. For the twelve months ended December 30, 2018, the 14 closed Pollo Tropical restaurants contributed $15.8 million in restaurant sales and approximately $5.2 million in restaurant-level pre-tax operating losses, including $2.2 million in depreciation expense. For the twelve months ended December 30, 2018, the nine closed Taco Cabana restaurants contributed $9.5 million in restaurant sales and approximately $1.7 million in restaurant-level pre-tax operating losses, including $0.7 million in depreciation expense.
During the twelve months ended December 30, 2018, the Company recognized $21.1 million in impairment and other lease charges including non-cash impairment charges of $17.1 million and related lease and other charges of $2.1 million primarily related to these closed restaurants, three of which were initially impaired in 2017, and adjustments to estimates of future lease costs for certain previously closed restaurants, and impairment charges of $1.9 million related to seven underperforming Pollo Tropical and Taco Cabana restaurants that we continue to operate.

Our Brands
Our restaurants operate in the fast-casual and quick-service restaurant segments and feature fresh-made cooking, drive-thru service and catering.
Pollo Tropical. Our Pollo Tropical restaurants feature fresh chicken marinated in a proprietary blend of tropical fruit juices and spices, crispy or fire-grilled, boneless and bone-in. Other favorite menu items include Mojo Roast Pork and TropiChops® (a create your own bowl of fire-grilled chicken breast or Crispy Pollo Bites™, roast pork or grilled vegetables served over white, brown or yellow rice, red or black beans, mac and cheese or mashed potatoes, and topped with vegetables including tomatoes, kernel corn, peppers and sautéed onions), sandwiches, wraps and salads. Side dishes include rice, beans, french fries, coleslaw, and corn casserole. The menu's emphasis is on freshness and quality. We also offer a self-service salsa bar which includes a wide selection of salsas, sauces, cilantro, onions and other items which allow our guests to further customize their orders. Dessert offerings include key lime pie, cuatro leches cake, flan and cheesecake, and beverages include fountain soft drinks and other bottled drinks. Most menu items are prepared daily in each of our restaurants, which feature open display cooking on large, open-flame grills. We offer both individual and family meal-sized portions which enable us to provide a home meal replacement for our guests and catering for parties and corporate events.
Our Pollo Tropical restaurant dining areas are designed to create an inviting, festive and tropical atmosphere. We also provide our guests the option of take-out, including the ability to order on-line in advance, and nearly all of our restaurants provide the convenience of drive-thru windows. Delivery was available through third-party partnerships at select locations in 2018 and beginning in 2019 is available at all Pollo Tropical locations. Our Pollo Tropical restaurants are generally open for lunch, dinner, and late night seven days a week. As of December 30, 2018, substantially all of our Pollo Tropical restaurants were freestanding buildings. Our typical freestanding Pollo Tropical restaurant ranges from 2,800 to 3,700 square feet and provides interior seating for approximately 70 to 90 guests. For the year ended December 30, 2018, the average sales transaction at our Pollo Tropical restaurants was $11.63, with sales at dinner and lunch representing 52.9% and 47.1%, respectively. For the year ended December 30, 2018, our Pollo Tropical brand generated total revenues of $376.2 million and Adjusted EBITDA of $54.9 million.
Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. As of December 30, 2018, we owned and operated a total of 139 Pollo Tropical restaurants, all located in Florida. We continue to reimage existing Pollo Tropical restaurants to update both the exterior and interior of the restaurants to the latest standard.
We are franchising and licensing our Pollo Tropical restaurants internationally and in non-traditional domestic locations. As of December 30, 2018, we had 24 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, the Bahamas and Guyana, and five non-traditional licensed locations on college campuses and one located in a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
Taco Cabana. Our Taco Cabana restaurants serve fresh, Mexican-inspired food that feature loaded tacos, flame-grilled USDA Choice steak and chicken fajitas, quesadillas, hand-rolled flautas, enchiladas, burritos, and customizable salads served in our Cabana Bowl®. We also offer freshly made flour tortillas, shareable appetizers and our popular breakfast tacos. Our self-service salsa bar includes a wide selection of freshly made salsas, sauces, sliced jalapeños, chopped cilantro, chopped onions and other items which allow our guests to further customize their orders. We also offer desserts such as sopapillas, key lime pie and cheesecake, and beverages including fountain soft drinks, our signature frozen margaritas and beer as well as bottled Mexican Coke and Fanta Orange soda made with real cane sugar. Most menu items are freshly-prepared at each restaurant daily.
Taco Cabana restaurants feature open display cooking that enables guests to observe fajitas cooking on an open grill, a tortilla machine pressing and grilling fresh flour tortillas and the fresh preparation of other menu items. Our Taco Cabana restaurants feature interior dining areas as well as semi-enclosed and outdoor patio areas, which provide a vibrant, contemporary decor and relaxing atmosphere. Many locations also have live entertainment at select times, with expansion expected in 2019. We offer both individual and family meal-sized portions, which enable us to provide a home meal replacement for our guests and catering for parties and corporate events. Additionally, we provide our guests the option to order on-line in advance, as well as the convenience of drive-thru windows. Delivery is available through third-party partnerships at select locations and is expected to expand to all locations in 2019. Our typical freestanding Taco Cabana restaurants average approximately 3,500 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 guests, with additional outside patio seating for approximately 50 guests. As of December 30, 2018, substantially all of our Taco Cabana restaurants were freestanding buildings.
Taco Cabana pioneered the Mexican patio cafe concept with its first restaurant in San Antonio, Texas in 1978. As of December 30, 2018, we owned and operated 162 Taco Cabana restaurants, all located in Texas. As of December 30, 2018, we also had six Taco Cabana franchised restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations located on college campuses in Texas. At the beginning of 2017, the majority of our Taco Cabana restaurants were open 24 hours a day, seven days a week. However, during 2017, we reviewed hours of operation across our restaurant portfolio and reduced the number of restaurants that operate 24 hours a day, seven days a week to 32. We continue to review hours of operation and make related adjustments accordingly. For the year ended December 30, 2018, sales at dinner, lunch and breakfast represented 24.9%, 22.3% and 23.4%, respectively, and the average sales transaction at our Taco Cabana restaurants was $10.47. For the year ended December 30, 2018, our Taco Cabana brand generated total revenues of $312.4 million and Adjusted EBITDA of $13.1 million.
Our Competitive Strengths
We believe the success of our Pollo Tropical and Taco Cabana brands is a result of the following key attributes:
Well Positioned and Differentiated in the Fast-Casual and Quick-Service Segments. As of December 30, 2018, we owned, operated and franchised 339 fast-casual restaurants under our Pollo Tropical and Taco Cabana brands which have 30 and 40 years, respectively, of operating history. In addition, at $2.5 million and $1.8 million, respectively, for 2018, we believe Pollo Tropical and Taco Cabana have compelling average annual sales per restaurant within the fast-casual and quick-service segments. We believe our brands are well positioned in the industry due to our high quality, freshly-prepared food, value and differentiation of flavor profiles. Additionally, we believe the Plan enhanced the overall guest experience and better positions our brands for successful and sustainable future growth.
Two Leading, Differentiated Brands Serving Fresh, High Quality Foods with Broad Appeal and a Compelling Value Proposition. Our Pollo Tropical and Taco Cabana brands are differentiated from other dining options and offer distinct flavor profiles and healthy menu choices at affordable prices that we believe have broad consumer appeal, provide guests with a compelling value proposition, attract a diverse customer base and drive guest frequency and loyalty. Pollo Tropical and Taco Cabana are committed to serving freshly-prepared food using quality ingredients that are made-to-order and customized for each guest. Both of our brands offer a wide range of menu offerings and home meal replacement options in generous portion sizes and at affordable price points which appeal to a broad customer base. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. We have enhanced our menus, including some seasonal offerings at our Pollo Tropical and Taco Cabana restaurants in order to provide variety to our guests and to address changes in consumer preferences. We also selectively use promotions and limited time offers which are intended to reinforce our value proposition and to introduce new products. Additionally, we offer our guests the convenience of drive-thru service and on-line ordering at the majority of our restaurants in order to provide a viable option for home meal replacement and family meals.
Compelling Business Model. We enjoy significant brand recognition due to high market penetration of our restaurants in our core markets which provides operating, marketing and distribution efficiencies and convenience for our guests. Both of our brands have strong brand affinity in our core markets as evidenced by fast-casual and quick-service segment-leading average annual sales volumes, as noted above. Pollo Tropical produces high restaurant-level operating margins and, with the implementation of the Plan, sales growth and effective cost management, we anticipate Taco Cabana will produce higher restaurant-level operating margins in the future.
Growth Strategies
Our long-term strategy is focused on profitably building our base business, growing new distribution channels, including catering, delivery, licensed and franchised locations, and development of new restaurants.
Our strategies for growth primarily include:
Increase Comparable Restaurant Sales. We experienced an increase in comparable restaurant sales in 2018 which we believe is attributable to the Plan, pricing, and the comparison to 2017 which included the negative impact related to the Hurricanes, partially offset by market and industry conditions and, in the case of Taco Cabana, a transitioning guest base due to the repositioning of the brand with higher quality offerings at reasonable prices and the elimination of deep discounting. We experienced a decline in comparable restaurant sales in 2016 and 2017 which we believe was attributable to challenging market and industry conditions and opportunities for improvement at both brands that were addressed as part of the Plan. In addition, 2017 was further negatively impacted by reduced media over several consecutive months while we implemented key aspects of the Plan as well as the impact of the Hurricanes. We experienced an increase in comparable restaurant sales at each brand in 2011 through 2015 and we are focused on increasing comparable restaurant sales in the future by attracting new customers and increasing guest frequency through the following strategies:

•
Focus on consistency of operations and food quality: We believe high quality food and hospitality, a comfortable ambience, and reasonable prices result in an enjoyable guest experience, which drives loyalty and guest frequency. We have improved systems, processes and equipment, added incremental labor in our restaurants, implemented tighter management spans of control and enhanced our field leadership teams, to ensure consistency of operations at both brands. During 2017, we improved over 90 percent of our recipes with higher quality, fresh ingredients. In addition, supply chain and food preparation processes have been implemented at both brands to ensure high quality, freshness and consistency of our food, which we believe are critical components to the continued success of our brands.

•
New product innovation: Across both brands, our menus are centered on freshly prepared, quality food offerings that we believe have both broad appeal and provide everyday value. Pollo Tropical and Taco Cabana each have separate teams of product research and development professionals that enables us to continually refine our menu offerings and develop new products, several of which are validated by consumer research. Maintaining a strong product pipeline is critical to keeping our offerings compelling, and we intend to introduce innovative new menu items and enhancements to existing menu favorites throughout the year to drive further guest traffic and maximize guest frequency.

•
Focus on effective advertising to highlight our everyday value proposition: Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic system-wide promotions, outdoor marketing including billboards, in-restaurant promotions, local trade area marketing, social media, digital and web-based marketing and other strategies, including the use of radio and television advertising and limited-time offer menu item and value promotions. We plan to continue refining our advertising and media strategies to reinforce the key attributes of our brands which include high quality, freshly-prepared food, an enhanced guest experience, everyday value, convenience and new limited time menu offerings. In addition, we introduced new email and app-based loyalty programs at Pollo Tropical (My Pollo™) and Taco Cabana (My TC™) in 2018 to further connect with our guests to build affinity and frequency. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical's advertising expenditures were 3.5% in 2018, 4.4% in 2017 and 3.7% in 2016. As a percentage of Taco Cabana restaurant sales, Taco Cabana's advertising expenditures were 3.4% in 2018, 3.3% in 2017 and 3.9% in 2016.

•
Grow our off-premise sales: The inclusion of portable menu items, such as wraps, sandwiches, bowls and salads, as well as home meal replacement and family meals, and an increased focus on catering and delivery will continue to be a key focus for both brands as we look to capture more off-premise meal occasions which we believe may be significant. In 2018, we invested in catering resources utilizing dedicated leadership and enhanced digital capabilities, enhanced on-line ordering, and smart phone apps. In late 2018, we began deploying our portable point-of-sale tablets which accept payment to improve speed of service and throughput in our drive-thru lanes.

•
Continue our reimage program: We believe ensuring a high-quality restaurant environment that complements our quality focus on food and hospitality will further drive incremental sales and profitability. We continue to implement restaurant enhancement initiatives to ensure safe, consistent and appealing environments at our Pollo Tropical and Taco Cabana restaurants. In addition, we are continuing to gradually update the exterior and interior elements of our restaurants to the current standard so that we are more relevant to our guests. We expect that these enhancements will improve our brands' positioning in the marketplace and offer a consistent, quality experience.

Non-traditional license and international franchise development. We are updating our franchise disclosure documents to support potential franchise growth in the future. We are currently primarily focused on growing non-traditional domestic licensed locations and modestly growing international locations with quality operators.
Improve Profitability and Optimize Our Infrastructure. We believe that our large restaurant base, skilled management team, operating systems, technology initiatives and training and development programs support our strategy of enhancing operating efficiencies while prudently growing our restaurant base. We continue to focus on maximizing cost efficiencies, including, among other things, implementing profit enhancement initiatives focused on food and labor costs, leveraging our purchasing power and enhancing our supply chain to optimize costs while delivering a high-quality guest experience with consistency. Our restaurant-level profitability at Pollo Tropical is very competitive within the restaurant industry segments in which we compete. We believe Taco Cabana will become more competitive within the restaurant industry segments in which we compete over time through growing comparable restaurant sales and traffic and other margin improvement initiatives.
Develop New Restaurants. We believe that we have opportunities to develop additional Pollo Tropical and Taco Cabana restaurants in Florida and Texas, respectively, as well as potential future expansion opportunities in other regions of the United States that match our site selection criteria. However, in 2017, after taking into account challenging market conditions and opportunities for improvement at both brands that were addressed as part of the Plan and because restaurants in new markets had not achieved expected sales volumes and profitability at the pace we anticipated, new restaurant investment was slowed with a suspension of development outside of Florida and Texas.
We target opening freestanding restaurants in order to provide drive-thru service which is an important convenience and sales component for our brands. The location of our restaurants is a critical component of each restaurant's success. We evaluate potential new sites on many criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management team determines the acceptability of all new sites based upon site visits, analyses prepared by our real estate, financial and operations professionals, and third-party proprietary location research and analysis. Historically, this process has typically resulted in entering into a long-term lease for the land followed by construction of the building or the conversion of an existing building using cash generated from our operations or with borrowings under our senior credit facility.
The following table includes the recent historical initial interior cost (including equipment, seating, signage and other interior costs) of a typical new or converted freestanding restaurant, as well as the historical exterior cost (including building and site improvements).

	Pollo Tropical	Taco Cabana
Interior costs and signage	$0.5 million to $0.7 million	$0.4 million to $0.6 million
Exterior costs	$0.9 million to $1.8 million	$0.4 million to $1.2 million
The cost of building and equipping new restaurants can vary significantly and depends on a number of factors, including the local economic conditions, geographic considerations, the size of the restaurant, the characteristics of a particular site, and whether we are constructing a new building or converting an existing building. Accordingly, the cost of opening new restaurants in the future may differ substantially from the historical cost of restaurants previously opened.
Competition
The restaurant industry is highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional quick service, fast casual, and in some cases casual dining restaurant chains, as well as locally owned restaurants. We also compete with delivered meal solutions, convenience stores, grocery stores and other restaurant retailers.
We believe that:

•	product quality and taste;

•	brand differentiation and recognition;

•	convenience of location;

•	speed of service;

•	menu variety;

•	value perception;

•	ambiance;

•	cleanliness; and

•	hospitality
are among the important competitive factors in the fast-casual and quick-service restaurant segments and that our two concepts effectively compete against those categories. Pollo Tropical's competitors include national and regional chicken-based concepts, as well as other concepts. Taco Cabana's competitors include other Mexican inspired concepts as well as other concepts.

Restaurant Operating Data
Selected restaurant operating data for our two restaurant concepts is as follows:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands) (1)	$2,521	$2,331	$2,354
Average sales transaction	$11.63	$11.16	$10.94
Drive-through sales as a percentage of total sales	47.6%	47.9%	46.3%
Day-part sales percentages:
Lunch	47.1%	47.2%	47.1%
Dinner and late night	52.9%	52.8%	52.9%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands) (1)	$1,846	$1,760	$1,894
Average sales transaction	$10.47	$9.43	$9.27
Drive-through sales as a percentage of total sales	55.7%	56.4%	55.7%
Day-part sales percentages:
Breakfast	23.4%	23.5%	22.3%
Lunch	22.3%	21.8%	22.0%
Dinner	24.9%	24.7%	24.9%
Late night (9pm to midnight)	11.8%	11.4%	11.8%
Afternoon (2pm to 5pm)	13.1%	12.7%	12.6%
Overnight (midnight to 6am)	4.5%	5.9%	6.4%

(1)
Average annual sales for company-owned restaurants are derived by dividing restaurant sales for such year for the applicable segment by the average number of company-owned restaurants for the applicable segment for such year. For comparative purposes, the calculation of average annual sales per company-owned restaurant is based on a 52-week fiscal year.

Seasonality
Our business is marginally seasonal due to regional weather conditions. Sales from our restaurants located in South Florida are generally higher during the winter months than during the summer months, while sales from our restaurants located in Texas, Central Florida, and North Florida are generally higher during the summer months than the winter months. In addition, we have outdoor seating at many of our restaurants and the effects of adverse weather may impact the use of these areas and may negatively impact our restaurant sales.
Operations
Management Structure
We conduct substantially all of our operations, training, marketing, real estate, facilities and culinary research and development support functions from our Pollo Tropical division headquarters in Miami, Florida, and our Taco Cabana division headquarters in San Antonio, Texas. The management structure of Pollo Tropical consists of our President of Pollo Tropical, Danny Meisenheimer, who also serves as our Chief Operating Officer of Fiesta, and has over 30 years of experience in the restaurant industry, and one Vice President of Operations who is supported by four Regional Directors and 19 District Managers. The management structure of Taco Cabana consists of our President of Taco Cabana, Charles Locke, who has over 20 years of restaurant industry experience, and one Vice President of Operations who is supported by six Regional Directors and 22 District Managers. The Pollo Tropical and Taco Cabana Presidents are supported by a number of divisional and corporate executives with responsibility for operations, marketing, product development, purchasing, human resources, training, real estate and finance. For each of our brands, a district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants or held an equivalent position to district manager at a competing restaurant concept. District managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are supervised by a salaried restaurant or general manager and one to three salaried assistant managers and one to eight shift leaders.
Our executive management functions are primarily conducted from our offices in Dallas, Texas and Miami, Florida. Our management team is led by Richard Stockinger, who serves as our President and Chief Executive Officer, Louis DiPietro serves as our Senior Vice President, General Counsel and Corporate Secretary, Anthony Dinkins serves as our Senior Vice President of Human Resources, Danny Meisenheimer serves as our Senior Vice President, Chief Operating Officer of Fiesta and President of Pollo Tropical, and Charles Locke serves as President of Taco Cabana. Lynn Schweinfurth served as our Senior Vice President, Chief Financial Officer and Treasurer until January 25, 2019. Cheri Kinder serves as our Vice President, Corporate Controller and Chief Accounting Officer and is currently serving as Interim Chief Financial Offer and Treasurer while we conduct a formal search for a new permanent Chief Financial Officer.
Training
We maintain a comprehensive training and development program for all our restaurant personnel and provide both classroom and in-restaurant training for our salaried and hourly team members. Technology enhancements, expansion of leadership development curriculum, and a re-design of our e-learning courses coinciding with the introduction of a new Learning Management System platform is underway to focus our team members on system-wide operating procedures by position, food preparation methods and guest service standards.
The onboarding period for new managers is spent initially in a comprehensive management training program supervised by a dedicated field training manager. This period covers basic shift control and restaurant operations, team member supervision, procedural and technical skills and management development. This training is complemented by active coaching and a limited span of control. Thereafter, we customize an intensive, self-paced ongoing development program designed to prepare each employee for the next level of management. The onboarding period also includes robust classroom training with an emphasis on skill and competency building.
Our training process for new restaurant openings has been developed over the last five years as we expanded into new territory. Dedicated trainers, a new restaurant opening support team and a well-documented training and logistics process is in place to assist us in ensuring consistent execution of the brand standards as new restaurants open. The process consists of courses delivered both digitally and in the classroom, hands-on training and role-playing to ensure we transfer knowledge of our menu authenticity, knowledge and passion for our food and a culture of caring, which are strengths in our traditional markets. Our opening processes and training programs are designed to effectively instill these values along with our operating standards to our teams in new markets.
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
We provide in-store access to enterprise systems that assist in labor scheduling and food cost management, allow on-line ordering from distributors, and reduce managers' administrative time. Critical information from such systems is available in near real-time to our restaurant managers, who are expected to react quickly to trends or situations in their restaurant. Our district managers also receive near real-time information from all restaurants under their control and have access to key operating data on a remote basis. Management personnel at all levels, from the restaurant manager through senior management, utilize key restaurant performance indicators to manage our business.
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

We use an integrated digital ordering system that is integrated with our POS system at each restaurant. Individual, group or catering orders placed on our website or that of our third-party delivery partners, mobile app or through our call center are transmitted electronically to the restaurants to provide a seamless ordering, payment and pickup or delivery experience for our guests.
We expect to continue making substantial investments in technology that we believe will drive sales and transaction growth through improved customer engagement and off-premise service offerings, improve the effectiveness of labor and inventory management and business analytics, and improve efficiencies with our core enterprise systems.
As we enter into 2019, we are rolling out portable POS tablets with the ability to accept secure payments at both brands to improve speed of service. In addition, in early 2019, we will begin testing self-service kiosks inside our restaurants for guests to order and pay and will measure, among other things, the impact to traffic, guest check average, accuracy, staffing and operations.
Community Social Impact
We are committed to being a deeply responsible company in the communities where we do business. Our focus is on serving high quality food to our guests and contributing positively to the communities where our restaurants are located. This is integral to our business strategy. Some of our initiatives include:

•	Our chicken is free of hormones and trans-fats and our shrimp is Best Aquaculture certified;

•
We continue to pursue finding more earth-friendly serving and packaging materials for our products including bags that are made from recycled material, are 100% recyclable and reusable and are Rainforest Alliance certified, paper drink cups that are Sustainable Forest Initiative certified and aluminum that contains postindustrial re-processed and postconsumer material;

•	Military veterans are actively recruited to work at our restaurants;

•	We have military appreciation days and we provide discounts to military and first responders;

•
In 2018, we provided monetary and food donations or volunteered to the following organizations: Susan G. Komen, Boys and Girls Club of America, Salvation Army, Sandra DeLucca Development Center, Juvenile Diabetes Research Foundation, Children's Hospitals of Texas, Houston Food Bank, Austin Central Texas Food Bank, El Pasoans Fighting for Hunger Food Bank, San Antonio Food Bank, San Antonio Haven for Hope and Madison on Marsh Nursing Home;

•	We provided hundreds of hot meals to local police, FBI, first responders and local residents in need after the Parkland, Florida shooting tragedy;

•	Hundreds of hot meals were provided to first responders, victims, elderly residents and others in Texas and in Florida in the aftermath of the Hurricanes; and

•	We assist, through our non-profit Fiesta Family Foundation, many of our employees who have personally suffered losses or other hardships, including as a result of the Hurricanes.
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
For both our Pollo Tropical and Taco Cabana restaurants, we have service agreements with our primary distributors of food and paper products. In 2014, we consolidated our food distribution with Performance Food Group, Inc., which is now our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 31, 2019. For our Pollo Tropical restaurants, Kelly Food Service is our primary chicken distributor under an agreement that expires on July 31, 2019. We also currently rely on six suppliers for chicken for our Pollo Tropical and Taco Cabana restaurants under agreements that expire on December 31, 2019.
Quality Assurance
Pollo Tropical and Taco Cabana are committed to obtaining quality ingredients and creating freshly-prepared food in a safe manner. In addition to operating in accordance with quality assurance and health standards mandated by federal, state and local governmental laws and regulations regarding minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness, among other things, we have also developed our own internal quality control standards. We require our suppliers to adhere to our high quality control standards, and we regularly inspect their products and production and distribution facilities to ensure that they conform to those standards. In addition, we have implemented certain procedures to ensure that we serve safe, quality meals to our guests. As an example, we utilize the nationally-recognized ServSafe program to train our kitchen staff and managers on proper food handling and preparation techniques. In addition, we have hired a third party that conducts unscheduled food safety inspections of our restaurants, and restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis. These third-party inspections are one of the metrics used in our restaurant-level incentive bonus programs.
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
Continued Commitment to Strong Governance
At the 2018 Annual Meeting of Stockholders, we declassified our board of directors so that beginning at our 2019 Annual Meeting of Stockholders, our entire board of directors will stand for re-election for a one-year term. Additionally, in 2018, our board of directors adopted a mandatory maximum age of 75 for any director nominee.
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
We are subject to the federal Fair Labor Standards Act and various other federal and state laws governing employment matters. While we pay, on average, rates that are above the federal minimum wage, and where applicable, state minimum wage, increases in those minimum wages have in the past increased wage rates at our restaurants and in the future will affect our labor costs. We are also subject to provisions of the comprehensive federal health care reform law. We anticipate that a combination of labor management, cost reduction initiatives, technology and menu price increases can materially offset the potential increased costs associated with future regulations.
Taco Cabana is subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each restaurant location that sells alcoholic beverages. Typically, licenses must be renewed every one to two years and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant's records and procedures. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our Taco Cabana restaurants including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing. Our Taco Cabana restaurants are subject to state "dram-shop" laws. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated or minor patron. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot ensure that this insurance will be adequate to cover any claims that may be instituted against us. In early 2017, we discontinued the sale of alcoholic beverages at Pollo Tropical restaurants.
Employees
As of December 30, 2018, we employed approximately 10,220 persons, of which approximately 210 were corporate and administrative personnel and approximately 10,010 were restaurant operations and other supervisory personnel. None of our employees are covered by collective bargaining agreements. We believe that overall relations with our employees are good.
Availability of Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
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

ITEM  1A. RISK FACTORS
You should carefully consider the risks described below, as well as other information and data included in this Annual Report on Form 10-K. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business, consolidated financial condition and results of operations.
Risks Related to Our Business
The market in which we compete is highly competitive, and we may not be able to compete effectively.
The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with delivered meal solutions, convenience stores, grocery stores and other restaurant retailers.
Pollo Tropical's competitors include national and regional chicken-based concepts as well as other types of quick-service and fast-casual restaurants. Our Taco Cabana restaurants compete with Mexican concepts, including those in the quick-service, fast-casual and casual dining segments. Many of our competitors or potential competitors have greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing, and trends in the restaurant industry more quickly or effectively than we can. Additionally, to remain competitive, we have increasingly offered selected food items and combination meals at discounted prices. These pricing and other marketing strategies have had, and in the future may have, a negative impact on our sales and earnings.
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
Our success depends in significant part on the success of our Strategic Renewal Plan.
On April 24, 2017, we announced our Strategic Renewal Plan which was essentially completed at the end of the 2018 fiscal year. There can be no assurance that the strategic initiatives implemented under the Plan will deliver on their intended results, which could in turn adversely affect our business.

These strategic initiatives included detailed items focused on the following:

•	Revitalizing our brands in core markets;

•	Managing our capital effectively and exhibiting strong financial discipline;

•	Establishing platforms for long term growth; and

•	Reviewing our restaurant portfolio and closing underperforming restaurants.
Our continued growth depends on our ability to open and operate new restaurants profitably, which in turn depends on our continued access to capital, and newly developed restaurants may not perform as we expect and there can be no assurance that our growth and development plans will be achieved.
While we have decreased the number of new restaurants which we plan to open in the near term, our continued growth still depends on our ability to develop additional Pollo Tropical and Taco Cabana restaurants. Development involves substantial risks, including the following:

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
Our long-term development plans will require additional management, operational and financial resources. For example, we will be required to recruit managers and other personnel for each new restaurant. We cannot ensure that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, may depend on our continued access to external financing, including borrowing under our senior secured revolving credit facility, which we refer to as the "senior credit facility." There can be no assurance that we will have access to the capital we need at acceptable terms or at all, which could materially adversely affect our business. In addition, our need to manage our indebtedness levels to ensure continued compliance with financial leverage ratio covenants under our senior credit facility may reduce our ability to develop new restaurants.
Customer preferences and traffic could be adversely impacted by health concerns about certain food products, reports of food-borne illnesses or food safety issues, any of which could result in a decrease in demand for our products.
Customer preferences and traffic could be adversely impacted by health concerns or negative publicity about the consumption of particular food products, which could cause a decline in demand for those products and adversely impact our sales.
Instances or reports, whether verified or not, of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during growing, manufacturing, packaging, storing or preparation, have in the past severely injured the reputations of companies in the food processing, grocery and quick-service and fast-casual restaurant sectors and could affect us as well. Any report linking us to food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage our brand value and severely hurt sales of our food products and possibly lead to product liability claims, litigation (including class actions) or damages.
These problems, other food-borne illnesses (such as norovirus or hepatitis A), and injuries caused by the presence of foreign material could require us to temporarily close our restaurants. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and a decrease in customer traffic to our restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to a food recall pursuant to the United States Food and Drug Administration's recently enacted Food Safety Modernization Act.

Changes in consumer tastes may reduce the frequency of their visits to our restaurants which could negatively impact our business.
We obtain a significant portion of our revenues from the sale of foods that are characterized as tropical and Mexican inspired and if consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. Additionally, numerous companies in the industry have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, fresh, local, clean and all-natural, free from artificial ingredients, minimally processed, low in calories and low in fat content. Our inability to continue to respond to customer demand or changes in customer taste and preferences could require us to change our pricing, marketing, or promotional strategies, which could materially and adversely affect our consolidated financial results or the brand identity that we have created.
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
We could also be adversely affected by price increases specific to ingredients we have chosen due to their specific quality profile or related criteria, the markets for which are generally smaller and more concentrated than the markets for other commodity food products.
If a significant disruption in service or supply by any of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on our business.
Our restaurants depend on frequent deliveries of ingredients and other products. For both our Pollo Tropical and Taco Cabana restaurants, we have service agreements with our primary distributors of food and paper products. In 2014, we consolidated our food distribution with Performance Food Group, Inc., which is now our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 31, 2019. For our Pollo Tropical restaurants, Kelly Food Service is our primary chicken distributor under an agreement that expires on July 31, 2019. We also currently rely on six suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2019. There are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including adverse weather, unanticipated demand, labor or distribution problems, food safety issues by our suppliers or distributors, cost, and the financial health of our suppliers. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, this could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If such actions were to occur, customers could change their dining habits and affected restaurants could experience significant reductions in sales during the shortage or thereafter.
Loss of senior management could adversely affect our future success.
Our success depends on the services of our senior management, all of whom are "at will" employees. The loss of a member of senior management could have an adverse impact on our business or the financial market's perception of our ability to continue to grow.
If there is a lack of sufficient labor or labor costs increase, our operating results may be adversely affected.
Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs, because of increased competition for employees, a decrease in the labor supply to us or our key suppliers due to changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States, higher employee-turnover rates, unionization of restaurant workers, or increases in federal, state, or local minimum wages or in other employee benefits costs (including costs associated with health insurance coverage or workers' compensation insurance), this could have a material adverse effect on our operating results.
If a significant portion of our employees were to become union organized, our labor costs could increase. Potential changes in labor laws could increase the likelihood of some or all of our employees being subjected to greater organized labor influence and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs.
The success of our marketing programs and the impact of those of our competitors could have a material adverse effect on our results of operations and financial condition.
If our competitors increase spending on advertising and promotions, or our advertising and other marketing programs do not result in increased net sales or if the costs of advertising, media, or marketing increase greater than expected, or are less effective than our competitors, our profitability could be materially adversely affected.
Any material failure, interruption, or security breach in our systems could adversely affect our business.
We rely heavily on information technology systems across our operations, including point-of-sale processing in our restaurants, gift and loyalty cards, online business, and various other processes and transactions. Our ability to effectively manage our business and coordinate the preparation and sale of our products depends significantly on the reliability and capacity of these systems. We expect to expand our utilization of technology throughout our business and the failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause reduced efficiency of our operations, and significant capital investments could be required to remediate the problem.
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
We also collect and maintain personal information about our employees and customers as part of some of our marketing and guest loyalty programs. The collection and use of such information is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding. We also rely increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If the security and information systems of our outsourced third-party providers we use to store or process such information are compromised or if we or such third parties otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties, which could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected, which could impair our sales or ability to attract and keep qualified employees.
Our business is regional and we therefore face risks related to reliance on certain markets as well as risks for other unforeseen events.
As of December 30, 2018, all of our Company-owned Pollo Tropical restaurants were located in Florida and all of our Company-owned Taco Cabana restaurants were located in Texas. Therefore, events and conditions specific to these regions, including economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida and Texas, and the tourism industry in Florida, may have a material impact on the success of our restaurants in those locations.
Many of our restaurants are located in regions that may be susceptible to severe weather conditions. For example, our Florida and certain of our Texas restaurants are susceptible to hurricanes, other severe tropical weather events and flooding, and in the past, a number of our Texas restaurants have been periodically affected by severe winter weather. As a result, adverse weather conditions in any of these areas could damage these restaurants, reduce guest traffic to these restaurants, make it difficult or impossible for restaurants to receive deliveries of ingredients or other products and otherwise have a material adverse impact on our business.
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
We have encountered and may continue to encounter difficulties developing restaurants outside of our more mature core markets. For example, we closed all Pollo Tropical restaurants in Texas, Tennessee and Georgia over the last three years. We may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. It may be more challenging for us to attract guests to our restaurants in areas where there is a limited or a lack of market awareness of the Pollo Tropical or Taco Cabana brand. Restaurants opened in new markets where we have not reached media efficiency may open at lower sales volumes than restaurants opened in more mature markets, and may have lower restaurant-level operating margins than more mature markets. Sales at restaurants opened in new markets that are not yet media efficient have taken and may continue to take longer to reach average restaurant sales volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment and other lease charges. Opening new restaurants in areas in which potential guests may not be familiar with our restaurants may include costs related to the opening and marketing of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer guests than our more established restaurants in existing markets. We may also not open a sufficient number of restaurants in new markets to adequately leverage distribution, supervision and marketing costs. As a result of the foregoing, we cannot ensure that we will be able to successfully or profitably operate our new restaurants outside our existing markets.
Changes in accounting standards or the recognition of impairment or other charges may adversely affect our future results of operations.
New accounting standards or changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, could adversely affect our future results. We may also be affected by the nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment or other charges that reduce our earnings. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. These estimates are highly subjective and can be significantly impacted by many factors such as global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. If we experience any such changes, they could have a significant adverse effect on our reported results for the affected periods.
Government regulation could adversely affect our financial condition and results of operations.
In connection with the operation of our business, we are subject to extensive federal, state, local, and foreign laws and regulations that are complex and vary from location to location, including those related to:

•	franchise relationships;

•	building construction and zoning requirements;

•	nutritional content labeling and disclosure requirements;

•	management and protection of the personal data of our employees and customers; and

•	environmental matters.
Our restaurants are licensed and subject to regulation under federal, state, local and foreign laws, including business, health, fire, sales of alcohol (with respect to our Taco Cabana restaurants) and safety codes. For example, we are subject to the U.S. Americans with Disabilities Act, or ADA, and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas.
In addition, various federal, state, local and foreign labor laws govern our operations and our relationship with our employees, including minimum wage requirements, overtime, accommodation and working conditions, benefits, work authorization requirements, insurance matters, workers' compensation, disability laws such as the ADA discussed above, child labor laws, and anti-discrimination laws.
Although we believe that compliance with these laws has not had a material adverse effect on our operations to date, we may experience material difficulties or failures with respect to compliance with such laws in the future. Our failure to comply with these laws could result in required renovations to our facilities, litigation, fines, penalties, judgments, or other sanctions, including the temporary suspension of restaurant operations or a delay in construction or opening of a restaurant, any of which could adversely affect our business and our reputation.

In addition, new government initiatives or changes to existing laws, such as the adoption and implementation of national, state, or local government proposals relating to increases in minimum wage rates, may increase our costs of doing business and adversely affect our results of operations.
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
If one of our employees sells alcoholic beverages to an intoxicated patron or to a minor, we may be liable to third parties for the acts of the patron or incur significant fines or penalties.
We serve alcoholic beverages at our Taco Cabana restaurants and are subject to the "dram-shop" statutes of the jurisdictions in which we serve alcoholic beverages. "Dram-shop" statutes generally provide that serving alcohol to an intoxicated patron is a violation of the law. We discontinued the sale of alcoholic beverages at Pollo Tropical restaurants in early 2017.
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
Additionally, we are subject to statutes of the jurisdictions in which we serve alcoholic beverages which prohibit us from selling or serving alcohol to minor patrons. These statutes generally provide that serving or selling alcohol to minors is a violation of the law, and will result in fines and other penalties including the suspension or loss of our license to sell alcohol in the future. If we were to incur a significant number of sale to minor violations the fines or penalties could have a material adverse effect on us.
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
As of December 30, 2018, a total of 38 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees and the number of franchised restaurants may increase in the future. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our Company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.
Our indebtedness could adversely affect our financial condition.
As of December 30, 2018, we had $79.7 million of outstanding indebtedness comprised of $78.0 million of revolving credit borrowings under our senior credit facility and capital lease obligations of $1.7 million.
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
Major developments on trade relations resulting from the recent elections could have a material adverse effect on our business.
The current political climate and recent national elections have introduced uncertainty with respect to trade policies, tariffs and government regulations impacting trade between the United States and other countries. We source several of our ingredients, paper products and other materials used within our business from suppliers outside of the United States, including Asia, Central America and Mexico. Significant developments in trade relations, such as the imposition of tariffs on items imported by us, could increase our costs and materially and adversely affect our consolidated financial results.
We are subject to all of the risks associated with leasing property subject to long-term non-cancelable leases.
The leases for our restaurant locations generally have initial terms of 10 to 20 years, and typically provide for renewal options in five year increments as well as for rent escalations. Generally, our leases are "net" leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be obligated to perform our monetary obligations under the applicable lease including, among other things, paying all amounts due for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 30, 2018, we owned or leased the following operating restaurant properties:

	Owned	Leased (1)	Total (2)
Restaurants:
Pollo Tropical	6	133	139
Taco Cabana	6	156	162
Total operating restaurants	12	289	301

(1)	Includes eleven restaurants located in in-line or storefront locations.

(2)	Excludes restaurants operated by our Pollo Tropical and Taco Cabana franchisees.
As of December 30, 2018, we leased 96% of our Pollo Tropical restaurants and 96% of our Taco Cabana restaurants. We typically enter into leases (including renewal options) ranging from 35 to 45 years. The average remaining term for all leases for operating restaurant properties, including options, was approximately 24 years as of December 30, 2018. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
As of December 30, 2018, we had one restaurant under development, 16 closed properties subleased to third parties, 33 closed restaurant properties available for sublease, three properties for which the lease will be terminated and five owned and closed restaurant properties, of which one has been leased to a third party, three were available for lease (two of which will also be available for sale) and one will be available for sale in 2019.
In addition to the restaurant locations, we lease approximately 21,000 square feet at 14800 Landmark Boulevard, Suite 500, Dallas, Texas which houses some of our executive offices and certain of our administrative functions. We also lease approximately 10,400 square feet at 7255 Corporate Center Drive, Miami, Florida, and 1,300 square feet at 7200 Corporate Center Drive, Miami, Florida, which house some of our executive offices and administrative operations for our Pollo Tropical restaurants. Additionally, we lease approximately 10,300 square feet of office space at 1077 Central Parkway South, Suite 600, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants. In addition, we lease an office facility located at 3220 Keller Spring Road, Suite 108, Carrollton, Texas, which is subleased to a third party and an office building at 8918 Tesoro Drive, Suite 200, San Antonio Texas, that is available for sublease.
ITEM 3. LEGAL PROCEEDINGS
We are a party to various litigation matters incidental to the conduct of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Select Market under the symbol "FRGI". The common stock has been quoted on The NASDAQ Global Select Market since May 8, 2012. On February 20, 2019, there were 27,234,451 shares of our common stock outstanding held by 431 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency. The closing price of our common stock on February 20, 2019 was $15.50.
The following table presents the range of high and low closing prices of our common stock for the periods indicated, as reported by The NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Year Ended December 30, 2018
First Quarter	$20.20	$16.60
Second Quarter	29.05	18.05
Third Quarter	30.55	25.85
Fourth Quarter	29.82	14.32

Year Ended December 31, 2017
First Quarter	$29.45	$19.80
Second Quarter	25.00	20.15
Third Quarter	20.60	15.90
Fourth Quarter	20.10	16.10
Dividends
We did not pay any cash dividends during 2018 or 2017. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain the majority of available funds to fund the development and growth of our business or to use for other corporate related purposes such as the repayment of revolving credit borrowings under our senior credit facility. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends and distributions to us from our subsidiaries. Our senior credit facility limits—and debt instruments that we and our subsidiaries may enter into in the future may limit—our ability to pay dividends to our stockholders.
Issuer Purchases of Equity Securities
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

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to November 4, 2018	—	$—	—	1,402,642
November 5, 2018 to December 2, 2018	15,000	18.94	15,000	1,387,642
December 3, 2018 to December 30, 2018	—	—	—	1,387,642
Total	15,000	$18.94	15,000
(1) Shares purchased in open market transactions.
Stock Performance Graph
The following performance graph compares our cumulative total stockholder return on our common stock with the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P Small Cap 600 Restaurant Index. We have elected to use the S&P Small Cap 600 Restaurant Index in compiling our stock performance graph because we believe that index represents a comparison to competitors with similar market capitalization as us. The graph assumes that $100 was invested on December 31, 2013, with dividends reinvested quarterly.
The trading price of our common stock on December 31, 2013 was $52.24 and the closing price of our common stock on December 28, 2018, the last trading day before our fiscal year end date of December 30, 2018, was $15.24.

Total Cumulative Shareholder Returns

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Fiesta Restaurant Group, Inc.	$100.00	$116.39	$64.32	$57.14	$36.37	$29.69
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
S&P Small Cap 600 Restaurants	100.00	117.34	105.44	112.22	107.66	117.68
The graph and table above provide the cumulative change of $100.00 invested on December 31, 2013, including reinvestment of dividends, if applicable, for the periods indicated.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the years ended December 30, 2018, December 31, 2017, January 1, 2017, January 3, 2016 and December 28, 2014. The information in the following table should be read together with our audited consolidated financial statements and accompanying notes as of December 30, 2018 and December 31, 2017 and for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 of this Annual Report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 30, 2018, December 31, 2017, January 1, 2017, and December 28, 2014 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks.

(Dollars in thousands, except share and per share data)	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
Statement of operations data:
Revenues:
Restaurant sales	$685,925	$666,584	$708,956	$684,584	$608,540
Franchise royalty revenues and fees	2,672	2,548	2,814	2,808	2,603
Total revenues	688,597	669,132	711,770	687,392	611,143
Costs and expenses:
Cost of sales	218,946	202,888	214,609	217,328	192,250
Restaurant wages and related expenses (including stock-based compensation expense of $90, $52, $142, $156, and $71, respectively)	188,131	184,742	185,305	174,222	155,140
Restaurant rent expense	36,034	36,936	37,493	33,103	29,645
Other restaurant operating expenses	100,828	98,927	96,457	87,285	78,921
Advertising expense	23,695	26,091	26,800	21,617	19,493
General and administrative (including stock-based compensation expense of $3,379, $3,493, $3,141, $4,137, and $3,426, respectively)	54,525	59,633	54,826	54,156	48,924
Depreciation and amortization	37,604	34,957	36,776	30,575	23,047
Pre-opening costs	1,716	2,118	5,511	4,567	4,061
Impairment and other lease charges(1)	21,144	61,760	25,644	2,382	363
Other expense (income), net(2)	(3,007)	2,190	1,130	(314)	(68)
Total operating expenses	679,616	710,242	684,551	624,921	551,776
Income (loss) from operations	8,981	(41,110)	27,219	62,471	59,367
Interest expense	3,966	2,877	2,171	1,889	2,228
Income (loss) before income taxes	5,015	(43,987)	25,048	60,582	57,139
Provision for (benefit from) income taxes	(2,772)	(7,755)	8,336	22,046	20,963
Net income (loss)	$7,787	$(36,232)	$16,712	$38,536	$36,176

Per share data:
Earnings (loss) per common share—basic	$0.29	$(1.35)	$0.62	$1.44	$1.35
Earnings (loss) per common share—diluted	0.29	(1.35)	0.62	1.44	1.35
Weighted average shares outstanding:
Weighted average common shares outstanding—basic	26,890,577	26,821,471	26,682,227	26,515,029	26,293,714
Weighted average common shares outstanding—diluted	26,894,083	26,821,471	26,689,179	26,522,196	26,296,049
Other financial data:
Net cash provided by operating activities	$53,803	$50,820	$80,679	$81,352	$64,106
Net cash used for investing activities	(52,124)	(55,492)	(81,160)	(87,671)	(66,658)
Net cash provided by (used in) financing activities	(20)	4,075	(604)	6,513	(3,339)
Total capital expenditures	(57,850)	(55,866)	(82,365)	(87,570)	(74,079)

	Year Ended
(Dollars in thousands)	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
Balance sheet data:
Total assets	$418,659	$423,313	$441,565	$415,645	$357,956
Working capital	(2,162)	(18,796)	(19,827)	(15,067)	(14,243)
Long-term debt:
Revolving credit facility	78,000	75,000	69,900	71,000	66,000
Lease financing obligations	—	—	1,664	1,663	1,660
Capital leases	1,744	1,523	1,612	1,681	1,325
Total long-term debt	$79,744	$76,523	$73,176	$74,344	$68,985

Stockholders' equity	$240,059	$231,516	$264,175	$243,982	$199,587
Operating statistics:
Consolidated:
Restaurant-level Adjusted EBITDA(3)	$118,381	$117,462	$148,434	$151,185	$133,162
Restaurant-level Adjusted EBITDA margin(3)	17.3%	17.6%	20.9%	22.1%	21.9%
Adjusted EBITDA(3)	67,962	67,445	96,567	101,040	85,670
Adjusted EBITDA margin(3)	9.9%	10.1%	13.6%	14.7%	14.0%
Total company-owned restaurants (at end of period)	301	312	343	317	291
Pollo Tropical:
Company-owned restaurants (at end of period)	139	146	177	155	124
Average number of company-owned restaurants	148.5	159.7	169.8	138.5	112.3
Revenues:
Restaurant sales	$374,381	$372,328	$399,736	$364,544	$305,404
Franchise royalty revenues and fees	1,815	1,787	2,062	2,197	2,072
Total revenues	376,196	374,115	401,798	366,741	307,476
Average annual sales per company-owned restaurant(4)	2,521	2,331	2,354	2,585	2,720
Restaurant-level Adjusted EBITDA(3)	82,066	78,371	90,294	90,374	78,960
Restaurant-level Adjusted EBITDA margin(3)	21.9%	21.0%	22.6%	24.8%	25.9%
Adjusted EBITDA(3)	54,903	50,937	58,286	61,265	52,794
Adjusted EBITDA margin(3)	14.6%	13.6%	14.5%	16.7%	17.2%
Change in comparable company-owned restaurant sales(5)	2.2%	(6.5)%	(1.6)%	3.8%	6.6%

	Year Ended
(Dollars in thousands)	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
Taco Cabana:
Company-owned restaurants (at end of period)	162	166	166	162	167
Average number of company-owned restaurants	168.8	167.2	163.3	163.9	165.6
Revenues:
Restaurant sales	$311,544	$294,256	$309,220	$320,040	$303,136
Franchise royalty revenues and fees	857	761	752	611	531
Total revenues	312,401	295,017	309,972	320,651	303,667
Average annual sales per company-owned restaurant(5)	1,846	1,760	1,894	1,920	1,831
Restaurant-level Adjusted EBITDA(3)	36,315	39,091	58,140	60,811	54,202
Restaurant-level Adjusted EBITDA margin(3)	11.7%	13.3%	18.8%	19.0%	17.9%
Adjusted EBITDA(3)	13,059	16,508	38,281	39,775	32,876
Adjusted EBITDA margin(3)	4.2%	5.6%	12.3%	12.4%	10.8%
Change in comparable company-owned restaurant sales(6)	4.5%	(7.3)%	(2.5)%	4.4%	3.3%

(1)
Impairment charges for the year ended December 30, 2018, primarily include impairment charges for 14 Pollo Tropical restaurants that were closed in 2018, two of which were initially impaired in 2017, nine Taco Cabana locations that were closed in 2018, one of which was initially impaired in 2017, and one Pollo Tropical and six Taco Cabana locations that we continue to operate. Other lease charges, net of recoveries, for the year ended December 30, 2018 were primarily related to restaurants that closed in 2018 and net recoveries related to restaurants and an office location that closed in prior years. Impairment charges for the year ended December 31, 2017, primarily include impairment charges for 40 Pollo Tropical restaurants that were closed in 2017, seven of which were initially impaired in 2016, six Taco Cabana restaurants that were closed in 2017, four of which were initially impaired in 2016, two Pollo Tropical restaurants and five Taco Cabana restaurants which we continued to operate and an office location that was closed in December 2017. Other lease charges, net of recoveries, for the year ended December 31, 2017 were related primarily to restaurants and an office location that were closed in 2017 as well as previously closed restaurants. Impairment and other lease charges for the year ended January 1, 2017 primarily include impairment charges for 17 Pollo Tropical restaurants that were closed in 2016 and 2017, and seven Taco Cabana restaurants, four of which were subsequently closed in 2017 and three of which we continued to operate. Other lease charges, net of recoveries, for the year ended January 31, 2017 were related to restaurants closed in 2016 as well as previously closed restaurants. Impairment and other lease charges for the year ended January 3, 2016 primarily include charges related to the closure of two restaurants as well as previously closed restaurants.

(2)
Other expense (income), net for the year ended December 30, 2018, primarily includes $3.5 million in insurance recoveries related to the Hurricanes and total gains of $1.2 million on the sale of three restaurant properties, partially offset by the write-off of site development costs of $0.6 million and severance related to the closure of restaurants and costs for the removal, transfer and storage of equipment from closed restaurants of $1.1 million. Other expense (income), net for the year ended December 31, 2017, primarily includes $2.1 million in costs for the removal of signs and equipment and equipment transfers and storage related to the closure of restaurants and severance for closed restaurant employees, and $0.5 million in food donated to charitable organizations, partially offset by $0.4 million in additional proceeds received related to two Taco Cabana locations as a result of eminent domain proceedings, $0.3 million in expected insurance proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire, and $0.2 million in estimated insurance recoveries related to a restaurant closed due to Hurricane Harvey damage. Other income for the year ended January 1, 2017, includes additional proceeds related to a location that closed in 2015 as a result of an eminent domain proceeding, partially offset by costs for the removal of signs and equipment related to the closure of 10 Pollo Tropical restaurants in the fourth quarter of 2016. Other income for the year ended January 3, 2016 consisted primarily of a previously deferred gain of $0.4 million from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding and expected business interruption proceeds of $0.3 million related to a Pollo Tropical that was temporarily closed due to a fire. Other income for the year ended December 28, 2014 consisted primarily of a gain of $0.6 million from a condemnation award resulting from an eminent domain proceeding related to a location that closed in 2014.

(3)
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

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA and Restaurant-level Adjusted EBITDA is presented below:

	Year Ended
(Dollars in thousands)	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
Net income (loss)	$7,787	$(36,232)	$16,712	$38,536	$36,176
Provision for (benefit from) income taxes	(2,772)	(7,755)	8,336	22,046	20,963
Income (loss) before taxes	5,015	(43,987)	25,048	60,582	57,139
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	37,604	34,957	36,776	30,575	23,047
Impairment and other lease charges	21,144	61,760	25,644	2,382	363
Interest expense	3,966	2,877	2,171	1,889	2,228
Other (income) expense, net	(3,007)	2,190	1,130	(314)	(68)
Stock-based compensation expense in restaurant wages	90	52	142	156	71
Unused pre-production costs in advertising expense(a)	—	410	—	—	—
Total Non-general and administrative expense adjustments	59,797	102,246	65,863	34,688	25,641
General and administrative expense adjustments:
Stock-based compensation expense	3,379	3,493	3,141	4,137	3,426
Terminated capital project(b)	—	849	—	—	—
Board and shareholder matter costs(c)	(597)	3,049	1,580	—	—
Strategic Renewal Plan restructuring costs and retention bonuses(d)	545	2,420	86	—	—
Office restructuring and relocation costs(e)	—	(152)	539	—	—
Legal settlements and related costs(f)	(177)	(473)	310	1,633	(536)
Total general and administrative expense adjustments	3,150	9,186	5,656	5,770	2,890
Consolidated Adjusted EBITDA	67,962	67,445	96,567	101,040	85,670
Add:
Pre-opening costs	1,716	2,118	5,511	4,567	4,061
General and administrative(g)	51,375	50,447	49,170	48,386	46,034
Less:
Franchise royalty revenue and fees	2,672	2,548	2,814	2,808	2,603
Restaurant-level Adjusted EBITDA:
Pollo Tropical	$82,066	$78,371	$90,294	$90,374	$78,960
Taco Cabana	36,315	39,091	58,140	60,811	54,202
Consolidated	118,381	117,462	148,434	151,185	133,162

(a)	Unused pre-production costs for the year ended December 31, 2017, include costs for advertising pre-production that will not be used.

(b)	Terminated capital project costs for the year ended December 31, 2017, include costs related to the write-off of a capital project that was terminated in the first quarter of 2017.

(c)
Board and shareholder matter costs for the twelve months ended December 30, 2018 include fee reductions and final insurance recoveries related to 2017 shareholder activism costs. Board and shareholder matter costs for the year ended December 31, 2017, include fees related to shareholder activism and CEO and board member searches. Board and shareholder matter costs for the year ended January 1, 2017, primarily include fees related to the previously proposed and terminated separation transaction, and costs related to shareholder activism.

(d)
Plan restructuring costs and retention bonuses for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, include severance related to the Plan and reduction in force and bonuses paid to certain employees for retention purposes.

(e)
Office restructuring and relocation costs for the years ended December 31, 2017 and January 1, 2017, include severance and relocation adjustments and costs associated with the prior-year restructuring of Pollo Tropical brand and corporate offices.

(f)
Legal settlements and related costs for the year ended December 30, 2018 include reductions to final settlement amounts related to litigation matters. Legal settlements and related costs for the years ended December 31, 2017, January 1, 2017, January 3, 2016 and December 28, 2014, include benefits or costs related to litigation matters.

(g)	Excludes general and administrative adjustments included in Adjusted EBITDA.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of financial condition and results of operations ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes. Any reference to restaurants refers to company-owned restaurants unless otherwise indicated.
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017 each contained 52 weeks.
Company Overview
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which this year celebrated 30th and 40th anniversaries, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared tropical inspired menu items, while our Taco Cabana restaurants specialize in Mexican inspired food made fresh by hand. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of December 30, 2018, our restaurants included 139 Pollo Tropical restaurants in Florida and 162 Taco Cabana restaurants in Texas for a total of 301 restaurants.
We franchise our Pollo Tropical restaurants primarily in international markets, and as of December 30, 2018, we had 24 franchised Pollo Tropical restaurants located in Puerto Rico, the Bahamas, Panama and Guyana and five on college campuses and one at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of December 30, 2018, we had six franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Events Affecting our Results of Operations
The Strategic Renewal Plan (the "Plan")
In 2017, we developed and began implementing the Plan designed to significantly improve our core business model and drive long term shareholder value creation. It consisted of the following: 1) revitalizing restaurant performance in core markets; 2) managing capital and financial discipline; 3) establishing platforms for long term growth; and 4) optimizing each brands' restaurant portfolio.
We relaunched the Pollo Tropical brand in October 2017 and the Taco Cabana brand in July 2018 once the material aspects of the Plan with respect to each brand were in place. The relaunch of both brands was delayed as a result of Hurricanes Harvey and Irma (the "Hurricanes") in the third quarter of 2017.
The items detailed below reflect some of the related accomplishments of the Plan and areas of focus as we enter 2019:
Revitalizing the Restaurant Brands in Core Markets

•
We comprehensively implemented refined recipes that improved food quality with higher quality fresh ingredients, impacting approximately 90% of menu items at both brands. We vertically integrated our chicken supply chain, allowing us to control the feed, breed, and size of all chickens purchased.

•
New products with broad appeal have been introduced at both brands. Pollo Tropical has added a Crispy Chicken platform and new sides and desserts while Taco Cabana has added a variety of loaded tacos, applewood smoked brisket, alcoholic beverage promotions and shareable appetizers.

•	Comprehensive research validated our new menu direction, including identifying new and future opportunities to further enhance our menu and appeal to our guests.

•
Both brands rolled out digital menu boards that we believe enhance the presentation of our menus and communicates food offerings and promotions more effectively, to further differentiate our brands in a competitive marketplace.

•
Multiple operational initiatives were put in place to deliver high quality execution with consistency, including the implementation of incremental labor and technology to improve speed of service, transaction flow, and the quality and consistency of hospitality.

•
We upgraded our restaurant facilities and equipment to address deferred maintenance needs and, in some cases, added signage and exterior lighting to improve visibility. We believe these material upgrades add to the clean, safe and appealing environment for our guests and our team members, and further provide cooking platforms to produce quality menu items with consistency.
Managing Capital and Financial Discipline

•	We restructured our organization in 2017 and eliminated field and corporate positions to mitigate the impact of investments made to enhance the guest experience.

•	We are continuing to develop a preventative maintenance program to improve the longevity of our restaurant base.

•	In late 2018, we began rolling out portable point-of-sale tablets which accept payment. These tablets will improve speed of service and throughput in our drive-thrus.

•	We are planning to test kiosks in early 2019 which could increase our average guest check, improve accuracy and potentially mitigate increasing labor costs.

•	In 2019, we will resume restaurant remodels with approximately ten at each brand.
Establishing Platforms for Long Term Growth

•
We established an external call center to respond to guest inquiries and handle catering orders that we will bring in-house in 2019. In 2018, we began investing in infrastructure to support a robust catering business, including dedicated leadership, operational support and sales managers. We anticipate catering will be a significant source of future growth at both brands.

Optimizing our Restaurant Portfolio

•	In December 2018, we completed a comprehensive review of our restaurant portfolio at both brands with the closure of a number of unprofitable restaurants.
Store Closures
Based on the completion of our restaurant portfolio examination as part of our strategic review process in December 2018, we closed 14 Pollo Tropical restaurants, including all of our Pollo Tropical restaurants in the greater Atlanta metropolitan area, and nine Taco Cabana restaurants. We also closed two Taco Cabana restaurants in the second quarter of 2018. Additionally, we closed 30 Pollo Tropical restaurants in the second quarter of 2017, ten Pollo Tropical restaurants in the third quarter of 2017 and six Taco Cabana restaurants in the third and fourth quarters of 2017. Six Pollo Tropical restaurants that were closed in 2016 and 2017 in Texas were rebranded as Taco Cabana restaurants in 2017 and 2018 and one Pollo Tropical restaurant will be rebranded as a Taco Cabana restaurant in 2019.
Impairment and other lease charges for the twelve months ended December 30, 2018 were $21.1 million and included (i) impairment charges of $17.1 million and lease and other charges of $2.1 million primarily with respect to the 23 restaurants that were closed in the fourth quarter of 2018, three of which were initially impaired in 2017, and adjustments to estimates of future lease costs for certain previously closed restaurants, and (ii) impairment charges of $1.9 million related to seven underperforming Pollo Tropical and Taco Cabana restaurants that we continue to operate.
Impairment and other lease charges for the twelve months ended December 31, 2017 were $61.8 million and included impairment charges of $54.2 million and lease and other charges of $7.5 million primarily with respect to the 46 restaurants that were closed in 2017, an office location that was closed in 2017 and two Pollo Tropical restaurants and five Taco Cabana restaurants that we continued to operate.
For the twelve months ended December 30, 2018, the 14 closed Pollo Tropical restaurants and nine closed Taco Cabana restaurants contributed approximately $15.8 million and $9.5 million in restaurant sales, respectively, and $5.2 million and $1.7 million in restaurant-level operating losses to income from operations, respectively, including depreciation expense of $2.2 million and $0.7 million for Pollo Tropical and Taco Cabana, respectively.

Hurricanes
During the third quarter of 2017, Texas and Florida were struck by Hurricanes Harvey and Irma (the "Hurricanes"). Forty-three Taco Cabana and two Company-owned Pollo Tropical restaurants in the Houston metropolitan area and all 149 Company-owned Pollo Tropical restaurants in Florida and the Atlanta metropolitan area were closed and affected by the Hurricanes to varying degrees (e.g. property preparation and damage, inventory losses, payment of hourly restaurant employees while restaurants were closed, lost business related to temporary closures, limited menu and modified hours of operations). Other Texas markets where we operate Company-owned restaurants including San Antonio were also affected by Hurricane Harvey, but to a lesser degree.
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
In 2018, we received business interruption and property damage insurance settlement proceeds of $2.8 million and $1.7 million for Pollo Tropical and Taco Cabana, respectively, and recognized other income of $2.1 million and $1.4 million for Pollo Tropical and Taco Cabana, respectively, related to the Hurricanes.
Change in Tax Law
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act"), which includes a provision that reduces the federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, was signed into law. In addition, the Act limits net operating loss deductions generated in 2018 and future years and modifies net operating loss carryover terms. In accordance with generally accepted accounting principles, the enactment of this new tax legislation required us to revalue our net deferred income tax assets at the new corporate statutory rate of 21.0% as of the enactment date in 2017, which resulted in a one-time adjustment to our deferred income taxes of $9.0 million with a corresponding non-cash increase to the provision for income taxes as a discrete item during the fourth quarter of 2017. The change in the corporate tax rate reduced the nominal value of our deferred tax assets, but it did not reduce the future tax deductions they represent. In 2018, in conjunction with a cost segregation study conducted prior to filing our 2017 federal income tax return, we changed the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions. Changes in our 2017 federal income tax return from the amounts recorded as of December 31, 2017 were primarily the result of changing the depreciable lives of assets for federal income tax purposes. These changes allowed us to record an incremental benefit of $4.0 million for 2018.
Executive Summary—Consolidated Operating Performance for the Year Ended December 30, 2018
Our fiscal year 2018 results include the following:

•
We recognized net income of $7.8 million in 2018, or $0.29 per diluted share, compared to net loss of $(36.2) million, or $(1.35) per diluted share in 2017, due primarily to a decrease in impairment and other lease charges from $61.8 million in 2017 to $21.1 million in 2018, the effect of changing the depreciation method for certain assets for federal income tax purposes in 2018 and the impact of the Act in 2017, lower general and administrative expenses, the impact of the Hurricanes in 2017 and insurance recoveries associated with the Hurricanes in 2018 and higher advertising expenses for Pollo Tropical in 2017 during the relaunch as part of the Plan. In addition, growth in comparable restaurant sales at both brands positively contributed to the increase in net income in 2018. The positive impact was offset by higher cost of sales at both brands in part attributable to the initiatives under the Plan to improve the guest experience and higher advertising expenses for Taco Cabana as a result of the reduction of advertising in 2017 during the early stages of the Plan.

•
Total revenues increased 2.9% in 2018 to $688.6 million from $669.1 million in 2017, driven primarily by an increase in comparable restaurant sales at both brands, and the net impact of opening new restaurants and closing underperforming restaurants in 2017. Comparable restaurant sales increased 4.5% for our Taco Cabana restaurants resulting primarily from an increase in average check of 10.4%, partially offset by a decrease in comparable restaurant transactions of 5.9%. Comparable restaurant sales increased 2.2% for our Pollo Tropical restaurants resulting primarily from an increase in average check of 4.3%, partially offset by a decrease in comparable restaurant transactions of 2.1%.

•	During 2018, we opened seven new Pollo Tropical restaurants and seven new Taco Cabana restaurants and permanently closed 14 Pollo Tropical restaurants and 11 Taco Cabana restaurants.

•
Consolidated Adjusted EBITDA increased $0.5 million for the twelve months ended December 30, 2018 to $68.0 million compared to $67.4 million for the twelve months ended December 31, 2017, driven primarily by higher comparable restaurant sales at both brands in 2018 and higher advertising expenses at Pollo Tropical in 2017 during the relaunch as part of the Plan, partially offset by higher costs associated with the Plan to improve the guest experience to drive incremental transactions and higher advertising expenses at Taco Cabana in 2018. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants in each fiscal year:

	2018			2017			2016
	Owned	Franchised	Total	Owned	Franchised	Total	Owned	Franchised	Total
Pollo Tropical:
Beginning of year	146	31	177	177	35	212	155	35	190
New	7	—	7	9	3	12	32	4	36
Closed	(14)	(1)	(15)	(40)	(7)	(47)	(10)	(4)	(14)
End of year	139	30	169	146	31	177	177	35	212

Taco Cabana:
Beginning of year	166	7	173	166	7	173	162	6	168
New	7	1	8	6	—	6	4	1	5
Closed	(11)	—	(11)	(6)	—	(6)	—	—	—
End of year	162	8	170	166	7	173	166	7	173
The following table sets forth, for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017	December 30, 2018	December 31, 2017	January 1, 2017	December 30, 2018	December 31, 2017	January 1, 2017
	Pollo Tropical			Taco Cabana			Consolidated
Restaurant sales:
Pollo Tropical							54.58%	55.86%	56.38%
Taco Cabana							45.42%	44.14%	43.62%
Consolidated restaurant sales							100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.9%	31.6%	31.7%	30.8%	29.0%	28.5%	31.9%	30.4%	30.3%
Restaurant wages and related expenses	23.2%	23.8%	23.5%	32.5%	32.7%	29.5%	27.4%	27.7%	26.1%
Restaurant rent expense	4.7%	5.1%	5.0%	6.0%	6.1%	5.7%	5.3%	5.5%	5.3%
Other restaurant operating expenses	13.8%	14.2%	13.6%	15.8%	15.7%	13.7%	14.7%	14.8%	13.6%
Advertising expense	3.5%	4.4%	3.7%	3.4%	3.3%	3.9%	3.5%	3.9%	3.8%
Pre-opening costs	0.2%	0.3%	1.2%	0.3%	0.3%	0.2%	0.3%	0.3%	0.8%
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
Total revenues increased 2.9% to $688.6 million in 2018 from $669.1 million in 2017, while the 2017 total revenues represent a decrease of 6.0% from $711.8 million in 2016. Restaurant sales also increased 2.9% to $685.9 million in 2018 from $666.6 million in 2017, while 2017 restaurant sales represent a decrease of 6.0% from $709.0 million in 2016.

The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana (in millions):

	2018 vs. 2017	2017 vs. 2016
Pollo Tropical:
Increase (decrease) in comparable restaurant sales	$7.6	$(22.4)
Decrease in sales related to closed restaurants, net of new restaurants	(5.5)	(5.0)
Total increase (decrease)	$2.1	$(27.4)

Taco Cabana:
Increase (decrease) in comparable restaurant sales	$12.7	$(21.9)
Incremental sales related to new restaurants, net of closed restaurants	4.6	6.9
Total increase (decrease)	$17.3	$(15.0)
Restaurants are included in comparable restaurant sales after they have been open for 18 months. Comparable restaurant sales in 2017 for both brands were negatively impacted by the Hurricanes.
Comparable restaurant sales increased 2.2% and 4.5% for Pollo Tropical and Taco Cabana restaurants, respectively, in 2018. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. The increase in average check is primarily driven by menu price increases. For Pollo Tropical, an increase in average check of 4.3% driven by menu price increases of 4.2% was partially offset by a decrease in comparable restaurant transactions of 2.1% in 2018 as compared to 2017. For Taco Cabana, an increase in average check of 10.4% driven by menu price increases of 6.7% and positive sales mix associated with higher priced promotions and new menu items related to brand repositioning was partially offset by a decrease in comparable restaurant transactions of 5.9% in 2018 as compared to 2017.
As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.4% in 2018.
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
The decrease in comparable sales for both brands in 2017 compared to 2016 was partially attributable to temporary closures, limited menu offerings and modified hours of operations as a result of the Hurricanes, which we estimate negatively impacted comparable restaurant sales and transactions for Pollo Tropical by approximately 1.0% to 2.0% and Taco Cabana by approximately 0.5% to 1.0% in 2017 compared to 2016. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.6% and 1.5% in 2017 and 2016, respectively.
Restaurant sales for Pollo Tropical in 2018 compared to 2017 and in 2017 compared to 2016 were also negatively impacted by the restaurant closures that occurred in the fourth quarter of 2016 and in 2017.
Franchise revenues increased by $0.1 million to $2.7 million in 2018 as compared to 2017 due to higher sales at franchised restaurants in 2018. Franchise revenues decreased by $0.3 million to $2.5 million in 2017 as compared to 2016 due to the closure of seven franchised Pollo Tropical restaurants in 2017.
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

	2018 vs. 2017	2017 vs. 2016
Pollo Tropical:
Cost of sales(1):
Menu offering improvement costs and impact of commodity costs	1.2%	0.5%
Sales mix	1.1%	(0.1)%
Operating inefficiencies	0.3%	0.3%
Menu price increases	(1.4)%	(0.8)%
Other	0.1%	—%
Net increase (decrease) in cost of sales as a percentage of restaurant sales	1.3%	(0.1)%

Restaurant wages and related expenses:
Higher labor costs for comparable restaurants(1)(2)(3)	0.3%	1.1%
Higher medical benefit costs(3)	—%	0.2%
Lower labor costs due to restaurant closures, net of new restaurants(4)	(0.8)%	(0.9)%
Other	(0.1)%	(0.1)%
Net increase (decrease) in restaurant wages and related expenses as a percentage of restaurant sales	(0.6)%	0.3%

Other operating expenses:
Higher repairs and maintenance costs(1)(3)	—%	0.6%
Hurricane preparation and repair cost recovery	(0.2)%	0.2%
Higher utility expenses(3)	—%	0.2%
Lower real estate taxes(3)(4)	(0.1)%	(0.2)%
Lower insurance	—%	(0.2)%
Other(3)	(0.1)%	—%
Net increase (decrease) in other restaurant operating expenses as a percentage of restaurant sales	(0.4)%	0.6%

Advertising expense:
Increase (decrease) in advertising(5)	(0.9)%	0.7%
Net increase (decrease) in advertising expense as a percentage of restaurant sales	(0.9)%	0.7%

Pre-opening costs:
Decrease in number of restaurants opened	(0.1)%	(0.9)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%	(0.9)%

(1)	Includes costs related to the Plan.

(2)	Includes the impact of higher wage rates.

(3)	Includes the impact of lower sales on fixed and semi-fixed costs for 2017 compared to 2016.

(4)	Includes the impact of restaurant closures in 2018 compared to 2017 and 2017 compared to 2016.

(5)	Includes the impact of a one-time write-off of unused pre-production costs in 2017.

	2018 vs. 2017	2017 vs. 2016
Taco Cabana:
Cost of sales(1):
Menu offering improvement costs and impact of commodity costs	2.5%	0.4%
Sales mix	0.8%	0.8%
Operating inefficiencies	0.6%	0.4%
Lower rebates and discounts	0.2%	0.1%
Lower promotions and discounts	(0.2)%	(0.4)%
Menu price increases	(2.2)%	(0.6)%
Other	0.1%	(0.2)%
Net increase in cost of sales as a percentage of restaurant sales	1.8%	0.5%

Restaurant wages and related expenses:
Impact of higher sales at comparable restaurants(2)(3)	(0.5)%	—%
Higher incentive bonus costs	0.3%	—%
Higher medical benefit costs(2)	0.1%	0.3%
Higher labor costs(1)(2)(3)	—%	2.7%
Other(2)	(0.1)%	0.2%
Net increase (decrease) in restaurant wages and related expenses as a percentage of restaurant sales	(0.2)%	3.2%

Other operating expenses:
High (lower) utility costs(2)	(0.2)%	0.3%
Higher repairs and maintenance costs(1)(2)	—%	0.9%
Lower insurance costs	(0.1)%	—%
Higher real estate taxes(2)	0.1%	0.3%
Higher operating supplies(1)(2)	0.2%	0.2%
Other(2)	0.1%	0.3%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.1%	2.0%

Advertising expense:
Increased (reduced) advertising	0.1%	(0.6)%
Net increase (decrease) in advertising expense as a percentage of restaurant sales	0.1%	(0.6)%

Pre-opening costs:
Increase in restaurant openings	—%	0.1%
Net increase in pre-opening costs as a percentage of restaurant sales	—%	0.1%

(1)	Includes costs related to the Plan.

(2)	Includes the impact of lower sales on fixed and semi-fixed costs for 2017 compared to 2016.

(3)	Includes the impact of higher wage rates and an increase in overtime hours.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.3% in 2018 from 5.5% in 2017, primarily due to the closure of underperforming restaurants in 2017, which generally had higher rent and lower sales and the impact of higher comparable restaurant sales. Restaurant rent expense, as a percentage of total restaurant sales, was 5.5% in 2017 compared to 5.3% in 2016, primarily as a result of the impact of lower comparable restaurant sales.

Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses decreased to $54.5 million in 2018 from $59.6 million in 2017 and as a percentage of total revenues, were 7.9% in 2018 and 8.9% in 2017 due primarily to lower board and shareholder matter costs, incentive compensation and Plan restructuring costs and retention bonuses. General and administrative expenses in 2018 included $0.5 million related to Plan restructuring costs and retention bonuses, $0.4 million related to discontinuing certain services, $1.0 million related to system implementation and project-oriented advisory services and $1.0 million related to severance costs and executive and board member searches, partially offset by the benefit of fee reductions and final insurance recoveries totaling $0.6 million related to 2017 shareholder activism matters and reductions to final settlement amounts related to a litigation matter of $0.2 million. General and administrative expenses in 2017 included $3.0 million of costs related to shareholder activism matters and Chief Executive Officer and board member searches, $2.4 million related to Plan restructuring costs and retention bonuses, and $0.8 million in charges for terminated capital projects, partially offset by a benefit of $0.5 million related to litigation matters and a $0.2 million favorable adjustment related to costs associated with the prior-year restructuring of Pollo Tropical brand and corporate offices.
General and administrative expenses increased to $59.6 million in 2017 from $54.8 million in 2016, and as a percentage of total revenues, were 8.9% in 2017 and 7.7% in 2016 due primarily to the impact of lower sales, higher board and shareholder matter costs, Plan restructuring costs and retention bonuses, higher incentive compensation costs related to new executives and retention incentive plans, and charges for terminated capital projects, partially offset by legal settlement and related costs and office restructuring and relocation costs. General and administrative expenses in 2016 include $1.6 million in financial and legal advisory fees, primarily related to a review of strategic alternatives, a charge for estimated costs related to a class action litigation settlement plus legal and other fees incurred in defending the action totaling $0.9 million, and $0.5 million of costs associated with restructuring Pollo Tropical management in Miami, Florida and Dallas, Texas, partially offset by the benefit of $0.6 million related to litigation matters.
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
Adjusted EBITDA for Pollo Tropical restaurants increased to $54.9 million in 2018 from $50.9 million in 2017 due primarily to the impact of the Hurricanes, higher advertising expenses during the relaunch as part of the Plan and closing unprofitable restaurants in 2017, and higher comparable restaurant sales, partially offset by an increase in cost of sales as a percentage of restaurant sales in 2018. Adjusted EBITDA for our Taco Cabana restaurants decreased to $13.1 million in 2018 from $16.5 million in 2017 due primarily to the impact of higher cost of sales as a percentage of restaurant sales and higher repair and maintenance costs primarily driven by the initiatives under the Plan, higher advertising expenses during the relaunch as part of the Plan, and higher operating supplies and real estate taxes, partially offset by higher comparable restaurant sales.
Adjusted EBITDA for Pollo Tropical restaurants decreased to $50.9 million in 2017 from $58.3 million in 2016 due primarily to the impact of lower comparable restaurant sales including the negative impact of the Hurricanes, higher operating expenses including higher repair and maintenance costs driven by initiatives under the Plan, and higher advertising expenses during the relaunch as part of the Plan, partially offset by the impact of closing unprofitable restaurants and a decrease in pre-opening costs. Adjusted EBITDA for our Taco Cabana restaurants decreased to $16.5 million in 2017 from $38.3 million in 2016 due primarily to the impact of lower comparable restaurant sales, higher restaurant wages, higher cost of sales as a percentage of restaurant sales and higher operating expenses including higher repair and maintenance costs related to initiatives under the Plan, and higher general and administrative costs, partially offset by lower advertising expenses while we implemented the Plan.

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
Restaurant-level Adjusted EBITDA for Pollo Tropical was $82.1 million, $78.4 million and $90.3 million in 2018, 2017 and 2016, respectively. Restaurant-level Adjusted EBITDA for Taco Cabana was $36.3 million, $39.1 million and $58.1 million in 2018, 2017 and 2016, respectively. The changes in Restaurant-level Adjusted EBITDA were primarily due to the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense increased to $37.6 million in 2018 from $35.0 million in 2017 primarily as a result of increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets. Depreciation and amortization expense decreased to $35.0 million in 2017 from $36.8 million in 2016 primarily as a result of impairing closed restaurant assets, partially offset by increased depreciation related to new restaurant openings.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $21.1 million in 2018 from $61.8 million in 2017. Impairment and other lease charges in 2018 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $13.1 million and $6.0 million, respectively, and lease and other charges for Pollo Tropical and Taco Cabana restaurants (as well as a Taco Cabana office location) of $0.5 million and $1.6 million, respectively, net of recoveries. Impairment charges in 2018 were related primarily to 14 Pollo Tropical restaurants that were closed in 2018, two of which were initially impaired in 2017, nine Taco Cabana restaurants that were closed in 2018, one of which was initially impaired in 2017, and one Pollo Tropical restaurant and six Taco Cabana restaurants that we continue to operate. Other lease charges, net of recoveries, in 2018 were related primarily to restaurants and an office location that were closed in 2018 as well as previously closed restaurants. There is uncertainty in the estimates of future lease costs and sublease recoveries. Actual costs and sublease recoveries could vary significantly from the estimated amounts and result in additional charges, and such amounts could be material.
Impairment and other lease charges increased to $61.8 million in 2017 from $25.6 million in 2016. Impairment and other lease charges in 2017 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants and an office location of $52.1 million, $1.9 million and $0.2 million, respectively, and lease and other charges for Pollo Tropical and Taco Cabana restaurants and an office location of $5.4 million, $1.6 million and $0.5 million, respectively, net of recoveries. Impairment charges in 2017 were related primarily to 40 Pollo Tropical restaurants that were closed in 2017, seven of which were initially impaired in 2016, six Taco Cabana restaurants that were closed in 2017, four of which were initially impaired in 2016, and two Pollo Tropical restaurants and five Taco Cabana restaurants which we continued to operate. Impairment charges in 2017 also included charges with respect to an office location that was closed in December 2017. Other lease charges, net of recoveries, in 2017 were related primarily to restaurants and an office location that were closed in 2017 as well as previously closed restaurants.
Impairment and other lease charges in 2016 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $21.6 million and $1.1 million, respectively, and lease and other charges for Pollo Tropical and Taco Cabana restaurants of $2.8 million and $0.2 million, respectively, net of recoveries. Impairment charges in 2016 were related primarily to 17 Pollo Tropical restaurants that were closed in 2016 and 2017, and seven Taco Cabana restaurants, four of which were subsequently closed in 2017 and three of which we continued to operate. Other lease charges, net of recoveries, in 2016 were related to restaurants closed in 2016 as well as previously closed restaurants.
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
For two Taco Cabana restaurants with combined carrying values of $1.0 million, projected cash flows are not substantially in excess of their carrying values. In addition, three Taco Cabana restaurants with combined carrying values of $4.7 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.

Other (Income) Expense, Net. Other (income) expense, net was $(3.0) million in 2018 and primarily consisted of $3.5 million in insurance recoveries related to the Hurricanes and total gains of $1.2 million on the sale of three restaurant properties, partially offset by the write-off of site development costs of $0.6 million and severance costs related to the closure of restaurants and costs for the removal, transfer and storage of equipment from closed restaurants of $1.1 million. Other (income) expense in 2017 consisted primarily of $2.1 million in costs for the removal of signs and equipment and equipment transfers and storage related to the closure of restaurants and severance for closed restaurant employees, and $0.5 million in food donated to charitable organizations, partially offset by $0.4 million in additional proceeds received related to two Taco Cabana locations as a result of eminent domain proceedings, $0.3 million in expected insurance proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire, and $0.2 million in estimated insurance recoveries related to a Taco Cabana restaurant closed due to Hurricane Harvey damages. Other income in 2016 consisted primarily of additional proceeds related to a location that closed in 2015 as a result of an eminent domain proceeding, partially offset by costs for the removal of signs and equipment related to the closure of 10 Pollo Tropical restaurants in the fourth quarter of 2016.
Interest Expense. Interest expense increased $1.1 million to $4.0 million in 2018 from 2017 due primarily to higher interest rates and a higher borrowing level under our senior credit facility in 2018. Interest expense increased $0.7 million to $2.9 million in 2017 from 2016 also due primarily to higher interest rates in 2017.
Provision for (Benefit from) Income Taxes. The effective tax rate was (55.3)% for the year ended December 30, 2018 and 17.6% for the year ended December 31, 2017. The change in the effective tax rate is primarily as a result of the change in the federal corporate income tax rate from 35.0% in 2017 to 21.0% in 2018, changing the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions in 2018 and revaluing our net deferred income tax assets as a result of the Act in 2017 as discussed under "Events Affecting our Results of Operations—Changes in Tax Law" above.
The effective tax rate for 2017 of 17.6% decreased as compared to an effective tax rate for 2016 of 33.3%, due primarily to the impact of revaluing our net deferred income tax assets as a result of the Act.
Net Income (Loss). As a result of the foregoing, we had net income of $7.8 million in 2018 compared to net loss of $(36.2) million in 2017, and net income of $16.7 million in 2016.
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
Operating Activities. Net cash provided by operating activities for 2018, 2017 and 2016 was $53.8 million, $50.8 million and $80.7 million, respectively. The $3.0 million increase in net cash provided by operating activities in 2018 compared to 2017 was driven primarily by the increase in Adjusted EBITDA and timing of payments and receipts including the receipt of insurance proceeds related to the Hurricanes. The $29.9 million decrease in net cash provided by operating activities in 2017 compared to 2016 was driven primarily by the decrease in Adjusted EBITDA and the timing of payments.
Investing Activities. Net cash used in investing activities in 2018, 2017 and 2016 was $52.1 million, $55.5 million and $81.2 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (dollars in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Year ended December 30, 2018:
New restaurant development	$12,340	$9,105	$—	$21,445
Restaurant remodeling	51	531	—	582
Other restaurant capital expenditures(1)	12,157	15,307	—	27,464
Corporate and restaurant information systems	3,119	3,943	1,297	8,359
Total capital expenditures	$27,667	$28,886	$1,297	$57,850
Number of new restaurant openings	7	7		14
Year ended December 31, 2017:
New restaurant development	$18,288	$8,439	$—	$26,727
Restaurant remodeling	2,919	101	—	3,020
Other restaurant capital expenditures(1)	8,335	9,075	—	17,410
Corporate and restaurant information systems	2,244	3,166	3,299	8,709
Total capital expenditures	$31,786	$20,781	$3,299	$55,866
Number of new restaurant openings	9	6		15
Year ended January 1, 2017:
New restaurant development	$58,325	$7,791	$—	$66,116
Restaurant remodeling	2,755	—	—	2,755
Other restaurant capital expenditures(1)	2,823	4,302	—	7,125
Corporate and restaurant information systems	1,886	1,113	3,370	6,369
Total capital expenditures	$65,789	$13,206	$3,370	$82,365
Number of new restaurant openings	32	4		36

(1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended December 30, 2018, December 31, 2017 and January 1, 2017, total restaurant repair and maintenance expenses were approximately $23.4 million, $22.7 million and $18.9 million, respectively.

Cash used in investing activities in 2018 included net proceeds from the sales of three restaurant properties of $4.7 million. Additionally, we received property damage insurance proceeds totaling $1.0 million related to a closed Taco Cabana restaurant that suffered flood damages due to Hurricane Harvey and a Taco Cabana restaurant that was temporarily closed due to a fire.
Total capital expenditures in 2019 are expected to be $45.0 million to $55.0 million including $11.0 million to $13.0 million for the development of new restaurants.
In 2017, investing activities also included $0.4 million in additional proceeds received related to two Taco Cabana locations as a result of eminent domain proceedings.
In 2016, investing activities also included $2.7 million for the purchase of a property for a sale-leaseback and a sale-leaseback transaction related to our restaurant properties, the net proceeds from which were $3.6 million.
Financing Activities. Financing activities in 2018 consisted of offsetting sources and uses of cash. Net cash provided by financing activities in 2017 was $4.1 million and net cash used in financing activities in 2016 was $0.6 million.
Net cash used in financing activities in 2018 included $2.8 million in payments to repurchase our common stock and $0.2 million in payment of debt issuance costs associated with our new senior credit facility, offset by net borrowings under our senior credit facility of $3.0 million.
Net cash provided by financing activities in 2017 included net borrowings under our senior credit facility of $5.1 million partially offset by $0.9 million in payment of debt issuance costs associated with our new senior credit facility.
Net cash used in financing activities in 2016 included net repayments of revolving credit borrowings under our senior credit facility of $1.1 million and the excess tax benefit from vesting of restricted shares of $0.6 million.
New Senior Credit Facility. In November 2017, we terminated our former senior credit facility and entered into a new senior credit facility. The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on November 30, 2022. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On December 30, 2018, there were $78.0 million in outstanding borrowings under our new senior credit facility.
Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the new senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 1.25% as of December 30, 2018), or
2) the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.25% at December 30, 2018).
In addition, the new senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on our Adjusted Leverage Ratio, (with a rate of 0.30% at December 30, 2018) and the unused portion of the facility and (ii) a letter of credit participation fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
All obligations under the new senior credit facility are guaranteed by all of our material domestic subsidiaries. In general, our obligations under our new senior credit facility and our subsidiaries' obligations under the guarantees are secured by a first priority lien and security interest on substantially all of our assets and the assets of our material subsidiaries (including a pledge of all of the capital stock and equity interests of our material subsidiaries), other than certain specified assets, including real property owned by us or our subsidiaries.
The outstanding borrowings under the new senior credit facility are prepayable subject to breakage costs as defined in the new senior credit facility agreement. The new senior credit facility requires us to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting our and our subsidiaries' ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests (subject to certain exceptions), (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change our business. In addition, the new senior credit facility will require us to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined under the new senior credit facility agreement).
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
As of December 30, 2018, we were in compliance with the covenants under our new senior credit facility. After reserving $4.0 million for letters of credit, $68.0 million was available for borrowing under the new senior credit facility at December 30, 2018.
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

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 30, 2018 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit facility debt obligations, including interest(1)	$93,274	$3,885	$7,845	$81,544	$—
Capital lease obligations, including interest(2)	3,329	323	669	691	1,646
Operating lease obligations(3)	471,473	44,427	85,540	76,802	264,704
Purchase obligations(4)	11,030	3,243	5,397	2,390	—
Total contractual obligations	$579,106	$51,878	$99,451	$161,427	$266,350

(1)
Our credit facility debt obligations at December 30, 2018 totaled $78.0 million. Total interest payments on the obligations of $14.1 million for all years presented are included at a weighted average interest rate of 4.59%. Total credit facility fees of $1.2 million for all years presented are included based on December 30, 2018 rates and balances. Actual interest and fee payments will vary based on our outstanding credit facility balances and the rates in effect during those years. Refer to Note 8 of the consolidated financial statements included in this Annual Report on Form 10-K for details of our debt.

(2)	Includes total interest of $1.6 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property, all of which have been excluded from this table.

(4)
Represents contractual obligations under various agreements to purchase goods or services that are enforceable and legally binding and include $9.6 million related to the master subscription agreement for a new ERP system through April 27, 2024.

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
Application of Critical Accounting Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the Notes to our Consolidated Financial Statements. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.
Sales recognition at our restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, the valuation of goodwill for impairment, assessing impairment of long-lived assets, lease accounting matters and the valuation of deferred income tax assets. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.
Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Actual costs and sublease recoveries could vary significantly from the estimated amounts and result in future charges, and such amounts could be material. Total accrued occupancy costs pertaining to closed restaurant locations was $8.8 million at December 30, 2018. Beginning in 2019, we will no longer record accrued occupancy costs pertaining to closed restaurants. Leases pertaining to closed restaurant locations will be recognized as right-of-use lease assets and lease liabilities on our balance sheet and the right-of-use lease assets will be assessed for impairment. See New Accounting Pronouncements below.
Insurance liabilities. We are insured for workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and for general liability, medical insurance and certain workers' compensation claims in the aggregate. At December 30, 2018, we had $11.7 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, with the assistance of actuaries, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets as of the last day of our fiscal year. Our review at December 30, 2018 indicated there was no impairment as of that date. In reviewing goodwill for impairment, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis based on management's best estimates of future cash flows and a market-based approach. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results, anticipated growth rates, the weighted average cost of capital used to discount projected cash flows, and market values. We had two reporting units with goodwill balances as of our most recent measurement date, including $56.3 million and $67.2 million for our Pollo Tropical and Taco Cabana reporting units, respectively. For our Pollo Tropical segment, the fair value exceeded the carrying value of the reporting unit by a substantial amount. For our Taco Cabana segment, the fair value exceeded the carrying value of the reporting unit, but not by a substantial amount. The estimates and assumptions used to determine fair value may differ from actual future events and if these estimates or related projections change in the future, we may be required to record material impairment charges for these goodwill assets.
The fair value and related discounted cash flow projections for our Taco Cabana reporting unit have declined from the prior year driven primarily by a decrease in expected sales because of unfavorable industry sales trends and an increase in the weighted average cost of capital used to discount future cash flows. In addition, the net book value of the Taco Cabana reporting unit increased as a result of new restaurant development. It is possible that goodwill impairment charges may be recognized in future periods for our Taco Cabana reporting unit due to changes in the expected performance of the reporting unit if we do not achieve our forecasted future cash flows, changes in factors or circumstances such as a deterioration in the fast-casual restaurant industry, the macroeconomic environment or the equity markets.
Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition to considering management's plans, known regulatory/governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), we consider an event indicating that the carrying value may not be recoverable to have occurred related to a specific restaurant if the restaurant's cash flows for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant's assets. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material.

For two Taco Cabana restaurants with combined carrying values of $1.0 million, projected cash flows are not substantially in excess of their carrying values. In addition, three Taco Cabana restaurants with combined carrying values of $4.7 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
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
Valuation of Deferred Income Tax Assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent we believe these assets will more likely than not be realized. In evaluating the realizability of our net deferred tax assets, we perform an assessment of positive and negative evidence. The weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. Objective historical evidence is given greater weight than subjective evidence such as forecasts of future taxable income. In evaluating the objective evidence that historical results provide, we considered three years of cumulative operating income. We considered the nature of the events that led to the charges that resulted in the loss before income taxes for the twelve months ended December 31, 2017, our strong earnings history exclusive of the charges that resulted from exiting new markets and our historical cash flows from operations in evaluating the historical results. Based on our evaluation of all available positive and negative evidence, we determined that it is more likely than not that our deferred tax assets will be realized in future periods. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion in order to assess whether such conclusion remains appropriate in future periods. It is possible that some of our deferred tax assets may not be realized if we do not generate sufficient taxable income in the future. If in the future we are unable to determine that it is more likely than not that our deferred tax assets will be realized in future periods, we will be required to establish a valuation allowance to reduce our deferred tax assets, which would materially increase our tax expense in the period the determination is made.
New Accounting Pronouncements
In May 2014, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the guidance in former Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted this new accounting standard and all the related amendments as of January 1, 2018 using the modified retrospective method, and recognized a total cumulative effect adjustment to increase retained earnings by less than $0.1 million, which consisted of a $0.3 million increase related to gift card breakage and a $0.3 million decrease related to initial franchise and area development fees, as a result of adopting the standard. The new standard did not impact the Company's recognition of revenue from Company-owned and operated restaurants or its recognition of sale-based royalties from restaurants operated by franchisees. The comparative period information has not been restated and continues to be reported under the accounting standard in effect for those periods. When compared to the previous accounting policies, the impact of adopting the new standard was immaterial to current and non-current other liabilities and retained earnings at January 1, 2018 and to net income for the twelve months ended December 30, 2018. The adoption of the new standard had no impact on the Company's consolidated statements of cash flows.
In February 2016, and in subsequent updates, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required with an option to use certain practical expedients. The Company intends to elect the transition method that allows it to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative period information will not be restated and will continue to be reported under the accounting standard in effect for those periods. The Company expects to recognize right-of-use lease assets and lease liabilities for most of the leases it currently accounts for as operating leases including leases related to closed restaurant properties. The initial right-of-use assets will be calculated as the present value of the remaining operating lease payments using the Company's incremental borrowing rate as of December 31, 2018. See Note 7 to the Consolidated Financial Statements for remaining undiscounted operating lease payments. The right-of-use lease assets to be recognized will be reduced by accrued occupancy costs such as certain closed-restaurant lease reserves, accrued rent (including accruals to expense operating lease payments on a straight-line basis) and unamortized lease incentives. See Note 6 to the Consolidated Financial Statements for accrued occupancy costs. Upon the adoption of Topic 842, the Company will no longer record closed restaurant lease reserves, and right-of-use lease assets will be reviewed for impairment with its long-lived assets. Management intends to elect the transition practical expedient package as well as the practical expedient to combine lease and non-lease components of the contracts, which it expects to result in reclassification of certain occupancy related expenses to restaurant rent expenses in the consolidated statement of operations. The Company also expects to separately present rent expense related to its closed restaurant locations and any sublease income related to these closed restaurant locations in the consolidated statement of operations. In addition, the Company will be required to record an initial adjustment to retained earnings associated with previously deferred gains on sale-leaseback transactions and will no longer receive the benefit to rent expense from amortizing such previously deferred gains on sale-leaseback transactions beginning in 2019. For any future sale-leaseback transactions, the gain (adjusted for any off-market terms) will be recognized immediately. Currently, the Company amortizes sale-leaseback gains over the lease term. The Company has not assessed the potential impact of Topic 842 on its covenant financial ratios as the Company's senior credit facility does not give effect to any change in GAAP arising out of Topic 842. The Company is continuing to evaluate the impact of Topic 842 on its financial statements and may identify other impacts.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance will be effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. This standard may have an impact on our financial statements if goodwill impairment is recognized in future periods.
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

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA follows (in thousands):

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017

Net income (loss)	$7,787	$(36,232)	$16,712
Provision for (benefit from) income taxes	(2,772)	(7,755)	8,336
Income (loss) before taxes	5,015	(43,987)	25,048
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	37,604	34,957	36,776
Impairment and other lease charges	21,144	61,760	25,644
Interest expense	3,966	2,877	2,171
Other expense (income), net	(3,007)	2,190	1,130
Stock-based compensation expense in restaurant wages	90	52	142
Unused pre-production costs in advertising expense(1)	—	410	—
Total non-general and administrative expense adjustments	59,797	102,246	65,863
General and administrative expense adjustments:
Stock-based compensation expense	3,379	3,493	3,141
Terminated capital project(2)	—	849	—
Board and shareholder matter costs(3)	(597)	3,049	1,580
Plan restructuring costs and retention bonuses(4)	545	2,420	86
Office restructuring and relocation costs(5)	—	(152)	539
Legal settlements and related costs(6)	(177)	(473)	310
Total general and administrative expense adjustments	3,150	9,186	5,656
Consolidated Adjusted EBITDA	$67,962	$67,445	$96,567

(1)	Unused pre-production costs for the twelve months ended December 31, 2017, include costs for advertising pre-production that will not be used.

(2)	Terminated capital project costs for the twelve months ended December 31, 2017, include costs related to the write-off of a capital project that was terminated in the first quarter of 2017.

(3)
Board and shareholder matter costs for the twelve months ended December 30, 2018, include fee reductions and final insurance recoveries related to 2017 shareholder activism costs. Board and shareholder matter costs for the twelve months ended December 31, 2017 include fees related to shareholder activism and CEO and board member searches. Board and shareholder matter costs for the twelve months ended January 1, 2017, primarily include fees related to the previously proposed and terminated separation transaction, and costs related to shareholder activism.

(4)
Plan restructuring costs and retention bonuses for the twelve months ended December 30, 2018 and December 31, 2017, include severance related to the Plan and reduction in force and bonuses paid to certain employees for retention purposes.

(5)
Office restructuring and relocation costs for the twelve months ended December 31, 2017 and January 1, 2017, include severance and relocation adjustments and costs associated with the 2016 restructuring of Pollo Tropical brand and corporate offices.

(6)
Legal settlements and related costs for the twelve months ended December 30, 2018 include reductions to final settlement amounts and benefits related to litigation matters. Legal settlements and related costs for the twelve months ended December 31, 2017 and January 1, 2017, include benefits and costs related to litigation matters.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Twelve Months Ended	Pollo Tropical	Taco Cabana
December 30, 2018:
Adjusted EBITDA	$54,903	$13,059
Restaurant-level adjustments:
Add: Pre-opening costs	933	783
Add: Other general and administrative expense(1)	28,045	23,330
Less: Franchise royalty revenue and fees	1,815	857
Restaurant-level Adjusted EBITDA	$82,066	$36,315

December 31, 2017:
Adjusted EBITDA	$50,937	$16,508
Restaurant-level adjustments:
Add: Pre-opening costs	1,167	951
Add: Other general and administrative expense(1)	28,054	22,393
Less: Franchise royalty revenue and fees	1,787	761
Restaurant-level Adjusted EBITDA	$78,371	$39,091

January 1, 2017:
Adjusted EBITDA	$58,286	$38,281
Restaurant-level adjustments:
Add: Pre-opening costs	4,837	674
Add: Other general and administrative expense(1)	29,233	19,937
Less: Franchise royalty revenue and fees	2,062	752
Restaurant-level Adjusted EBITDA	$90,294	$58,140

(1)	Excludes general and administrative adjustments included in Adjusted EBITDA.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility, under which we had outstanding borrowings of $78.0 million as of December 30, 2018. Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 1.25% as of December 30, 2018), or
2) the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.25% at December 30, 2018).
For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. As of December 30, 2018, we had primarily elected to be charged interest on borrowings under our new senior credit facility at the LIBOR Rate plus the applicable margin. We elected a one-month LIBOR Rate for $78.0 million of borrowings under the new senior credit facility as of December 30, 2018. The weighted average interest rate applicable to these borrowings as of December 30, 2018 was 4.59%, which would result in interest expense in 2019 of $3.6 million assuming that outstanding borrowings and interest rates remain unchanged during the year. A hypothetical increase of 100 basis points in the variable interest rate would increase interest expense in 2019 by $0.8 million.
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
ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM  9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2018.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the fourth quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 30, 2018 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 30, 2018, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fiesta Restaurant Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 30, 2018, of the Company and our report dated February 25, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
February 25, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2019 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.frgi.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.
ITEM  11. EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2019 Annual Meeting of Stockholders.
ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2019 Annual Meeting of Stockholders.
ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2019 Annual Meeting of Stockholders.
ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2019 Annual Meeting of Stockholders.

PART IV
ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements - Fiesta Restaurant Group, Inc. and Subsidiaries

(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-26
Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Fiesta Restaurant Group, Inc. ("Fiesta") (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Fiesta (incorporated by reference to Exhibit 3.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 2, 2017)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Fiesta (incorporated by reference to Exhibit 3.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended April 1, 2018)

3.4	Amended and Restated Bylaws of Fiesta (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Fiesta's Form 10, File No. 001-35373, filed on January 26, 2012)

3.5	Amendment to Amended and Restated Bylaws of Fiesta (incorporated by reference to Exhibit 3.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 2, 2017)

3.6	Amendment to Amended and Restated ByLaws of Fiesta (incorporated by reference to Exhibit 3.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended April 1, 2018)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No.2 to Fiesta's Form 10, File No. 001-35373, filed on March 14, 2012)

10.1
Form of Separation and Distribution Agreement among Fiesta, Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") and Carrols Corporation ("Carrols") (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

10.2
Form of Tax Matters Agreement between Fiesta, Carrols and Carrols Restaurant Group (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

10.3
Form of Employee Matters Agreement between Fiesta, Carrols and Carrols Restaurant Group (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

10.4
Form of Transition Services Agreement among Fiesta, Carrols Restaurant Group and Carrols (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

10.5	Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Fiesta's Current Report on Form 8-K filed on May 8, 2012)+

10.6
Agreement dated as of November 4, 2016 between Fiesta and Danny K. Meisenheimer (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 2, 2016)+

10.7	Agreement dated as of November 4, 2016 between Fiesta and Lynn Schweinfurth (incorporated by reference to Exhibit 10.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 2, 2016)+

10.8	Agreement dated as of November 4, 2016 between Fiesta and Joseph A. Zirkman (incorporated by reference to Exhibit 10.3 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 2, 2016)+

10.9
Executive Employment Agreement, dated as of February 24, 2017, between Fiesta and Richard Stockinger (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on February 27, 2017)+

10.10
Retention Bonus Agreement dated as of November 9, 2016 between Joseph Brink and Fiesta (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 2, 2017)+

10.11	Offer letter dated September 24, 2017 between Fiesta and Charles Locke (incorporated by reference to Exhibit 10.11 of Fiesta's Annual Report on Form 10-K for the year ended December 31, 2017) +

10.12	Agreement dated as of October 12, 2017 between Charles Locke and Fiesta (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 1, 2017)+

10.13
Conditional Separation Agreement and General Release dated as of June 7, 2017 between Fiesta and Joseph Zirkman (incorporated by reference to Exhibit 10.13 of Fiesta's Annual Report on Form 10-K for the year ended December 31, 2017) +

10.14	Offer letter dated September 25, 2017 between Fiesta and Maria Mayer (incorporated by reference to Exhibit 10.14 of Fiesta's Annual Report on Form 10-K for the year ended December 31, 2017) +

10.15	Agreement dated as of November 15, 2017 between Fiesta and Maria Mayer (incorporated by reference to Exhibit 10.15 of Fiesta's Annual Report on Form 10-K for the year ended December 31, 2017) +

10.16	Offer letter dated September 23, 2017 between Fiesta and Anthony Dinkins (incorporated by reference to Exhibit 10.16 of Fiesta's Annual Report on Form 10-K for the year ended December 31, 2017) +

10.17	Agreement dated as of February 27, 2018 between Fiesta and Danny K. Meisenheimer (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on March 5, 2018)+

10.18	Agreement dated as of August 3, 2018 by and between Fiesta and Anthony Dinkins (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 1, 2018)+

10.19
Amendment to Agreement dated as of August 3, 2018 by and between Fiesta and Maria Mayer (incorporated by reference to Exhibit 10.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 1, 2018)+

10.20
Amendment to Agreement dated as of August 3, 2018 by and between Fiesta and Charles Locke (incorporated by reference to Exhibit 10.3 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 1, 2018)+

10.21
Fiesta Restaurant Group, Inc. and Subsidiaries Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of Fiesta's Amendment No. 1 to Registration Statement on Form 10 filed on January 26, 2012)+

10.22	Offer letter between Fiesta and Lynn S. Schweinfurth (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 1, 2012)+

10.23
Credit Agreement, dated as of December 11, 2013, between Fiesta, the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on December 12, 2013)

10.24
Security Agreement, dated as of December 11, 2013, between Fiesta, the guarantors named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of Fiesta's Current Report on Form 8-K filed on December 12, 2013)

10.25
Credit Agreement, dated as of November 30, 2017, among Fiesta, the guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on December 4, 2017)

10.26
Pledge and Security Agreement, dated as of November 30, 2017, among Fiesta, the guarantors named therein and JP Morgan Chase Bank, N,A., as administrative agent (incorporated by reference to Exhibit 10.2 of Fiesta's Current Report on Form 8-K filed on December 4, 2017)

10.27
Amendment to Credit Agreement, dated as of March 9, 2018. among Fiesta, the guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., individually as a lender and as administrative agent (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on March 12, 2018)

10.28	Amendment to Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Fiesta's Annual Report on Form 10-K filed on February 19, 2015)+

21.1	Subsidiaries of Fiesta #

23.1	Consent of Deloitte & Touche LLP #

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc. #

31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith.

+	Compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fiesta Restaurant Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 30, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 25, 2019

We have served as the Company's auditor since 2011.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 30, 2018 and December 31, 2017
(In thousands, except share and per share data)

	December 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$5,258	$3,599
Accounts receivable	8,505	9,830
Inventories	2,842	2,880
Prepaid rent	3,375	3,300
Income tax receivable	17,857	11,334
Prepaid expenses and other current assets	6,562	10,105
Total current assets	44,399	41,048
Property and equipment, net	231,328	234,561
Goodwill	123,484	123,484
Deferred income taxes	10,383	17,232
Other assets	9,065	6,988
Total assets	$418,659	$423,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$108	$98
Accounts payable	16,410	20,293
Accrued payroll, related taxes and benefits	10,086	11,776
Accrued real estate taxes	5,871	5,860
Other current liabilities	14,086	21,817
Total current liabilities	46,561	59,844
Long-term debt, net of current portion	79,636	76,425
Deferred income—sale-leaseback of real estate	19,899	23,466
Other non-current liabilities	32,504	32,062
Total liabilities	178,600	191,797
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 27,259,212 and 27,086,958 shares issued, respectively, and 26,858,988 and 26,847,458 shares outstanding, respectively	270	268
Additional paid-in capital	170,290	166,823
Retained earnings	72,268	64,425
Treasury stock, at cost; 112,358 shares	(2,769)	—
Total stockholders' equity	240,059	231,516
Total liabilities and stockholders' equity	$418,659	$423,313

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(In thousands, except share and per share data)

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Revenues:
Restaurant sales	$685,925	$666,584	$708,956
Franchise royalty revenues and fees	2,672	2,548	2,814
Total revenues	688,597	669,132	711,770
Costs and expenses:
Cost of sales	218,946	202,888	214,609
Restaurant wages and related expenses (including stock-based compensation expense of $90, $52, and $142, respectively)	188,131	184,742	185,305
Restaurant rent expense	36,034	36,936	37,493
Other restaurant operating expenses	100,828	98,927	96,457
Advertising expense	23,695	26,091	26,800
General and administrative (including stock-based compensation expense of $3,379, $3,493, and $3,141, respectively)	54,525	59,633	54,826
Depreciation and amortization	37,604	34,957	36,776
Pre-opening costs	1,716	2,118	5,511
Impairment and other lease charges	21,144	61,760	25,644
Other expense (income), net	(3,007)	2,190	1,130
Total operating expenses	679,616	710,242	684,551
Income (loss) from operations	8,981	(41,110)	27,219
Interest expense	3,966	2,877	2,171
Income (loss) before income taxes	5,015	(43,987)	25,048
Provision for (benefit from) income taxes	(2,772)	(7,755)	8,336
Net income (loss)	$7,787	$(36,232)	$16,712
Earnings (loss) per common share:
Basic	$0.29	$(1.35)	$0.62
Diluted	0.29	(1.35)	0.62
Weighted average common shares outstanding:
Basic	26,890,577	26,821,471	26,682,227
Diluted	26,894,083	26,821,471	26,689,179

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 3, 2016	26,571,602	$266	$159,724	$83,992	$—	$243,982
Stock-based compensation	—	—	3,283	—	—	3,283
Vesting of restricted shares	184,038	1	(1)	—	—	—
Tax benefit from stock-based compensation	—	—	198	—	—	198
Net income	—	—	—	16,712	—	16,712
Balance at January 1, 2017	26,755,640	267	163,204	100,704	—	264,175
Stock-based compensation	—	—	3,545	—	—	3,545
Vesting of restricted shares	91,818	1	—	—	—	1
Cumulative effect of adopting a new accounting standard	—	—	74	(47)	—	27
Net loss	—	—	—	(36,232)	—	(36,232)
Balance at December 31, 2017	26,847,458	268	166,823	64,425	—	231,516
Stock-based compensation	—	—	3,469	—	—	3,469
Vesting of restricted shares	123,888	2	(2)	—	—	—
Cumulative effect of adopting a new accounting standard (Note 1)	—	—	—	56	—	56
Purchase of treasury stock	(112,358)	—	—	—	(2,769)	(2,769)
Net income	—	—	—	7,787	—	7,787
Balance at December 30, 2018	26,858,988	$270	$170,290	$72,268	$(2,769)	$240,059

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017, AND JANUARY 1, 2017
(In thousands)

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Operating activities:
Net income (loss)	$7,787	$(36,232)	$16,712
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on disposals of property and equipment	(757)	815	779
Stock-based compensation	3,469	3,545	3,283
Impairment and other lease charges	21,144	61,760	25,644
Depreciation and amortization	37,604	34,957	36,776
Amortization of deferred financing costs	270	352	309
Amortization of deferred gains from sale-leaseback transactions	(3,564)	(3,602)	(3,583)
Deferred income taxes	6,830	(2,828)	(5,880)
Other	—	—	1
Changes in other operating assets and liabilities:
Accounts receivable	805	(1,171)	446
Prepaid expenses and other current assets	894	(2,015)	(412)
Other assets - long term	(1,491)	(552)	(2,796)
Accounts payable	(1,797)	1,046	3,330
Accrued payroll, related taxes and benefits	(1,690)	(499)	(3,339)
Accrued real estate taxes	11	(311)	803
Other liabilities - current	(10,583)	(590)	(780)
Other liabilities - long term	1,358	3,887	6,498
Income tax receivable/payable	(6,523)	(8,030)	4,144
Other	36	288	(1,256)
Net cash provided by operating activities	53,803	50,820	80,679
Investing activities:
Capital expenditures:
New restaurant development	(21,445)	(26,727)	(66,116)
Restaurant remodeling	(582)	(3,020)	(2,755)
Other restaurant capital expenditures	(27,464)	(17,410)	(7,125)
Corporate and restaurant information systems	(8,359)	(8,709)	(6,369)
Total capital expenditures	(57,850)	(55,866)	(82,365)
Properties purchased for sale-leaseback	—	—	(2,663)
Proceeds from disposals of properties	4,743	374	226
Proceeds from insurance recoveries	983	—	—
Proceeds from sale-leaseback transactions	—	—	3,642
Net cash used in investing activities	(52,124)	(55,492)	(81,160)
Financing activities:
Excess tax benefit from vesting of restricted shares	—	—	566
Borrowings on revolving credit facility	26,000	91,000	18,400
Repayments on revolving credit facility	(23,000)	(85,900)	(19,500)
Principal payments on capital leases	(101)	(88)	(70)
Financing costs associated with issuance of debt	(150)	(937)	—
Payments to purchase treasury stock	(2,769)	—	—
Net cash provided by (used in) financing activities	(20)	4,075	(604)
Net change in cash	1,659	(597)	(1,085)
Cash, beginning of year	3,599	4,196	5,281
Cash, end of year	$5,258	$3,599	$4,196

Supplemental disclosures:
Interest paid on long-term debt (including capitalized interest of $377, $256 and $255, respectively)	$3,508	$2,363	$1,867
Interest paid on lease financing obligations	—	83	141
Accruals for capital expenditures	6,191	8,409	5,288
Income tax payments (refunds), net	(3,081)	3,103	9,873
Capital lease obligations incurred	322	—	—
Non-cash reduction of lease financing obligations	—	1,664	—
Non-cash reduction of assets under lease financing obligations	—	1,193	—

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017, AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively "Pollo Tropical") and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the "Company." At December 30, 2018, the Company owned and operated 139 Pollo Tropical® restaurants and 162 Taco Cabana® restaurants. All of the Company-owned Pollo Tropical restaurants are located in Florida, and all of the Company-owned Taco Cabana restaurants are located in Texas. At December 30, 2018, Fiesta franchised a total of 30 Pollo Tropical restaurants and eight Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, four in Panama, two in Guyana, one in the Bahamas and five on college campuses and one at a hospital in Florida. The franchised Taco Cabana restaurants include six in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017 each contained 52 weeks.
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
Reclassification. Write-offs of site development costs were reclassified from general and administrative expense to other expense (income), net in the Consolidated Statements of Operations to conform with the current year presentation.
Concentrations of Risk. Food and supplies are ordered from approved suppliers and are shipped to the restaurants via distributors. Performance Food Group, Inc. is the primary distributor of food and beverage products and supplies for both Pollo Tropical and Taco Cabana. In the twelve months ended December 30, 2018 and December 31, 2017, Performance Food Group, Inc. accounted for approximately 74% of the supplies delivered to restaurants. The Company's limited distributor relationships could have an adverse effect on the Company's operations.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would imply that an economic penalty would be incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a twenty-year period.
Cloud-Based Computing Arrangements. The Company defers and amortizes application development stage costs for cloud-based computing arrangements over the life of the related service (subscription) agreement.
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
Insurance.  The Company is insured for workers' compensation, general liability and medical insurance claims under policies where it pays all claims, subject to stop-loss limitations both for individual claims and for general liability, medical insurance and certain workers' compensation claims in the aggregate. Losses are accrued based upon estimates of the aggregate liability for claims based on the Company's experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

 Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date under current market conditions. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect management's own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•
Current Assets and Liabilities. The carrying values reported on the Consolidated Balance Sheet of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of those financial instruments.

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $78.0 million at December 30, 2018 and $75.0 million at December 31, 2017. The carrying value of the Company's senior credit facility was $78.0 million at December 30, 2018 and $75.0 million at December 31, 2017

See Note 5 for discussion of the fair value measurement of non-financial assets.
Guidance Adopted in 2018. In May 2014, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the guidance in former Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted this new accounting standard and all the related amendments as of January 1, 2018 using the modified retrospective method, and recognized a total cumulative effect adjustment to increase retained earnings by less than $0.1 million, which consisted of a $0.3 million increase related to gift card breakage and a $0.3 million decrease related to initial franchise and area development fees, as a result of adopting the standard. The new standard did not impact the Company's recognition of revenue from Company-owned and operated restaurants or its recognition of sale-based royalties from restaurants operated by franchisees. The comparative period information has not been restated and continues to be reported under the accounting standard in effect for those periods. When compared to the previous accounting policies, the impact of adopting the new standard was immaterial to current and non-current other liabilities and retained earnings at January 1, 2018 and to net income for the twelve months ended December 30, 2018. The adoption of the new standard had no impact on the Company's consolidated statements of cash flows.
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
Recent Accounting Pronouncements. In February 2016, and in subsequent updates, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. For the Company, the new standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required with an option to use certain practical expedients. The Company intends to elect the transition method that allows it to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative period information will not be restated and will continue to be reported under the accounting standard

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

in effect for those periods. The Company expects to recognize right-of-use lease assets and lease liabilities for most of the leases it currently accounts for as operating leases, including leases related to closed restaurant properties. The initial right-of-use assets will be calculated as the present value of the remaining operating lease payments using the Company's incremental borrowing rate as of December 31, 2018. See Note 7 for remaining undiscounted operating lease payments. The right-of-use lease assets to be recognized will be reduced by accrued occupancy costs such as certain closed-restaurant lease reserves, accrued rent (including accruals to expense operating lease payments on a straight-line basis) and unamortized lease incentives. See Note 6 for accrued occupancy costs. Upon the adoption of Topic 842, the Company will no longer record closed restaurant lease reserves, and right-of-use lease assets will be reviewed for impairment with the Company's long-lived assets. The Company intends to elect the transition practical expedient package as well as the practical expedient to combine lease and non-lease components of the contracts, which it expects to result in reclassification of certain occupancy related expenses to restaurant rent expenses in the consolidated statement of operations. The Company also expects to separately present rent expense related to its closed restaurant locations and any sublease income related to these closed restaurant locations in the consolidated statement of operations. In addition, the Company will be required to record an initial adjustment to retained earnings associated with previously deferred gains on sale-leaseback transactions and will no longer receive the benefit to rent expense from amortizing such previously deferred gains on sale-leaseback transactions beginning in 2019. For any future sale-leaseback transactions, the gain (adjusted for any off-market terms) will be recognized immediately. Currently, the Company amortizes sale-leaseback gains over the lease term. The Company has not assessed the potential impact of Topic 842 on its covenant financial ratios as the Company's senior credit facility does not give effect to any change in GAAP arising out of Topic 842. The Company is continuing to evaluate the impact of Topic 842 on its financial statements and may identify other impacts.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance will be effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. This standard may have an impact on the Company's financial statements if goodwill impairment is recognized in future periods.
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
2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	December 30, 2018	December 31, 2017
Prepaid contract expenses	$4,232	$3,681
Assets held for sale(1)	—	2,705
Other	2,330	3,719
	$6,562	$10,105

(1)	Two closed Pollo Tropical restaurant properties owned by the Company that were classified as held for sale as of December 31, 2017 were sold in 2018 for a total of $3.3 million.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

3. Property and Equipment
Property and equipment consisted of the following:

	December 30, 2018	December 31, 2017
Land and land improvements	$20,428	$20,502
Owned buildings	15,205	17,221
Leasehold improvements (1)	207,206	208,499
Equipment	214,674	206,436
Assets subject to capital leases	1,905	2,057
	459,418	454,715
Less accumulated depreciation and amortization	(228,090)	(220,154)
	$231,328	$234,561

(1)	Leasehold improvements include the cost of new buildings constructed on leased land.
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and had accumulated amortization at December 30, 2018 and December 31, 2017 of $1.1 million and $1.1 million, respectively.
Depreciation and amortization expense for all property and equipment for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was $37.6 million, $35.0 million and $36.8 million, respectively.
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
There have been no changes in goodwill or goodwill impairment losses recorded during the years ended December 30, 2018, December 31, 2017, and January 1, 2017.
Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Total
Balance, December 30, 2018 and December 31, 2017	$56,307	$67,177	$123,484

5. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. In addition to considering management's plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant's cash flows for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant's assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset's carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis. If actual performance does not achieve the projections, the Company may recognize impairment charges in future periods, and such charges could be material. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

lease liabilities to be incurred, net of any estimated sublease recoveries. There is uncertainty in the estimates of future lease costs and sublease recoveries. Actual costs and sublease recoveries could vary significantly from the estimated amounts and result in additional charges, and such amounts could be material.
A summary of impairment on long-lived assets and other lease charges recorded by segment is as follows:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Pollo Tropical	$13,587	$57,947	$24,419
Taco Cabana	7,557	3,813	1,225
	$21,144	$61,760	$25,644

In 2016, the Company reviewed it strategy for development and decided to suspend additional development of Pollo Tropical restaurants outside of its core Florida markets. The Company closed ten Pollo Tropical restaurants in the fourth quarter of 2016 in Texas, Nashville, Tennessee and Atlanta, Georgia.
On April 24, 2017, the Company announced a Strategic Renewal Plan (the "Plan") to drive long-term shareholder value creation that included the closure of 30 Pollo Tropical restaurants outside its core Florida markets. In September 2017, the Company also closed the six remaining Pollo Tropical restaurants in south Texas. In December 2017, the Company closed four additional underperforming Pollo Tropical restaurants in Atlanta, Georgia. Six Pollo Tropical restaurants that were closed in 2016 and 2017 in Texas were rebranded as Taco Cabana restaurants in 2017 and 2018 and one Pollo Tropical restaurant will be rebranded as a Taco Cabana location in 2019. In December 2018, based on the completion a restaurant portfolio examination, the Company closed 14 Pollo Tropical restaurants including all the remaining restaurants in Atlanta, Georgia, and nine Taco Cabana restaurants. The Company also closed two Taco Cabana restaurants in the second quarter of 2018 and six Taco Cabana restaurants in 2017.
Impairment and other lease charges for the twelve months ended December 30, 2018 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $13.1 million and $6.0 million, respectively, and lease and other charges for Pollo Tropical and Taco Cabana restaurants (as well as a Taco Cabana office location) of $0.5 million and $1.6 million, respectively, net of recoveries. Impairment charges in 2018 were related primarily to 14 Pollo Tropical restaurants that were closed in 2018, two of which were initially impaired in 2017, nine Taco Cabana restaurants that were closed in 2018, one of which was initially impaired in 2017, and one Pollo Tropical restaurant and six Taco Cabana restaurants that the Company continues to operate. Other lease charges, net of recoveries, in 2018 were related primarily to restaurants and an office location that were closed in 2018 as well as previously closed restaurants.
Impairment and other lease charges for the twelve months ended December 31, 2017 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants and an office location of $52.1 million, $1.9 million, and $0.2 million, respectively, and lease and other charges for Pollo Tropical and Taco Cabana restaurants and an office location of $5.4 million, $1.6 million, and $0.5 million, respectively, net of recoveries. Impairment charges in 2017 were related primarily to 40 Pollo Tropical restaurants that were closed in 2017, seven of which were initially impaired in 2016, six Taco Cabana restaurants that were closed in 2017, four of which were initially impaired in 2016, and two Pollo Topical restaurants and five Taco Cabana restaurants the Company continued to operate. Impairment charges in 2017 also included charges with respect to an office location that was closed in December 2017. Other lease charges, net of recoveries, in 2017 were related primarily to restaurants and an office location that were closed in 2017 as well as previously closed restaurants.
Impairment and other lease charges for the twelve months ended January 1, 2017 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $21.6 million and $1.1 million, respectively, and lease and other charges for Pollo Tropical and Taco Cabana restaurants of $2.8 million and $0.2 million, respectively, net of recoveries. Impairment charges in 2016 were related primarily to 17 Pollo Tropical restaurants that were closed in 2016 and 2017 and seven Taco Cabana restaurants, four of which were subsequently closed in 2017 and three of which the Company continued to operate. Other lease charges, net of recoveries, for the twelve months ended January 1, 2017 were related to restaurants closed in 2016 as well as previously closed restaurants.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. The Company also utilized discounted future cash flows to determine the fair value of assets for

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

certain leased restaurants with positive discounted projected future cash flows. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the twelve months ended December 30, 2018 and December 31, 2017 totaled $8.0 million and $13.8 million.
At December 31, 2017, the Company owned four of the Pollo Tropical restaurants that were closed in 2017. Two of these properties were available for sale and the Company intended to lease the other two properties. Two of these restaurants with a total carrying value of $2.7 million at December 31, 2017 were classified as held for sale. The Company subsequently sold both of the owned properties held for sale in 2018. At December 30, 2018, the Company owned three Pollo Tropical and two Taco Cabana locations that were closed in 2017 and 2018.
6. Other Liabilities
Other liabilities, current, consist of the following:

	December 30, 2018	December 31, 2017
Accrued workers' compensation and general liability claims	$4,886	$5,083
Sales and property taxes	1,958	2,279
Accrued occupancy costs	4,554	7,813
Other	2,688	6,642
	$14,086	$21,817

Other liabilities, long-term, consist of the following:

	December 30, 2018	December 31, 2017
Accrued occupancy costs	$21,534	$20,985
Deferred compensation	867	1,029
Accrued workers' compensation and general liability claims	6,808	6,102
Other	3,295	3,946
	$32,504	$32,062

Accrued occupancy costs include obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-store reserve, of which $4.4 million and $5.3 million are included in long-term accrued occupancy costs at December 30, 2018 and December 31, 2017, respectively, with the remainder in other current liabilities.

	Year Ended
	December 30, 2018	December 31, 2017
Balance, beginning of period	$12,994	$4,912
Provisions for restaurant closures	2,228	8,767
Additional lease charges, net of (recoveries)	(152)	(1,301)
Payments, net	(6,778)	(5,528)
Other adjustments	527	6,144
Balance, end of period	$8,819	$12,994

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

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
The amortization of deferred gains on sale-leaseback transactions was $3.6 million for each of the years ended December 30, 2018, December 31, 2017 and January 1, 2017.
Minimum rent commitments due under capital and non-cancelable operating leases at December 30, 2018 were as follows:

	Capital	Operating
2019	$323	$44,427
2020	327	44,144
2021	342	41,396
2022	342	40,215
2023	349	36,587
Thereafter	1,646	264,704
Total minimum lease payments(1)	3,329	$471,473
Less amount representing interest	(1,585)
Total obligations under capital leases	1,744
Less current portion	(108)
Long-term debt under capital leases	$1,636

(1)
Minimum operating lease payments include contractual rent payments for closed restaurants for which the Company is still obligated under the lease agreements and have not been reduced by minimum sublease rentals of $41.4 million due in the future under non-cancelable subleases. See Note 6—Other Liabilities.

Total rent expense on operating leases, including contingent rentals, was as follows:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Minimum rent on real property, excluding rent included in pre-opening costs	$35,881	$36,760	$37,180
Additional rent based on percentage of sales	153	176	313
Restaurant rent expense	36,034	36,936	37,493
Rent included in pre-opening costs	861	856	2,066
Administrative and equipment rent	850	988	1,119
	$37,745	$38,780	$40,678

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

8. Long-term Debt
Long term debt at December 30, 2018 and December 31, 2017 consisted of the following:

	December 30, 2018	December 31, 2017
Revolving credit facility	$78,000	$75,000
Capital leases	1,744	1,523
	79,744	76,523
Less: current portion of long-term debt	(108)	(98)
	$79,636	$76,425

New Senior Credit Facility. In November 2017, the Company terminated its former senior secured revolving credit facility, referred to as the "former senior credit facility," and entered into a new senior secured revolving credit facility with a syndicate of lenders, which is referred to as the "new senior credit facility." The new senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit) and matures on November 30, 2022. The new senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the new senior credit facility. On December 30, 2018, there were $78.0 million in outstanding borrowings under the new senior credit facility.
Borrowings under the new senior credit facility bear interest at a per annum rate, at the Company's option, equal to either (all terms as defined in the new senior credit facility agreement):

1)	the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on the Company's Adjusted Leverage Ratio (with a margin of 1.25% as of December 30, 2018), or

2)	the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on the Company's Adjusted Leverage Ratio (with a margin of 2.25% at December 30, 2018)
In addition, the new senior credit facility requires the Company to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on the Company's Adjusted Leverage Ratio, (with a rate of 0.30% at December 30, 2018) and the unused portion of the facility and (ii) a letter of credit participation fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
All obligations under the Company's new senior credit facility are guaranteed by all of the Company's material domestic subsidiaries. In general, the Company's obligations under the new senior credit facility and its subsidiaries' obligations under the guarantees are secured by a first priority lien and security interest on substantially all of its assets and the assets of its material subsidiaries (including a pledge of all of the capital stock and equity interests of its material subsidiaries), other than certain specified assets, including real property owned by the Company or its subsidiaries.
The outstanding borrowings under the Company's new senior credit facility are prepayable subject to breakage costs as defined in the new senior credit facility. The new senior credit facility requires the Company to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting the Company's and its subsidiaries' ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests (subject to certain exceptions), (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change its business. In addition, the new senior credit facility requires the Company to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined under the new senior credit facility).
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
As of December 30, 2018, the Company was in compliance with the covenants under its new senior credit facility. After reserving $4.0 million for letters of credit, $68.0 million was available for borrowing under the new senior credit facility at December 30, 2018.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

At December 30, 2018, principal payments required on borrowings under the new senior credit facility were $78.0 million in 2022. The weighted average interest rate on the borrowings under the new senior credit facility and former senior credit facility was 4.59% and 3.73% at December 30, 2018 and December 31, 2017, respectively. Interest expense on the Company's long-term debt, excluding lease financing obligations, was $3.9 million, $2.7 million and $1.9 million for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.
9. Income Taxes
The Company's income tax provision (benefit) was comprised of the following:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Current:
Federal	$(10,378)	$(5,718)	$11,979
Foreign	355	346	372
State	421	445	1,865
	(9,602)	(4,927)	14,216
Deferred:
Federal	6,591	(1,059)	(4,908)
State	297	(1,649)	(792)
	6,888	(2,708)	(5,700)
Valuation allowance	(58)	(120)	(180)
	$(2,772)	$(7,755)	$8,336

Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities at December 30, 2018 and December 31, 2017 were as follows:

	December 30, 2018	December 31, 2017
Deferred income tax assets:
Accrued vacation benefits	$1,017	$1,051
Incentive compensation	959	924
Other accruals	2,976	3,187
Deferred income on sale-leaseback of real estate	4,591	5,422
Occupancy costs	6,038	6,669
Tax credit carryforwards	1,534	883
Property and equipment depreciation	—	1,665
Federal net operating loss	1,040	—
Other	839	1,073
Gross deferred income tax assets	18,994	20,874
Deferred income tax liabilities:
Property and equipment depreciation	(5,438)	—
Amortization of other intangibles, net	(2,121)	(2,094)
Other	(374)	(812)
Gross deferred income tax liabilities	(7,933)	(2,906)
Less: Valuation allowance	(678)	(736)
Net deferred income tax assets	$10,383	$17,232

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred income tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 30, 2018 and December 31, 2017, the Company had a valuation allowance of $678 and $736 respectively, against net deferred income tax assets due to foreign income tax credit carryforwards where it was determined to be more likely than not that the deferred income tax asset amounts would not be realized. The valuation allowance decreased $58 and $120 in 2018 and 2017, respectively, primarily due to expired foreign income tax credits and utilization of foreign tax credit carryforwards. The estimation of future taxable income for federal and state purposes and the Company's ability to realize deferred income tax assets can significantly change based on future events and operating results.
The Company's effective tax rate was (55.3)%, 17.6%, and 33.3% for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively. A reconciliation of the statutory federal income tax provision (benefit) to the effective tax provision (benefit) was as follows:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Statutory federal income tax provision (benefit)	$1,053	$(15,394)	$8,767
State income taxes, net of federal benefit	552	(734)	689
Change in valuation allowance	(58)	(120)	(180)
Change in federal income tax rate and tax methods	(3,977)	8,952	—
Net share-based compensation-tax benefit deficiencies	178	228	—
Non-deductible expenses	53	84	(3)
Foreign taxes	355	346	372
Employment tax credits	(897)	(914)	(905)
Foreign tax credits/deductions	(75)	(121)	(372)
Other	44	(82)	(32)
	$(2,772)	$(7,755)	$8,336

Tax Law Changes. On December 22, 2017, the Tax Cuts and Jobs Act (the "Act"), which includes a provision that reduced the federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, was signed into law. In accordance with generally accepted accounting principles, the enactment of this new tax legislation required the Company to revalue its net deferred income tax assets at the new corporate statutory rate of 21.0% as of the enactment date, which resulted in an adjustment to its deferred income taxes of $9.0 million with a corresponding increase to the provision for income taxes as a discrete item during the fourth quarter of 2017. In 2018, in conjunction with a cost segregation study conducted prior to filing its 2017 federal income tax return, the Company changed the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions. Changes in the Company's 2017 federal income tax return from the amounts recorded as of December 31, 2017 were primarily the result of changing the depreciable lives of assets for federal income tax purposes. These changes allowed the Company to record an incremental benefit of $4.0 million during the twelve months ended December 30, 2018.
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impact of the Act, that, in effect, allows entities to use a methodology similar to the measurement period in a business combination. At December 30, 2018, the Company had completed the accounting for all of the enactment-date income tax effects of the Act. The Company did not make any measurement period adjustments related to the Act in the twelve months ended December 30, 2018.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 30, 2018, and December 31, 2017, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The Company has deferred tax benefits that it expects to realize in future years of $1.0 million related to a 2018 federal net operating loss carryforward that has no expiration date and $0.9 million related to employment tax credits that will expire in 2038.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

The Company also has a deferred tax benefit of $0.2 million related to a Florida net operating loss carryforward that will expire in 2037.
The Company is not currently under examination by any taxing jurisdictions. The tax years 2015–2018 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
10. Stockholders' Equity
Purchase of Treasury Stock
On February 26, 2018, the Company announced that its board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 112,358 shares of its common stock under the program in open market transactions during the twelve months ended December 30, 2018 for $2.8 million. The repurchased shares are held as treasury stock at cost.
Stock-Based Compensation
The Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. The aggregate number of shares of stock authorized for distribution under the Fiesta Plan is 3,300,000. As of December 30, 2018, there were 1,615,389 shares available for future grants under the Fiesta Plan.
During the years ended December 30, 2018, December 31, 2017 and January 1, 2017, the Company granted certain employees, and in 2018 a consultant, in the aggregate 161,791, 182,522 and 50,087 non-vested restricted shares, respectively, under the Fiesta Plan. Shares granted to employees during the years ended December 30, 2018, December 31, 2017 and January 1, 2017 vest and become non-forfeitable over a four-year vesting period. The shares granted to the consultant vest over a three-year vesting period. The weighted average fair value at the grant date for restricted non-vested shares issued during the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was $18.70, $20.75 and $35.25, respectively.
During the years ended December 30, 2018, December 31, 2017 and January 1, 2017, the Company granted non-employee directors 31,146, 38,596 and 14,081 non-vested restricted shares, respectively, under the Fiesta Plan. The weighted average fair value at the grant date for restricted non-vested shares issued to directors during the twelve months ended December 30, 2018, December 31, 2017 and January 1, 2017 was $20.71, $21.25 and $33.39, respectively. These shares vest and become non-forfeitable over a one year vesting period, or for certain grants to new directors, over a five year vesting period.
During the years ended December 31, 2017 and January 1, 2017, the Company granted certain employees 11,745 and 5,762 restricted stock units, respectively, under the Fiesta Plan. Certain of the restricted stock units vest and become non-forfeitable over a four year vesting period and certain of the restricted stock units vest and become non-forfeitable at the end of a four year vesting period. The weighted average fair value at grant date for the restricted stock units issued to employees during the years ended December 31, 2017 and January 1, 2017 was $20.75 and $35.25.
Also during the years ended December 30, 2018 and December 31, 2017, the Company granted certain employees 112,169 and 92,171 restricted stock units, respectively, under the Fiesta Plan subject to continued service requirements and market performance conditions.

•
During the year ended December 31, 2017, the Company granted its Chief Executive Officer 72,290 restricted stock units, which vest in four tranches over a four-year vesting period subject to continued service and attainment of specified share prices of the Company's common stock during 20 consecutive trading days at any point during each year. Each tranche vests by the end of a one-year period if the specified target stock price condition for that year is met. If the specified target stock price condition for any tranche is not met for the year, the cumulative unearned units will be rolled over to subsequent tranches on a pro rata basis. The number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 72,290 shares, if the service and market performance

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

conditions are met in the fourth year. The weighted average fair value at grant date for these restricted stock units was $12.90.

•
During the years ended December 30, 2018 and December 31, 2017, the Company granted certain executives 112,169 and 19,881 restricted stock units, respectively, which vest in three tranches over a three-year vesting period subject to continued service and attainment of specified share price of the Company's common stock. Each tranche vests by the end of a one-year period if the specified target stock price condition for that year is met. If the specified target stock price condition for any tranche is not met for the year, the cumulative unearned units will be rolled over to subsequent tranches on a pro rata basis. The number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 112,169 and 19,881 shares, if the service and market performance conditions are met in the third year. The weighted average fair value at grant date for the restricted stock units granted to executives in the years ended December 30, 2018 and December 31, 2017 was $6.96 and $9.31 per share, respectively.

During the year ended January 1, 2017, the Company granted 33,691 non-vested restricted shares and 33,691 restricted stock units, under the Fiesta Plan to certain employees subject to performance conditions. The non-vested restricted shares vest and become non-forfeitable over a four-year vesting period subject to the attainment of financial performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three-year vesting period. The number of shares into which the restricted stock units convert is based on the attainment of certain financial performance conditions and for the restricted stock units granted during the year ended January 1, 2017, ranges from no shares, if the minimum financial performance condition is not met, to 67,382 shares, if the maximum financial performance condition is met. The weighted average fair value at grant date for both restricted non-vested shares and restricted stock units subject to financial performance conditions granted during the year ended January 1, 2017 was $35.25.
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable requisite service period of the award (the vesting period) using the straight-line method, or for restricted stock units subject to market performance conditions using the accelerated method. Stock-based compensation expense for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was $3.5 million, $3.5 million and $3.3 million, respectively. As of December 30, 2018, the total unrecognized stock-based compensation expense related to non-vested shares and restricted stock units was approximately $4.9 million. At December 30, 2018, the remaining weighted average vesting period for non-vested restricted shares was 2.4 years and restricted stock units was 1.1 years.
A summary of all non-vested restricted shares and restricted stock units activity for the year ended December 30, 2018 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	239,500	$24.81	143,946	$23.11
Granted	192,937	19.02	112,169	6.96
Vested/Released	(113,548)	25.15	(10,385)	45.82
Forfeited	(31,023)	22.08	(14,618)	51.86
Outstanding at December 30, 2018	287,866	$20.70	231,112	$12.44

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

The fair value of the non-vested restricted shares and all other restricted stock units is based on the closing price on the date of grant. The fair value of the restricted stock units subject to market conditions was estimated using the Monte Carlo simulation method. The assumptions used to value grant restricted stock units subject to market conditions are detailed below:

	2018	2017
	Non-CEO Grant	Non-CEO Grant	CEO Grant
Grant date stock price	$18.70	$17.60	$22.55
Fair value at grant date	$6.96	$9.31	$12.90
Risk free interest rate	2.40%	1.51%	1.52%
Expected term (in years)	3	2.5	3.8
Dividend yield	—%	—%	—%
Expected volatility	41.49%	41.72%	39.06%

The fair value of the shares vested and released during the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was $2.5 million, $2.1 million and $5.2 million, respectively.
11. Business Segment Information
The Company owns, operates and franchises two restaurant brands, Pollo Tropical® and Taco Cabana®, each of which is an operating segment. Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared tropical inspired menu items, while Taco Cabana restaurants specialize in Mexican inspired food made fresh by hand.
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
In 2017, the Company's board of directors appointed a new Chief Executive Officer who initiated the Plan and uses an Adjusted EBITDA measure for the purpose of assessing performance and allocating resources to segments. The new Adjusted EBITDA measure used by the chief operating decision maker includes adjustments for significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company's restaurants. Beginning in the second quarter of 2017, the primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is now defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company's restaurants as set forth in the reconciliation table below. The Company has included the presentation of Adjusted EBITDA for all periods presented.
The "Other" column includes corporate-related items not allocated to reportable segments and consists primarily of corporate-owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, a current income tax receivable, and advisory fees related to a previously proposed and terminated separation transaction.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
December 30, 2018:
Restaurant sales	$374,381	$311,544	$—	$685,925
Franchise revenue	1,815	857	—	2,672
Cost of sales	123,042	95,904	—	218,946
Restaurant wages and related expenses(1)	87,025	101,106	—	188,131
Restaurant rent expense	17,457	18,577	—	36,034
Other restaurant operating expenses	51,757	49,071	—	100,828
Advertising expense	13,068	10,627	—	23,695
General and administrative expense(2)	29,621	24,904	—	54,525
Adjusted EBITDA	54,903	13,059	—	67,962
Depreciation and amortization	21,372	16,232	—	37,604
Capital expenditures	27,667	28,886	1,297	57,850
December 31, 2017:
Restaurant sales	$372,328	$294,256	$—	$666,584
Franchise revenue	1,787	761	—	2,548
Cost of sales	117,493	85,395	—	202,888
Restaurant wages and related expenses(1)	88,587	96,155	—	184,742
Restaurant rent expense	18,949	17,987	—	36,936
Other restaurant operating expenses	52,848	46,079	—	98,927
Advertising expense	16,397	9,694	—	26,091
General and administrative expense(2)	33,025	26,608	—	59,633
Adjusted EBITDA	50,937	16,508	—	67,445
Depreciation and amortization	21,758	13,199	—	34,957
Capital expenditures	31,786	20,781	3,299	55,866
January 1, 2017:
Restaurant sales	$399,736	$309,220	$—	$708,956
Franchise revenue	2,062	752	—	2,814
Cost of sales	126,539	88,070	—	214,609
Restaurant wages and related expenses(1)	93,958	91,347	—	185,305
Restaurant rent expense	19,998	17,495	—	37,493
Other restaurant operating expenses	54,198	42,259	—	96,457
Advertising expense	14,819	11,981	—	26,800
General and administrative expense(2)	32,638	21,366	822	54,826
Adjusted EBITDA	58,286	38,281	—	96,567
Depreciation and amortization	23,587	13,189	—	36,776
Capital expenditures	65,789	13,206	3,370	82,365
Identifiable Assets:
December 30, 2018	$207,435	$174,681	$36,543	$418,659
December 31, 2017	227,194	167,237	28,882	423,313
January 1, 2017	263,868	165,195	12,502	441,565

(1) Includes stock-based compensation expense of $90, $52 and $142 for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
(2) Includes stock-based compensation expense of $3,379, $3,493 and $3,141 for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows:

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
December 30, 2018:
Net income				$7,787
Benefit from income taxes				(2,772)
Income (loss) before taxes	$17,639	$(12,624)	$—	$5,015
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	21,372	16,232	—	37,604
Impairment and other lease charges	13,587	7,557	—	21,144
Interest expense	1,920	2,046	—	3,966
Other expense (income), net	(1,225)	(1,782)	—	(3,007)
Stock-based compensation expense in restaurant wages	34	56	—	90
Total non-general and administrative expense adjustments	35,688	24,109	—	59,797
General and administrative expense adjustments:
Stock-based compensation expense	1,885	1,494	—	3,379
Board and shareholder matter costs	(328)	(269)	—	(597)
Strategic Renewal Plan restructuring costs and retention bonuses	196	349	—	545
Legal settlements and related costs	(177)	—	—	(177)
Total general and administrative expense adjustments	1,576	1,574	—	3,150
Adjusted EBITDA	$54,903	$13,059	$—	$67,962

December 31, 2017:
Net loss				$(36,232)
Benefit from income taxes				(7,755)
Loss before taxes	$(37,831)	$(6,156)	$—	$(43,987)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	21,758	13,199	—	34,957
Impairment and other lease charges	57,947	3,813	—	61,760
Interest expense	1,348	1,529	—	2,877
Other expense (income), net	2,427	(237)	—	2,190
Stock-based compensation expense in restaurant wages	(4)	56	—	52
Unused pre-production costs in advertising expense	322	88	—	410
Total non-general and administrative expense adjustments	83,798	18,448	—	102,246
General and administrative expense adjustments:
Stock-based compensation expense	1,983	1,510	—	3,493
Terminated capital project	484	365	—	849
Board and shareholder matter costs	1,738	1,311	—	3,049
Strategic Renewal Plan restructuring costs and retention bonuses	1,390	1,030	—	2,420
Office restructuring and relocation costs	(152)	—	—	(152)
Legal settlements and related costs	(473)	—	—	(473)
Total general and administrative expense adjustments	4,970	4,216	—	9,186
Adjusted EBITDA	$50,937	$16,508	$—	$67,445

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

Year Ended:	Pollo Tropical	Taco Cabana	Other	Consolidated
January 1, 2017:
Net income				16,712
Provision for income taxes				8,336
Income (loss) before taxes	4,639	21,231	(822)	25,048
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	23,587	13,189	—	36,776
Impairment and other lease charges	24,419	1,225	—	25,644
Interest expense	930	1,241	—	2,171
Other expense (income), net	1,236	(106)	—	1,130
Stock-based compensation expense in restaurant wages	69	73	—	142
Total non-general and administrative expense adjustments	50,241	15,622	—	65,863
General and administrative expense adjustments:
Stock-based compensation expense	1,793	1,348	—	3,141
Board and shareholder matter costs	432	326	822	1,580
Strategic Renewal Plan restructuring costs and retention bonuses	45	41	—	86
Office restructuring and relocation costs	539	—	—	539
Legal settlements and related costs	597	(287)	—	310
Total general and administrative expense adjustments	3,406	1,428	822	5,656
Adjusted EBITDA	58,286	38,281	—	96,567

12. Earnings (Loss) Per Share
Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during each period. Non-vested restricted shares contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares and are thus considered participating securities. The impact of the participating securities is included in the computation of basic EPS pursuant to the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. EPS is computed by dividing undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the weighted average shares outstanding during the period.
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
Weighted average outstanding restricted stock units totaling 560 and 9,379 shares were not included in the computation of diluted earnings per share for the twelve months ended December 30, 2018 and January 1, 2017, respectively, because including them would have been antidilutive. For the twelve months ended December 31, 2017, all restricted stock units outstanding were excluded from the computation of diluted earnings per share because including them would have been antidilutive as a result of the net loss in the period.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

The computation of basic and diluted EPS is as follows:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Basic and diluted EPS:
Net income (loss)	$7,787	$(36,232)	$16,712
Less: income allocated to participating securities	85	—	135
Net income (loss) available to common stockholders	$7,702	$(36,232)	$16,577
Weighted average common shares—basic	26,890,577	26,821,471	26,682,227
Restricted stock units	3,506	—	6,952
Weighted average common shares—diluted	26,894,083	26,821,471	26,689,179

Earnings (loss) per common share—basic	$0.29	$(1.35)	$0.62
Earnings (loss) per common share—diluted	$0.29	$(1.35)	$0.62

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
The maximum potential liability for future rental payments that the Company could be required to make under these leases at December 30, 2018 was $3.6 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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
Contingency Related to Insurance Recoveries. During the third quarter of 2017, Texas and Florida were struck by Hurricane Harvey and Irma (the "Hurricanes"). Forty-three Taco Cabana and two Pollo Tropical restaurants in the Houston metropolitan area and all Pollo Tropical restaurants in Florida and the Atlanta metropolitan area were temporarily closed and affected by the Hurricanes to varying degrees (e.g. property preparation and damages, inventory losses, payments of hourly employees while restaurants were closed and lost business related to temporary closures). In 2017, the Company recorded expected insurance proceeds of $0.7 million and $0.4 million for Pollo Tropical and Taco Cabana, respectively. In the twelve months ended December 30, 2018, the Company received business interruption and property damage insurance settlement proceeds of $2.8 million and $1.7 million, respectively,

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

and recognized other income of $2.1 million and $1.4 million for Pollo Tropical and Taco Cabana, respectively, related to the Hurricanes. The Company has received a final settlement related to the Hurricanes as of December 30, 2018.
14. Retirement Plans
Fiesta offers the Company's salaried employees the option to participate in the Fiesta Corporation Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Fiesta may elect to contribute to the Retirement Plan on an annual basis. Contributions made by Fiesta to the Retirement Plan for the Company's employees are made after the end of each plan year. For 2018, 2017 and 2016, Fiesta's discretionary annual contribution is equal to 50% of the employee's contribution up to the first 6% of eligible compensation for a maximum Fiesta contribution of 3% of eligible compensation per participating employee. Under the Retirement Plan, Fiesta contributions begin to vest after 1 year and fully vest after 5 years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Retirement Plan employer matching expense for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was $0.5 million, $0.4 million and $0.3 million respectively.
Fiesta also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as "highly compensated" employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 30, 2018 and December 31, 2017, a total of $0.9 million and $1.0 million, respectively, was deferred by the Company's employees under the Deferred Compensation Plan, including accrued interest.
15. Selected Quarterly Financial and Earnings Data (Unaudited)

	Year Ended December 30, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$169,484	$176,827	$174,648	$167,638
Income (loss) from operations(1)	6,878	13,500	(1,921)	(9,476)
Net income (loss)	4,184	9,493	2,047	(7,937)
Earnings (loss) per common share—basic	$0.15	$0.35	$0.08	$(0.30)
Earnings (loss) per common share—diluted	0.15	0.35	0.08	(0.30)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$175,607	$172,624	$158,691	$162,210
Loss from operations(1)	(23,118)	(2,278)	(12,412)	(3,302)
Net loss(2)	(15,060)	(2,160)	(8,257)	(10,755)
Loss per common share—basic	$(0.56)	$(0.08)	$(0.31)	$(0.40)
Loss per common share—diluted	(0.56)	(0.08)	(0.31)	(0.40)

(1)
The Company recognized impairment and other lease charges of $(0.7) million, $0.8 million, $6.4 million and $14.6 million in the first, second, third and fourth quarters of 2018, respectively, and $32.4 million, $10.8 million, $15.9 million and $2.7 million in the first, second, third and fourth quarters of 2017, respectively. See Note 5—Impairment of Long-lived Assets and Other Lease Charges.

(2)
On December 22, 2017, the Act, which includes a provision to reduce the federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, was signed into law. In accordance with generally accepted accounting principles, the enactment of this new tax legislation required the Company to revalue its net deferred income tax assets at the new corporate statutory rate of 21.0% as of the enactment date, which resulted in a one-time adjustment to its deferred income taxes of $9.0 million with a corresponding increase to the provision for income taxes as a discrete item during the fourth quarter of 2017. In 2018, in conjunction with a cost segregation study conducted prior to filing its 2017 federal income tax return, the Company

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Dollars in thousands, except per share data)

changed the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions. Changes in the Company's 2017 federal income tax return from the amounts recorded as of December 31, 2017 were primarily the result of changing the depreciable lives of assets for federal income tax purposes. These changes allowed the Company to record an incremental benefit of$3.9 million during the third quarter of 2018. For fiscal years after 2017, the Company's federal statutory tax rate will be 21%. See Note 9 for further information regarding income taxes.

FIESTA RESTAURANT GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(In thousands of dollars)

	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deduction	Balance at end of period
Year ended December 30, 2018:
Deferred income tax valuation allowance	$736	$(58)	$—	$—	$678
Year ended December 31, 2017:
Deferred income tax valuation allowance	856	(120)	—	—	736
Year ended January 1, 2017:
Deferred income tax valuation allowance	1,036	(180)	—	—	856

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 25th day of February 2019.

FIESTA RESTAURANT GROUP, INC.

Date:	February 25, 2019	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STACEY RAUCH	Director and Chairman of the Board of Directors	February 25, 2019
Stacey Rauch
/s/ RICHARD C. STOCKINGER	Chief Executive Officer, President and Director	February 25, 2019
Richard C. Stockinger
/s/ CHERI L. KINDER	Interim Chief Financial Officer and Treasurer, Vice President, Corporate Controller and Chief Accounting Officer	February 25, 2019
Cheri L. Kinder
/s/ BARRY J. ALPERIN	Director	February 25, 2019
Barry J. Alperin
/s/ NICHOLAS DARAVIRAS	Director	February 25, 2019
Nicholas Daraviras
/s/ STEPHEN P. ELKER	Director	February 25, 2019
Stephen P. Elker
/s/ BRIAN P. FRIEDMAN	Director	February 25, 2019
Brian P. Friedman
/s/ NICHOLAS P. SHEPHERD	Director	February 25, 2019
Nicholas P. Shepherd
/s/ PAUL E. TWOHIG	Director	February 25, 2019
Paul E. Twohig
/s/ SHERRILL KAPLAN	Director	February 25, 2019
Sherrill Kaplan