Form 10-Q
period 2019-03-31
Fiesta Restaurant Group, Inc.
filed 2019-05-07
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	FRGI	The NASDAQ Global Select Market
As of May 1, 2019, Fiesta Restaurant Group, Inc. had 27,452,222 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2019	December 30, 2018
ASSETS
Current assets:
Cash	$5,018	$5,258
Accounts receivable	10,286	8,505
Inventories	2,764	2,842
Prepaid rent	118	3,375
Income tax receivable	16,853	17,857
Prepaid expenses and other current assets	13,220	6,562
Total current assets	48,259	44,399
Property and equipment, net	225,270	231,328
Operating lease right-of-use assets	264,951	—
Goodwill	123,484	123,484
Deferred income taxes	6,131	10,383
Other assets	8,336	9,065
Total assets	$676,431	$418,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$95	$108
Accounts payable	14,577	16,410
Accrued payroll, related taxes and benefits	11,360	10,086
Accrued real estate taxes	2,801	5,871
Other current liabilities	31,098	14,086
Total current liabilities	59,931	46,561
Long-term debt, net of current portion	83,594	79,636
Deferred income—sale-leaseback of real estate	—	19,899
Operating lease liabilities	269,424	—
Other non-current liabilities	8,540	32,504
Total liabilities	421,489	178,600
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 27,453,911 and 27,259,212 shares issued, respectively, and 26,769,005 and 26,858,988 shares outstanding, respectively	270	270
Additional paid-in capital	171,081	170,290
Retained earnings	88,559	72,268
Treasury stock, at cost; 270,627 and 112,358 shares, respectively	(4,968)	(2,769)
Total stockholders' equity	254,942	240,059
Total liabilities and stockholders' equity	$676,431	$418,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2019 AND APRIL 1, 2018
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenues:
Restaurant sales	$165,181	$168,833
Franchise royalty revenues and fees	671	651
Total revenues	165,852	169,484
Costs and expenses:
Cost of sales	50,510	53,565
Restaurant wages and related expenses (including stock-based compensation expense of $27 and $17, respectively)	45,036	46,483
Restaurant rent expense	11,745	8,892
Other restaurant operating expenses	21,763	23,450
Advertising expense	5,521	6,213
General and administrative (including stock-based compensation expense of $765 and $872, respectively)	15,071	14,919
Depreciation and amortization	9,548	8,999
Pre-opening costs	401	381
Impairment and other lease charges	(338)	(662)
Closed restaurant rent expense, net of sublease income	1,424	—
Other expense (income), net	702	366
Total operating expenses	161,383	162,606
Income from operations	4,469	6,878
Interest expense	1,234	1,069
Income before income taxes	3,235	5,809
Provision for income taxes	946	1,625
Net income	$2,289	$4,184
Earnings per common share:
Basic	$0.08	$0.15
Diluted	0.08	0.15
Weighted average common shares outstanding:
Basic	26,842,704	26,874,016
Diluted	26,845,077	26,879,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2019 AND APRIL 1, 2018
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	26,847,458	$268	$166,823	$64,425	$—	$231,516
Stock-based compensation	—	—	889	—	—	889
Vesting of restricted shares	76,578	1	(1)	—	—	—
Cumulative effect of adopting a new accounting standard	—	—	—	57	—	57
Purchase of treasury stock	(18,406)				(349)	(349)
Net income	—	—	—	4,184	—	4,184
Balance at April 1, 2018	26,905,630	$269	$167,711	$68,666	$(349)	$236,297

Balance at December 30, 2018	26,858,988	$270	$170,290	$72,268	$(2,769)	$240,059
Stock-based compensation	—	—	792	—	—	792
Vesting of restricted shares	68,286	—	(1)	—	—	(1)
Cumulative effect of adopting a new accounting standard (Note 1)	—	—	—	14,002	—	14,002
Purchase of treasury stock	(158,269)	—	—	—	(2,199)	(2,199)
Net income	—	—	—	2,289	—	2,289
Balance at March 31, 2019	26,769,005	$270	$171,081	$88,559	$(4,968)	$254,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019 AND APRIL 1, 2018
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Operating activities:
Net income	$2,289	$4,184
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposals of property and equipment	(13)	129
Stock-based compensation	792	889
Impairment and other lease charges	(338)	(662)
Depreciation and amortization	9,548	8,999
Amortization of deferred financing costs	67	68
Amortization of deferred gains from sale-leaseback transactions	—	(899)
Deferred income taxes	—	1,348
Changes in other operating assets and liabilities	(4,597)	(5,167)
Net cash provided by operating activities	7,748	8,889
Investing activities:
Capital expenditures:
New restaurant development	(3,839)	(4,765)
Restaurant remodeling	(171)	(333)
Other restaurant capital expenditures	(5,015)	(5,895)
Corporate and restaurant information systems	(2,512)	(4,175)
Total capital expenditures	(11,537)	(15,168)
Proceeds from disposals of properties	1,774	1,813
Proceeds from insurance recoveries	—	180
Net cash used in investing activities	(9,763)	(13,175)
Financing activities:
Borrowings on revolving credit facility	11,000	15,000
Repayments on revolving credit facility	(7,000)	(10,000)
Principal payments on finance/capital leases	(26)	(23)
Financing costs associated with issuance of debt	—	(150)
Payments to purchase treasury stock	(2,199)	(349)
Net cash provided by financing activities	1,775	4,478
Net change in cash	(240)	192
Cash, beginning of period	5,258	3,599
Cash, end of period	$5,018	$3,791
Supplemental disclosures:
Interest paid on long-term debt	$1,685	$516
Accruals for capital expenditures	4,589	3,428
Income tax payments (refunds), net	(58)	(17)
Finance/capital lease obligations incurred	—	322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively "Pollo Tropical") and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the "Company." At March 31, 2019, the Company owned and operated 139 Pollo Tropical® restaurants and 164 Taco Cabana® restaurants. All of the Pollo Tropical restaurants are located in Florida and all of the Taco Cabana restaurants are located in Texas. At March 31, 2019, the Company franchised a total of 31 Pollo Tropical restaurants and eight Taco Cabana restaurants. The franchised Pollo Tropical restaurants included 17 in Puerto Rico, four in Panama, two in Guyana, one in the Bahamas, six on college campuses and one at a hospital in Florida. The franchised Taco Cabana restaurants included six in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2018 contained 52 weeks. The three months ended March 31, 2019 and April 1, 2018 each contained thirteen weeks. The fiscal year ending December 29, 2019 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2019 and April 1, 2018 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2019 and April 1, 2018 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2018 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The December 30, 2018 balance sheet data is derived from those audited financial statements.
Guidance Adopted in 2019. In February 2016, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The Company adopted this new accounting standard and all the related amendments as of December 31, 2018 using the modified retrospective method, with certain optional practical expedients including the transition practical expedient package, which among other things does not require reassessment of lease classification. The Company elected the transition method that allows it to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative period information has not been restated and continues to be reported under the accounting standard in effect for that period.
The Company has recognized lease liabilities and corresponding right-of-use ("ROU") lease assets for substantially all of the leases it previously accounted for as operating leases, including leases related to closed restaurant properties. The initial ROU assets were calculated as the present value of the remaining operating lease payments using the Company's incremental borrowing rate as of December 31, 2018, reduced by accrued occupancy costs such as certain closed-restaurant lease reserves, accrued rent (including accruals to expense operating lease payments on a straight-line basis), unamortized lease incentives and any unamortized sale-leaseback gains that resulted from off-market terms and increased by unamortized lease acquisition costs. Upon the adoption of ASC 842, the Company no longer records closed restaurant lease reserves, and ROU lease assets are reviewed for impairment with the Company's long-lived assets.
The Company elected the practical expedient to combine lease and non-lease components of real estate contracts, which resulted in classification of certain occupancy related expenses that are included in other restaurant operating expenses for periods prior to the adoption of ASC 842 as restaurant rent expenses in the consolidated statement of operations for periods subsequent to the adoption of ASC 842. The Company separately presents rent expense related to its closed restaurant locations and any sublease income related to these closed restaurant locations within closed restaurant rent expense, net of sublease income in the consolidated statement of operations for periods subsequent to the adoption of ASC 842.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company recorded an initial adjustment to the opening balance of retained earnings of $14.0 million associated with previously deferred gains on sale-leaseback transactions and impairment of operating lease right-of-use assets as of the date of adoption. This adjustment consisted of $18.6 million in deferred gains on sale-leaseback transactions, net of a related deferred tax asset of $4.3 million and $0.2 million in impairment charges, net of tax. For any future sale-leaseback transactions, the gain (adjusted for any off-market terms) will be recognized immediately.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $82.0 million at March 31, 2019, and $78.0 million at December 30, 2018. The carrying value of the Company's senior credit facility was $82.0 million at March 31, 2019 and $78.0 million at December 30, 2018.

Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets including right-of-use lease assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. See Note 3—Impairment of Long-Lived Assets.
Leases. The Company assesses whether an agreement contains a lease at inception. Operating leases are included within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the consolidated balance sheets. Finance leases are included within property and equipment, current portion of long-term debt, and long-term debt, net of current maturities in the consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made in advance and is reduced by lease incentives received. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. Lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company assumes options are reasonably certain to be exercised when such options are required to achieve a minimum 20-year lease term for new restaurant properties, and subsequent to the adoption of ASC842, when it incurs significant leasehold improvement costs near the end of a lease term. The Company uses judgment and available data to allocate consideration in a contract when it leases land and a building. The Company also uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a synthetic credit rating determined using a valuation model. Lease expense for lease payments is recognized on a straight-line basis over the lease term unless the related ROU asset has been adjusted for an impairment charge. The Company has real estate lease agreements with lease and non-lease components, which are accounted for as a single lease component. See Note 5—Leases.
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
2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	March 31, 2019	December 30, 2018
Prepaid contract expenses	$4,647	$4,232
Assets held for sale(1)	4,336	—
Other	4,237	2,330
	$13,220	$6,562

(1) One closed Pollo Tropical restaurant and two Taco Cabana restaurant properties owned by the Company were classified as held for sale as of March 31, 2019.
3. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment and lease ROU assets, for impairment at the restaurant level. In addition to considering management's plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant's cash flows for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant's assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset's carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis. If actual performance does not achieve the projections, the Company may recognize impairment charges in future periods, and such charges could be material.
A summary of impairment on long-lived assets and other lease charges (recoveries) recorded by segment is as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Pollo Tropical	$(379)	$(541)
Taco Cabana	41	(121)
	$(338)	$(662)

Impairment and other lease charges for the three months ended March 31, 2019 for Pollo Tropical include impairment charges of $0.4 million, related primarily to impairment of equipment from previously impaired restaurants and a lease charge recoveries benefit of $(0.7) million related to previously closed restaurant lease terminations. Impairment and other lease charges for the three months ended March 31, 2019 for Taco Cabana include impairment charges related primarily to impairment of equipment from previously impaired restaurants.
Impairment and other lease charges for the three months ended April 1, 2018 primarily consist of a $(0.6) million and a $(0.1) million net benefit related to lease charge recoveries for Pollo Tropical and Taco Cabana, respectively, due primarily to a lease termination, a lease assignment, subleases and other adjustments to estimates of future lease costs.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the three months ended March 31, 2019 had no value.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

4. Other Liabilities
Other current liabilities consist of the following:

	March 31, 2019	December 30, 2018
Accrued workers' compensation and general liability claims	$5,394	$4,886
Sales and property taxes	1,817	1,958
Accrued occupancy costs	1,705	4,554
Operating lease liabilities	19,191	—
Other	2,991	2,688
	$31,098	$14,086

Other non-current liabilities consist of the following:

	March 31, 2019	December 30, 2018
Accrued occupancy costs	$78	$21,534
Deferred compensation	869	867
Accrued workers' compensation and general liability claims	6,808	6,808
Other	785	3,295
	$8,540	$32,504

At December 30, 2018, accrued occupancy costs included obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term. At March 31, 2019 accrued occupancy costs consisted of only current obligations pertaining to closed restaurant locations.
The following table presents the activity in the closed-restaurant reserve, of which $0.1 million and $4.4 million are included in non-current accrued occupancy costs at March 31, 2019 and December 30, 2018, respectively, with the remainder in current accrued occupancy costs. At March 31, 2019, all closed-restaurant reserves are included in current accrued occupancy costs.

	Three Months Ended March 31, 2019	Year Ended December 30, 2018
Balance, beginning of period	$8,819	$12,994
Provisions for restaurant closures	—	2,228
Additional lease charges (recoveries), net	(742)	(152)
Payments, net	(693)	(6,778)
Other adjustments(1)	(5,708)	527
Balance, end of period	$1,676	$8,819

(1) As a result of adopting ASC 842 on December 31, 2018, the portion of the closed restaurant reserve related to operating lease rental payments was reclassified and included as a component of the related ROU assets. The portion of the closed restaurant reserve related to variable ancillary lease costs was not reclassified and was not included as a reduction to ROU assets.
5. Leases
The Company utilizes land and buildings in its operations under various operating and finance lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for 20 years and, in many cases, provide for renewal options and in most cases rent escalations. As of March 31, 2019, the Company's leases have remaining lease terms of 0.5 years to 22.6 years. Some of the Company's leases include options to extend the lease for up to 40 years. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities. Variable lease payments included in rent expense consist of such contingent rent, rent payments based on changes in an index and certain occupancy related costs, such as variable common area maintenance expense and property taxes. The Company is not subject to residual value guarantees under any of the lease agreements. Many of the Company's real estate leases contain usage restrictions, but do not contain financial covenants and restrictions.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Lease expense consisted of the following:

Three Months Ended
March 31, 2019
Operating lease cost	$11,355

Finance lease costs:
Amortization of right-of-use assets	$35
Interest on lease liabilities	55
Total finance lease costs	$90

Variable lease costs	$2,986
Sublease income	(748)
Total lease costs	$13,683

Supplemental balance sheet information related to leases is as follows:

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$264,951

Other current liabilities	$19,191
Operating lease liabilities	269,424
Total operating lease liabilities	$288,615

Finance Leases
Property and Equipment, gross	$2,373
Accumulated amortization	(1,158)
Property and equipment, net	$1,215

Current portion of long-term debt	$95
Long-term debt, net of current portion	1,593
Total finance lease liabilities	$1,688

Weighted Average Remaining Lease Term (in Years)
Operating leases	12.4
Finance leases	9.7

Weighted Average Discount Rate
Operating leases	7.70%
Finance leases	13.87%

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Supplemental cash flow information related to leases is as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,852
Operating cash flows for finance leases	55
Financing cash flows for finance leases	26

Operating lease right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	5,191

Operating lease right-of-use assets obtained and liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	265,547
Operating lease liabilities	288,763

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2019	$29,422	$225
2020	43,456	327
2021	40,012	342
2022	38,590	342
2023	35,205	349
2024	31,488	350
Thereafter	247,190	1,278
Total lease payments	465,363	3,213
Less amount representing interest	(176,748)	(1,525)
Total discounted lease liabilities	288,615	1,688
Less current portion	(19,191)	(95)
Long-term portion of leases liabilities	$269,424	$1,593

As of March 31, 2019, the Company had five additional operating leases for restaurant properties and an additional operating lease for additional space at a corporate office that had not yet commenced. These operating leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of nine years to 15 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Minimum rent commitments due under capital and non-cancelable operating leases at December 30, 2018 were as follows:

	Operating	Capital
2019	$44,427	$323
2020	44,144	327
2021	41,396	342
2022	40,215	342
2023	36,587	349
Thereafter	264,704	1,646
Total minimum lease payments(1)	$471,473	3,329
Less amount representing interest		(1,585)
Total obligations under capital leases		1,744
Less current portion		(108)
Long-term debt under capital leases		$1,636

(1)
Minimum operating lease payments include contractual rent payments for closed restaurants for which the Company is still obligated under the lease agreements and have not been reduced by minimum sublease rent of $41.4 million due in the future under non-cancelable subleases. See Note 4—Other Liabilities.

The Company subleases land and buildings related to closed restaurant locations and a closed office location under various operating sublease agreements. Initial sublease terms are generally for the period of time remaining on the head lease term and, in some cases, subleases provide for renewal options and in most cases rent escalations. As of March 31, 2019, the Company's subleases have remaining sublease terms of 3.1 years to 20.2 years. Some of the Company's subleases include options to extend the lease for up to 25 years. Variable lease payments included in sublease income consist of certain occupancy related costs, such as variable common area maintenance expense and property taxes where the Company makes the real estate payment and is reimbursed by the lessee. The sublease agreements do not include residual value guarantees. Consistent with the Company's real estate leases, many of the subleases contain usage restrictions, but do not contain financial covenants and restrictions.
The undiscounted cash flows to be received under operating subleases were as follows:

Operating Leases
2019	$2,064
2020	2,946
2021	3,055
2022	2,991
2023	2,951
2024	2,985
Thereafter	29,872
Total	$46,864

6. Stockholders' Equity
Purchase of Treasury Stock
On February 26, 2018, the Company announced that its board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 158,269 shares of its common stock under the program in open market transactions during the three months ended March 31, 2019 for $2.2 million. The repurchased shares are held as treasury stock at cost.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Stock-Based Compensation
During the three months ended March 31, 2019, the Company granted certain employees and a consultant a total of 223,948 non-vested restricted shares under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). The shares granted generally vest and become non-forfeitable over a four-year vesting period. The weighted average fair value at grant date for non-vested shares issued during the three months ended March 31, 2019 and April 1, 2018 was $13.44 and $18.70 per share, respectively.
During the three months ended March 31, 2019, the Company granted a certain executive a total of 15,348 restricted stock units under the Fiesta Plan, which vest in two tranches over a two-year vesting period. The restricted stock units granted to the executive are subject to continued service and attainment of specified share prices of the Company's common stock for a specified period of time within each vesting period. Each tranche vests by the end of a one-year period if the specified target stock price condition for that year is met. If the specified target stock price condition for the first tranche is not met for the year, the cumulative unearned restricted stock units will be rolled over to the subsequent tranche. For the restricted stock units granted in the three months ended March 31, 2019, the number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 15,348 shares, if the service and market performance conditions are met in the last vesting period. The weighted average fair value at grant date for the restricted stock units granted to executives in the three months ended March 31, 2019 and April 1, 2018 was $1.76 and $6.96 per share, respectively.
Stock-based compensation expense for the three months ended March 31, 2019 and April 1, 2018 was $0.8 million and $0.9 million, respectively. At March 31, 2019, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $6.6 million. At March 31, 2019, the remaining weighted average vesting period for non-vested restricted shares was 3.2 years and restricted stock units was 1.4 years.
A summary of all non-vested restricted shares and restricted stock units activity for the three months ended March 31, 2019 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	287,866	$20.70	231,112	$12.44
Granted	223,948	13.44	15,348	1.76
Vested and released	(65,363)	22.17	(3,124)	62.05
Forfeited	(32,257)	20.08	(65,336)	15.22
Outstanding at March 31, 2019	414,194	$16.53	178,000	$9.62

The fair value of the non-vested restricted shares and all other restricted stock units is based on the closing price on the date of grant. The fair value of the restricted stock units subject to market conditions was estimated using the Monte Carlo simulation method. The assumptions used to value grant restricted stock units subject to market conditions are detailed below:

	2019	2018
Grant date stock price	$14.66	$18.70
Fair value at grant date	$1.76	$6.96
Risk free interest rate	2.53%	2.40%
Expected term (in years)	2	3
Dividend yield	—%	—%
Expected volatility	43.18%	41.49%

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
Each segment's accounting policies are described in the summary of significant accounting policies in Note 1 to the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company's restaurants as set forth in the reconciliation table below.
The "Other" column includes corporate-related items not allocated to reportable segments and consists primarily of corporate-owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts and a current income tax receivable.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
March 31, 2019:
Restaurant sales	$91,026	$74,155	$—	$165,181
Franchise revenue	455	216	—	671
Cost of sales	28,298	22,212	—	50,510
Restaurant wages and related expenses(1)	21,153	23,883	—	45,036
Restaurant rent expense	5,421	6,324	—	11,745
Other restaurant operating expenses	11,958	9,805	—	21,763
Advertising expense	3,032	2,489	—	5,521
General and administrative expense(2)	8,347	6,724	—	15,071
Adjusted EBITDA	14,317	2,895	—	17,212
Depreciation and amortization	5,213	4,335	—	9,548
Capital expenditures	7,145	4,037	355	11,537
April 1, 2018:
Restaurant sales	$94,478	$74,355	$—	$168,833
Franchise revenue	464	187	—	651
Cost of sales	31,015	22,550	—	53,565
Restaurant wages and related expenses(1)	22,156	24,327	—	46,483
Restaurant rent expense	4,297	4,595	—	8,892
Other restaurant operating expenses	12,115	11,335	—	23,450
Advertising expense	3,316	2,897	—	6,213
General and administrative expense(2)	8,042	6,877	—	14,919
Adjusted EBITDA	14,447	2,511	—	16,958
Depreciation and amortization	5,316	3,683	—	8,999
Capital expenditures	8,173	6,911	84	15,168
Identifiable Assets:
March 31, 2019	$352,050	$287,779	$36,602	$676,431
December 30, 2018	207,435	174,681	36,543	418,659

(1) Includes stock-based compensation expense of $27 and $17 for the three months ended March 31, 2019 and April 1, 2018, respectively.
(2) Includes stock-based compensation expense of $765 and $872 for the three months ended March 31, 2019 and April 1, 2018, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net income to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
March 31, 2019:
Net income				$2,289
Provision for income taxes				946
Income (loss) before taxes	$5,956	$(2,721)	$—	$3,235
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,213	4,335	—	9,548
Impairment and other lease charges	(379)	41	—	(338)
Interest expense	656	578	—	1,234
Closed restaurant rent expense, net of sublease income	1,144	280	—	1,424
Other expense (income), net	596	106	—	702
Stock-based compensation expense in restaurant wages	5	22	—	27
Total non-general and administrative expense adjustments	7,235	5,362	—	12,597
General and administrative expense adjustments:
Stock-based compensation expense	577	188	—	765
Restructuring costs and retention bonuses	549	66	—	615
Total general and administrative expense adjustments	1,126	254	—	1,380
Adjusted EBITDA	$14,317	$2,895	$—	$17,212

April 1, 2018:
Net income				$4,184
Provision for income taxes				1,625
Income (loss) before taxes	$8,128	$(2,319)	$—	$5,809
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,316	3,683	—	8,999
Impairment and other lease charges	(541)	(121)	—	(662)
Interest expense	528	541	—	1,069
Other expense (income), net	346	20	—	366
Stock-based compensation expense in restaurant wages	5	12	—	17
Total non-general and administrative expense adjustments	5,654	4,135	—	9,789
General and administrative expense adjustments:
Stock-based compensation expense	467	405	—	872
Restructuring costs and retention bonuses	198	290	—	488
Total general and administrative expense adjustments	665	695	—	1,360
Adjusted EBITDA	$14,447	$2,511	$—	$16,958

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

8. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Non-vested restricted shares contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares and are thus considered participating securities. The impact of the participating securities is included in the computation of basic EPS pursuant to the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. EPS is computed by dividing undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the weighted average shares outstanding during the period.
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
Weighted average outstanding restricted stock units totaling 1,061 shares were excluded in the computation of diluted EPS for the three months ended April 1, 2018 because including them would have been antidilutive. For the three months ended March 31, 2019, no shares of outstanding restricted stock units were excluded in the computation of diluted EPS.
The computation of basic and diluted EPS is as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Basic and diluted EPS:
Net income	$2,289	$4,184
Less: income allocated to participating securities	22	40
Net income available to common shareholders	$2,267	$4,144
Weighted average common shares—basic	26,842,704	26,874,016
Restricted stock units	2,373	5,815
Weighted average common shares—diluted	26,845,077	26,879,831

Earnings per common share—basic	$0.08	$0.15
Earnings per common share—diluted	0.08	0.15

9. Commitments and Contingencies
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
The maximum potential liability for future rental payments that the Company could be required to make under these leases at March 31, 2019 was $3.5 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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

10. Recent Accounting Pronouncements
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2018 contained 52 weeks. The three months ended March 31, 2019 and April 1, 2018 each contained thirteen weeks. The fiscal year ending December 29, 2019 will contain 52 weeks.
Company Overview

We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which recently celebrated 30th and 40th anniversaries, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared tropical inspired menu items, while our Taco Cabana restaurants specialize in Mexican inspired food made fresh by hand. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of March 31, 2019, we owned and operated 139 Pollo Tropical restaurants and 164 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of March 31, 2019, we had 24 franchised Pollo Tropical restaurants located in Puerto Rico, the Bahamas, Panama and Guyana, and six licensed locations on college campuses and one at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of March 31, 2019, we had six franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Recent Events Affecting our Results of Operations
New Lease Accounting Standard
On December 31, 2018, we adopted Financial Accounting Standard Board ("FASB") Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new lease accounting standard, ASC 842, had a significant impact on our results of operations because we had $18.6 million in sale leaseback gains that we no longer receive a benefit to rent expense from and we have a significant number of closed restaurants for which we had previous reserves that we can no longer use to offset our closed store rent payments. As a result of adopting this standard, substantially all previously deferred gains on sale-leaseback transactions were recognized as an adjustment to retained earnings and we will no longer receive the benefit to rent expense from amortizing previously deferred gains on sale-leaseback transactions. Additionally, prior to the adoption of ASC 842, we recorded closed restaurant reserves representing future minimum lease payments and ancillary costs from the date of the restaurant closure to the end of the remaining lease term net of estimated sublease recoveries when a restaurant closed and then recorded rent payments as a reduction to the closed restaurant reserves. As a result of adopting ASC 842, accrued rent included in these closed restaurant reserves was recorded as a reduction to operating lease right-of-use assets and rent related to closed restaurants is now included within closed restaurant rent expense, net of sublease income in the condensed consolidated statement of operations. The comparative period information has not been restated and continues to be reported under the accounting standard in effect for that period.
Adopting ASC 842 reduced our net income and earnings per share by $1.7 million and $0.06 per share, respectively, and reduced Adjusted EBITDA and Restaurant-level Adjusted EBITDA by $0.4 million and $0.5 million for Pollo Tropical and Taco Cabana, respectively, for the three months ended March 31, 2019. Amortization of deferred gains from sale-leaseback transactions for the three months ended April 1, 2018 totaled approximately $0.4 million and $0.5 million for Pollo Tropical and Taco Cabana, respectively. Closed restaurant rent expense, net of sublease income for the three months ended March 31, 2019 totaled $1.1 million and $0.3 million for Pollo Tropical and Taco Cabana, respectively.

Executive Summary—Consolidated Operating Performance for the Three Months Ended March 31, 2019
Our first quarter 2019 results and highlights include the following:

•
We recognized net income of $2.3 million, or $0.08 per diluted share, in the first quarter of 2019 compared to net income of $4.2 million, or $0.15 per diluted share in the first quarter of 2018, due primarily to the adoption of ASC 842 discussed above and higher depreciation and amortization and other operating expenses, partially offset by lower advertising expenses and lower cost of sales and restaurant wages and related expenses as a percentage of restaurant sales. In addition, declines in comparable restaurant sales at both brands negatively contributed to the decrease in net income in the first quarter of 2019.

•
Total revenues decreased 2.1% in the first quarter of 2019 to $165.9 million compared to $169.5 million in the first quarter of 2018, driven by a decrease in comparable restaurant sales at both brands, and the net impact of opening new restaurants and closing 14 underperforming Pollo Tropical restaurants and 11 underperforming Taco Cabana restaurants in 2018. Comparable restaurant sales decreased 2.6% for our Pollo Tropical restaurants resulting from a decrease in comparable restaurant transactions of 5.5% partially offset by an increase in average check of 2.9%. Comparable restaurant sales decreased 0.5% for our Taco Cabana restaurants resulting from a decrease in comparable restaurant transactions of 4.1% partially offset by an increase in average check of 3.6%.

•
Consolidated Adjusted EBITDA increased $0.3 million (which includes the negative impact of an $0.8 million increase in rent expense as a result of adopting ASC 842) in the first quarter of 2019 to $17.2 million compared to $17.0 million in the first quarter of 2018, driven primarily by improved restaurant operating margins related to lower cost of sales and restaurant wages as a percent of sales and lower advertising expenses, partially offset by higher repair and maintenance and other operating expenses and higher rent expense as a result of adopting ASC 842. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

•	During the first quarter of 2019, we opened two Taco Cabana restaurants in Texas, one of which was converted from a closed Pollo Tropical location.
Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total
December 30, 2018	139	30	169	162	8	170
New	—	1	1	2	—	2
Closed	—	—	—	—	—	—
March 31, 2019	139	31	170	164	8	172

December 31, 2017	146	31	177	166	7	173
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—
April 1, 2018	146	31	177	166	7	173

Three Months Ended March 31, 2019 Compared to Three Months Ended April 1, 2018
The following table sets forth, for the three months ended March 31, 2019 and April 1, 2018, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					55.1%	56.0%
Taco Cabana					44.9%	44.0%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	31.1%	32.8%	30.0%	30.3%	30.6%	31.7%
Restaurant wages and related expenses	23.2%	23.5%	32.2%	32.7%	27.3%	27.5%
Restaurant rent expense	6.0%	4.5%	8.5%	6.2%	7.1%	5.3%
Other restaurant operating expenses	13.1%	12.8%	13.2%	15.2%	13.2%	13.9%
Advertising expense	3.3%	3.5%	3.4%	3.9%	3.3%	3.7%
Pre-opening costs	0.1%	0.2%	0.4%	0.2%	0.2%	0.2%
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
Total revenues decreased 2.1% to $165.9 million in the first quarter of 2019 from $169.5 million in the first quarter of 2018. Restaurant sales decreased 2.2% to $165.2 million in the first quarter of 2019 from $168.8 million in the first quarter of 2018.
The following table presents the primary drivers of the decreases in restaurant sales for both Pollo Tropical and Taco Cabana for the first quarter of 2019 compared to the first quarter of 2018 (in millions).

Pollo Tropical:
Decrease in comparable restaurant sales	$(2.3)
Decrease in sales related to closed restaurants, net of new restaurants	(1.2)
Total decrease	$(3.5)

Taco Cabana:
Decrease in comparable restaurant sales	$(0.3)
Incremental sales related to new restaurants, net of closed restaurants	0.1
Total decrease	$(0.2)
Restaurants are included in comparable restaurant sales after they have been open for 18 months.
Comparable restaurant sales decreased 2.6% and 0.5% for Pollo Tropical and Taco Cabana restaurants, respectively, in the first quarter of 2019. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. The increase in average check is primarily driven by menu price increases.
For Pollo Tropical, a decrease in comparable restaurant transactions of 5.5% was partially offset by an increase in average check of 2.9% in the first quarter of 2019 compared to the first quarter of 2018. The increase in average check was driven primarily by menu price increases of 3.5%. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 1.0%.

For Taco Cabana, a decrease in comparable restaurant transactions of 4.1% was partially offset by an increase in average check of 3.6% in the first quarter of 2019 compared to the first quarter of 2018. The increase in average check was driven primarily by menu price increases of 3.0% and the introduction of higher priced shareables. We believe the decline in comparable transactions is in part due to weather.
Franchise revenues remained flat in the first quarter of 2019 compared to the first quarter of 2018.
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
Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are utilities, repairs and maintenance, general liability insurance, sanitation, supplies and credit card fees. In addition, for periods prior to December 31, 2018, other restaurant operating expenses include real estate taxes related to our leases characterized as operating leases.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the first quarter of 2019 compared to the first quarter of 2018. All percentages are stated as a percentage of applicable segment restaurant sales:

Pollo Tropical:
Cost of sales:
Sales mix	0.7%
Operating inefficiency	0.4%
Menu price increases	(1.1)%
Lower commodity costs	(1.7)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.7)%

Restaurant wages and related expenses:
Lower workers compensation costs	(0.2)%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.3)%

Other operating expenses:
Higher repair and maintenance	0.4%
Real estate tax classification(1)	(0.9)%
Contracted cleaning services(2)	0.5%
Credit card expenses and delivery fees	0.2%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.3%

Advertising expense:
Decreased advertising	(0.2)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.2)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
(1) Real estate taxes are included in rent expense in 2019 due to the adoption of ASC 842.
(2) Partially offset by a reduction in hourly labor costs

Taco Cabana:
Cost of sales:
Menu offering improvement and higher commodity costs	0.5%
Higher promotions and discounts	0.4%
Menu price increases	(1.0)%
Sales mix	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(0.3)%

Restaurant wages and related expenses:
Impact of higher sales at new restaurants(1)	(0.2)%
Lower medical benefit costs	(0.3)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.5)%

Other operating expenses:
Lower operating supplies	(0.2)%
Lower utility costs	(0.3)%
Real estate tax classification(2)	(1.7)%
Other	0.2%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(2.0)%

Advertising expense:
Decreased advertising	(0.5)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.5)%

Pre-opening costs:
Increase in the number of restaurant openings	0.2%
Net increase in pre-opening costs as a percentage of restaurant sales	0.2%
(1) Includes the impact of higher sales on fixed and semi-fixed costs.
(2) Real estate taxes are included in rent expense in 2019 due to the adoption of ASC 842.
Consolidated Restaurant Rent Expense. Beginning December 31, 2018, restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. For periods prior to the adoption of ASC 842 on December 31, 2018, restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 7.1% in the first quarter of 2019 from 5.3% in the first quarter of 2018 due primarily to an $0.8 million increase in rent expense as a result of no longer amortizing gains on sale-leaseback transactions, the inclusion of property taxes and common area maintenance costs related to our leases characterized as operating leases, and the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $15.1 million in the first quarter of 2019 and $14.9 million in the first quarter of 2018, and as a percentage of total revenues, general and administrative expenses increased to 9.1% in the first quarter of 2019 compared to 8.8% in the first quarter of 2018, due primarily to the impact of lower total revenues on higher general and administrative expenses in the first quarter of 2019. General and administrative expenses for the first quarter of 2019 included $0.6 million related to restructuring costs due to eliminated positions. General and administrative expenses for the first quarter of 2018 included $0.5 million related to Strategic Renewal Plan restructuring costs and retention bonuses.

Adjusted EBITDA. Adjusted EBITDA is the primary measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance and is defined as earnings attributable to the applicable segment before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants.
Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction, and other administrative functions. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and Consolidated Adjusted EBITDA and a reconciliation from net income to Consolidated Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Adjusted EBITDA for Pollo Tropical decreased to $14.3 million (which includes the negative impact of a $0.4 million increase in rent expense as a result of adopting ASC 842) in the first quarter of 2019 from $14.4 million in the first quarter of 2018 due primarily to the impact of lower restaurant sales and higher rent and higher operating expenses as a percentage of restaurant sales, partially offset by lower cost of sales and labor as a percentage of restaurant sales. Adjusted EBITDA for Taco Cabana increased to $2.9 million (which includes the negative impact of a $0.5 million increase in rent expense as a result of adopting ASC 842) in the first quarter of 2019 from $2.5 million in the first quarter of 2018 due primarily to lower cost of sales and labor as a percentage of restaurant sales and lower operating expenses and advertising expense, partially offset by higher rent. Consolidated Adjusted EBITDA increased to $17.2 million in the first quarter of 2019 from $17.0 million in the first quarter of 2018.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $21.2 million (which includes the negative impact a $0.4 million increase in rent expense as a result of adopting ASC 842) in the first quarter of 2019 from $21.6 million in the first quarter of 2018 primarily due to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana increased to $9.5 million (which includes the negative impact of a $0.5 million increase in rent expense as a result of adopting ASC 842) in the first quarter of 2019 from $8.7 million in the first quarter of 2018 primarily as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense increased to $9.5 million in the first quarter of 2019 from $9.0 million in the first quarter of 2018 due primarily to increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets.
Impairment and Other Lease Charges. Impairment and other lease charges increased to $(0.3) million in the first quarter of 2019 from $(0.7) million in the first quarter of 2018.
Impairment and other lease charges for the three months ended March 31, 2019 for Pollo Tropical include impairment charges of $0.4 million related primarily to impairment of equipment from previously impaired restaurants, offset by a lease charge recoveries benefit of $(0.7) million related to closed restaurant lease terminations. Impairment and other lease charges for the three months ended March 31, 2019 for Taco Cabana include impairment charges of less than $0.1 million. Impairment and other lease charges in the first quarter of 2018 primarily consisted of a $(0.6) million and a $(0.1) million net benefit related to lease charge recoveries for Pollo Tropical and Taco Cabana, respectively, due primarily to a lease termination, a lease assignment, subleases and other adjustments to estimates of future lease costs.
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
For one Pollo Tropical restaurant and three Taco Cabana restaurants with combined carrying values of $0.4 million and $1.3 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, three Taco Cabana restaurants with a combined carrying value of $4.6 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income for the first quarter of 2019 consisted of closed restaurant rent and ancillary lease costs of $1.8 million and $0.4 million net of sublease income of $0.6 million and $0.1 million for Pollo Tropical and Taco Cabana, respectively. Prior to the adoption of ASC 842, we recorded closed restaurant reserves representing future minimum lease payments and ancillary costs from the date of the restaurant closure to the end of the remaining lease term net of estimated sublease recoveries when a restaurant closed and then recorded rent payments as a reduction to the closed restaurant reserves. See "New Lease Accounting Standard" under "Recent Events Affecting our Results of Operations."
Other Expense (Income), Net. Other expense, net was $0.7 million in the first quarter of 2019 and primarily consisted of $0.5 million in costs for the removal, transfer and storage of equipment from closed restaurants. Other expense, net of $0.4 million in the first quarter of 2018 primarily consisted of $0.3 million in costs for the removal, transfer and storage of equipment from closed restaurants.
Interest Expense. Interest expense increased to $1.2 million in the first quarter of 2019 from $1.1 million in the first quarter of 2018 due primarily to higher interest rates and a higher borrowing level under our senior credit facility.
Provision for Income Taxes. The effective tax rate was 29.2% and 28.0% for the first quarter of 2019 and 2018, respectively. The provision for income taxes for the first quarter of 2019 was derived using an estimated annual effective tax rate of 24.5%, which excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million. The provision for income taxes for the first quarter of 2018 was derived using an estimated annual effective tax rate of 24.4%, which excluded the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million.
Net Income. As a result of the foregoing, we had net income of $2.3 million in the first quarter of 2019 compared to $4.2 million in the first quarter of 2018.
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
Operating Activities. Net cash provided by operating activities in the first three months of 2019 and 2018 was $7.7 million and $8.9 million, respectively. The decrease in net cash provided by operating activities in the three months ended March 31, 2019 was primarily driven by the decrease in net income and the timing of payments.
Investing Activities. Net cash used in investing activities in the first three months of 2019 and 2018 was $9.8 million and $13.2 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (dollars in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended March 31, 2019:
New restaurant development	$2,723	$1,116	$—	$3,839
Restaurant remodeling	171	—	—	171
Other restaurant capital expenditures(1)	3,260	1,755	—	5,015
Corporate and restaurant information systems	991	1,166	355	2,512
Total capital expenditures	$7,145	$4,037	$355	$11,537
Number of new restaurant openings	—	2		2
Three Months Ended April 1, 2018:
New restaurant development	$3,171	$1,594	$—	$4,765
Restaurant remodeling	150	183	—	333
Other restaurant capital expenditures(1)	3,289	2,606	—	5,895
Corporate and restaurant information systems	1,563	2,528	84	4,175
Total capital expenditures	$8,173	$6,911	$84	$15,168
Number of new restaurant openings	—	—		—
(1) Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 31, 2019 and April 1, 2018, total restaurant repair and maintenance expenses were approximately $5.5 million and $5.3 million, respectively.
Cash used in investing activities in the first three months of 2019 and 2018 included net proceeds from the sale of one restaurant property in each period of $1.8 million.
Total capital expenditures in 2019 are expected to be $45.0 million to $55.0 million including $11.0 million to $14.0 million for the development of new restaurants.
Financing Activities. Net cash provided by financing activities in the first three months of 2019 was $1.8 million and included net revolving credit borrowings under our senior credit facility of $4.0 million offset by $2.2 million in payments to repurchase our common stock. Net cash provided by financing activities in the first three months of 2018 included net revolving credit borrowings under our senior credit facility of $5.0 million partially offset by $0.3 million in payments to purchase treasury stock.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150.0 million (including up to $15.0 million available for letters of credit) and matures on November 30, 2022. The senior credit facility also provides for potential incremental increases of up to $50.0 million to the revolving credit borrowings available under the senior credit facility. On March 31, 2019, there were $82.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):

1)	the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 1.00% as of March 31, 2019), or

2)	the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.00% as of March 31, 2019).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on our Adjusted Leverage Ratio, (with a rate of 0.30% as of March 31, 2019) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
All obligations under the senior credit facility are guaranteed by all of our material domestic subsidiaries. In general, our obligations under our senior credit facility and our subsidiaries' obligations under the guarantees are secured by a first priority lien and security interest on substantially all of our assets and the assets of our material subsidiaries (including a pledge of all of the capital stock and equity interests of our material subsidiaries), other than certain specified assets, including real property owned by us or our subsidiaries.

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
As of March 31, 2019, we were in compliance with the covenants under our senior credit facility. After reserving $3.7 million for letters of credit issued under the senior credit facility, $64.3 million was available for borrowing under the senior credit facility at March 31, 2019.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements. Prior to the adoption of ASC 842, off-balance sheet arrangements consisted of our operating leases, which are primarily for our restaurant properties, and are now included in other current liabilities and operating lease liabilities on the condensed consolidated balance sheet as of March 31. 2019.
There have been no significant changes outside the ordinary course of business to our contractual obligations since December 30, 2018. Information regarding our contractual obligations is included under "Contractual Obligations" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended December 30, 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the three months ended March 31, 2019 other than the lease accounting policy included below.
Lease Accounting. As discussed in Note 5 to our condensed consolidated financial statements, we adopted ASU 2016-02: Leases (ASC 842), the new lease accounting standard, as of as of December 31, 2018 using the modified retrospective method, with certain optional practical expedients including the transition practical expedient package, which among other things does not require reassessment of lease classification. Judgments made by management for our lease obligations include the determination of our incremental borrowing rate, the determination of stand alone selling prices used to allocate the consideration in the contract, and the length of the lease term, which includes the determination of renewal options that are reasonably assured. The lease term can affect the classification of a lease as finance or operating for accounting purposes, the amount of the lease liability and corresponding right-of-use lease asset recognized, the term over which related leasehold improvements for each restaurant are amortized and any rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

We use our estimated incremental borrowing rate in determining the present value of lease payments for purposes of determining lease classification and recording lease liabilities and lease assets on our consolidated balance sheet. Our incremental borrowing rate is determined based on a synthetic credit rating, determined using a valuation model, adjusted to reflect a secured credit rating and a developed spread curve applied to a risk-free rate yield curve. Changes in the determination of our incremental borrowing rate could also have an impact on the depreciation and interest expense recognized for finance leases.
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
The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. See Note 7 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Management believes that Consolidated Adjusted EBITDA and Restaurant-level Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of net income to Consolidated Adjusted EBITDA and Restaurant-level Adjusted EBITDA (i) provide useful information about our operating performance and period-over-period changes, (ii) provide additional information that is useful for evaluating the operating performance of our business and (iii) permit investors to gain an understanding of the factors and trends affecting our ongoing earnings, from which capital investments are made and debt is serviced. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. Also these measures may not be comparable to similarly titled captions of other companies.
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

•
although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and such financial information does not reflect the cash required to fund such replacements; and

•
such financial information does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges and gains (such as impairment and other lease charges, closed restaurant rent expense, net of sublease income, other income and expense and stock-based compensation expense) have recurred and may recur.

A reconciliation from consolidated net income to Consolidated Adjusted EBITDA follows (in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018

Net income	$2,289	$4,184
Provision for income taxes	946	1,625
Income before taxes	3,235	5,809
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	9,548	8,999
Impairment and other lease charges	(338)	(662)
Interest expense	1,234	1,069
Closed restaurant rent expense, net of sublease income	1,424	—
Other expense (income), net	702	366
Stock-based compensation expense in restaurant wages	27	17
Total non-general and administrative expense adjustments	12,597	9,789
General and administrative expense adjustments:
Stock-based compensation expense	765	872
Restructuring costs and retention bonuses(1)	615	488
Total general and administrative expense adjustments	1,380	1,360
Consolidated Adjusted EBITDA	$17,212	$16,958
(1) Restructuring costs and retention bonuses for the three months ended March 31, 2019 include severance related to eliminated positions. Restructuring costs and retention bonuses for the three months ended April 1, 2018 include severance related to the Strategic Renewal Plan and reduction in force and bonuses paid to certain employees for retention purposes.
A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Taco Cabana
March 31, 2019:
Adjusted EBITDA	$14,317	$2,895
Restaurant-level adjustments:
Add: Pre-opening costs	86	315
Add: Other general and administrative expense(1)	7,221	6,470
Less: Franchise royalty revenue and fees	455	216
Restaurant-level Adjusted EBITDA	$21,169	$9,464

April 1, 2018:
Adjusted EBITDA	$14,447	$2,511
Restaurant-level adjustments:
Add: Pre-opening costs	224	157
Add: Other general and administrative expense(1)	7,377	6,182
Less: Franchise royalty revenue and fees	464	187
Restaurant-level Adjusted EBITDA	$21,584	$8,663
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 30, 2018 with respect to our market risk sensitive instruments.
ITEM 4. CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting. In connection with the adoption of ASU 2016-02: Leases (ASC 842) as of December 31, 2018, we modified certain processes and internal controls related to our leases. No other change occurred in our internal control over financial reporting during the first quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are a party to various litigation matters incidental to the conduct of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors
Part 1—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

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
The following table sets forth information with respect to repurchases of our common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2018 to February 3, 2019	—	$—	—	1,387,642
February 4, 2019 to March 3, 2019	—	—	—	1,387,642
March 4, 2019 to March 31, 2019	158,269	13.88	158,269	1,229,373
Total	158,269	$13.88	158,269
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

FIESTA RESTAURANT GROUP, INC.

Date: May 6, 2019	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: May 6, 2019	/S/ CHERI L. KINDER
(Signature)
Cheri L. Kinder Interim Chief Financial Officer and Treasurer, Vice President, Corporate Controller and Chief Accounting Officer