Form 10-Q
period 2019-06-30
Fiesta Restaurant Group, Inc.
filed 2019-08-07
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35373
__________________________________________________________
FIESTA RESTAURANT GROUP, INC.
(Exact name of Registrant as specified in its charter)
__________________________________________________________

DE		90-0712224
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
14800 Landmark Boulevard, Suite 500		75254
Dallas	TX	(Zip Code)
(Address of principal executive office)
Registrant's telephone number, including area code: (972) 702-9300
__________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	FRGI	NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of August 2, 2019, Fiesta Restaurant Group, Inc. had 27,477,476 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2019	December 30, 2018
ASSETS
Current assets:
Cash	$5,646	$5,258
Accounts receivable	10,070	8,505
Inventories	2,997	2,842
Prepaid rent	117	3,375
Income tax receivable	508	17,857
Prepaid expenses and other current assets	12,199	6,562
Total current assets	31,537	44,399
Property and equipment, net	225,030	231,328
Operating lease right-of-use assets	261,395	—
Goodwill	76,999	123,484
Deferred income taxes	6,131	10,383
Other assets	8,617	9,065
Total assets	$609,709	$418,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$157	$108
Accounts payable	15,818	16,410
Accrued payroll, related taxes and benefits	10,012	10,086
Accrued real estate taxes	5,085	5,871
Other current liabilities	29,361	14,086
Total current liabilities	60,433	46,561
Long-term debt, net of current portion	62,793	79,636
Deferred income—sale-leaseback of real estate	—	19,899
Operating lease liabilities	265,816	—
Other non-current liabilities	8,430	32,504
Total liabilities	397,472	178,600
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 27,485,603 and 27,259,212 shares issued, respectively, and 26,826,552 and 26,858,988 shares outstanding, respectively	271	270
Additional paid-in capital	171,815	170,290
Retained earnings	45,119	72,268
Treasury stock, at cost; 270,627 and 112,358 shares, respectively	(4,968)	(2,769)
Total stockholders' equity	212,237	240,059
Total liabilities and stockholders' equity	$609,709	$418,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND JULY 1, 2018
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenues:
Restaurant sales	$170,713	$176,152	$335,894	$344,985
Franchise royalty revenues and fees	668	675	1,339	1,326
Total revenues	171,381	176,827	337,233	346,311
Costs and expenses:
Cost of sales	53,758	56,689	104,268	110,254
Restaurant wages and related expenses (including stock-based compensation expense of $16, $33, $43, and $50, respectively)	45,766	47,677	90,802	94,160
Restaurant rent expense	11,898	8,840	23,643	17,732
Other restaurant operating expenses	22,513	24,654	44,276	48,104
Advertising expense	5,883	5,361	11,404	11,574
General and administrative (including stock-based compensation expense of $719, $984, $1,484 and $1,856, respectively)	13,496	12,820	28,567	27,739
Depreciation and amortization	9,807	9,170	19,355	18,169
Pre-opening costs	385	877	786	1,258
Impairment and other lease charges	1,751	784	1,413	122
Goodwill impairment	46,485	—	46,485	—
Closed restaurant rent expense, net of sublease income	1,335	—	2,759	—
Other expense (income), net	154	(3,545)	856	(3,179)
Total operating expenses	213,231	163,327	374,614	325,933
Income (loss) from operations	(41,850)	13,500	(37,381)	20,378
Interest expense	967	986	2,201	2,055
Income (loss) before income taxes	(42,817)	12,514	(39,582)	18,323
Provision for income taxes	623	3,021	1,569	4,646
Net income (loss)	$(43,440)	$9,493	$(41,151)	$13,677
Earnings (loss) per common share:
Basic	$(1.62)	$0.35	$(1.53)	$0.50
Diluted	(1.62)	0.35	(1.53)	0.50
Weighted average common shares outstanding:
Basic	26,807,068	26,916,295	26,825,286	26,895,302
Diluted	26,807,068	26,919,914	26,825,286	26,901,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND JULY 1, 2018
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	26,847,458	$268	$166,823	$64,425	$—	$231,516
Stock-based compensation	—	—	889	—	—	889
Vesting of restricted shares	76,578	1	(1)	—	—	—
Cumulative effect of adopting a new accounting standard	—	—	—	57	—	57
Purchase of treasury stock	(18,406)	—	—	—	(349)	(349)
Net income	—	—	—	4,184	—	4,184
Balance at April 1, 2018	26,905,630	$269	$167,711	$68,666	$(349)	$236,297
Stock-based compensation	—	—	1,017	—	—	1,017
Vesting of restricted shares	38,348	1	(1)	—	—	—
Purchase of treasury stock	(24,499)	—	—	—	(603)	(603)
Net income	—	—	—	9,493	—	9,493
Balance at July 1, 2018	26,919,479	$270	$168,727	$78,159	$(952)	$246,204

Balance at December 30, 2018	26,858,988	$270	$170,290	$72,268	$(2,769)	$240,059
Stock-based compensation	—	—	792	—	—	792
Vesting of restricted shares	68,286	—	(1)	—	—	(1)
Cumulative effect of adopting a new accounting standard (Note 1)	—	—	—	14,002	—	14,002
Purchase of treasury stock	(158,269)	—	—	—	(2,199)	(2,199)
Net income	—	—	—	2,289	—	2,289
Balance at March 31, 2019	26,769,005	$270	$171,081	$88,559	$(4,968)	$254,942
Stock-based compensation	—	—	735	—	—	735
Vesting of restricted shares	57,547	1	(1)	—	—	—
Net loss	—	—	—	(43,440)	—	(43,440)
Balance at June 30, 2019	26,826,552	$271	$171,815	$45,119	$(4,968)	$212,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019 AND JULY 1, 2018
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
Operating activities:
Net income (loss)	$(41,151)	$13,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment	8	(930)
Stock-based compensation	1,527	1,906
Impairment and other lease charges	1,413	122
Goodwill impairment	46,485	—
Depreciation and amortization	19,355	18,169
Amortization of deferred financing costs	135	135
Amortization of deferred gains from sale-leaseback transactions	—	(1,799)
Deferred income taxes	—	2,141
Changes in other operating assets and liabilities	11,771	(7,088)
Net cash provided by operating activities	39,543	26,333
Investing activities:
Capital expenditures:
New restaurant development	(7,835)	(12,051)
Restaurant remodeling	(268)	(299)
Other restaurant capital expenditures	(9,936)	(10,026)
Corporate and restaurant information systems	(3,632)	(4,912)
Total capital expenditures	(21,671)	(27,288)
Proceeds from disposals of properties	1,774	4,676
Proceeds from insurance recoveries	—	531
Net cash used in investing activities	(19,897)	(22,081)
Financing activities:
Borrowings on revolving credit facility	11,000	15,000
Repayments on revolving credit facility	(28,000)	(17,000)
Principal payments on finance/capital leases	(59)	(51)
Financing costs associated with issuance of debt	—	(150)
Payments to purchase treasury stock	(2,199)	(952)
Net cash used in financing activities	(19,258)	(3,153)
Net change in cash	388	1,099
Cash, beginning of period	5,258	3,599
Cash, end of period	$5,646	$4,698
Supplemental disclosures:
Interest paid on long-term debt	$2,729	$1,515
Accruals for capital expenditures	6,073	6,437
Income tax payments (refunds), net	(15,779)	(4,150)
Finance/capital lease obligations incurred	304	322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively "Pollo Tropical"), and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the "Company." At June 30, 2019, the Company owned and operated 140 Pollo Tropical® restaurants and 165 Taco Cabana® restaurants. All of the Pollo Tropical restaurants are located in Florida and all of the Taco Cabana restaurants are located in Texas. At June 30, 2019, the Company franchised a total of 31 Pollo Tropical restaurants and eight Taco Cabana restaurants. The franchised Pollo Tropical restaurants included 17 in Puerto Rico, four in Panama, two in Guyana, one in the Bahamas, six on college campuses and one at a hospital in Florida. The franchised Taco Cabana restaurants included six in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2018 contained 52 weeks. The three and six months ended June 30, 2019 and July 1, 2018 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending December 29, 2019 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 and July 1, 2018 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2019 and July 1, 2018 are not necessarily indicative of the results to be expected for the full year.
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company early adopted this new accounting standard and performed its interim impairment test in accordance with ASU 2017-04. The Company recognized a $46.5 million impairment of its Taco Cabana reporting unit goodwill, which represents the excess of the reporting unit's carrying value over its fair value, in the second quarter of 2019. See Note 4—Goodwill.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $61.0 million at June 30, 2019, and $78.0 million at December 30, 2018. The carrying value of the Company's senior credit facility was $61.0 million at June 30, 2019 and $78.0 million at December 30, 2018.

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
Leases. The Company assesses whether an agreement contains a lease at inception. Operating leases are included within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the consolidated balance sheets. Finance leases are included within property and equipment, net, current portion of long-term debt, and long-term debt, net of current portion in the consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made in advance and is reduced by lease incentives received. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. Lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company assumes options are reasonably certain to be exercised when such options are required to achieve a minimum 20-year lease term for new restaurant properties, and subsequent to the adoption of ASC 842, when it incurs significant leasehold improvement costs near the end of a lease term. The Company uses judgment and available data to allocate consideration in a contract when it leases land and a building. The Company also uses judgment in determining its incremental borrowing rate, which includes selecting a

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

yield curve based on a synthetic credit rating determined using a valuation model. Lease expense for lease payments is recognized on a straight-line basis over the lease term unless the related ROU asset has been adjusted for an impairment charge. The Company has real estate lease agreements with lease and non-lease components, which are accounted for as a single lease component. See Note 6—Leases.
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
2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	June 30, 2019	December 30, 2018
Prepaid contract expenses	$4,531	$4,232
Assets held for sale(1)	4,336	—
Other	3,332	2,330
	$12,199	$6,562

(1) One closed Pollo Tropical restaurant and two Taco Cabana restaurant properties owned by the Company were classified as held for sale as of June 30, 2019.
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
A summary of impairment of long-lived assets and other lease charges (recoveries) recorded by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Pollo Tropical	$52	$685	$(327)	$144
Taco Cabana	1,699	99	1,740	(22)
	$1,751	$784	$1,413	$122

Impairment and other lease charges for the three and six months ended June 30, 2019 for Pollo Tropical include impairment charges of $0.1 million and $0.4 million, respectively, related primarily to additional impairment of equipment from previously impaired restaurants and a lease charge recoveries benefit related to previously closed restaurant lease terminations of $(0.7) million for the six months ended June 30, 2019. Impairment and other lease charges for the three and six months ended June 30, 2019 for Taco Cabana include impairment charges of $1.7 million related primarily to impairment of assets for three underperforming Taco Cabana restaurants for which continued sales declines resulted in a decrease in the estimated future cash flows and equipment from previously impaired restaurants.
Impairment and other lease charges for the three and six months ended July 1, 2018 primarily include lease charges, net of recoveries, of $0.5 million related to certain previously closed restaurants due to adjustments to estimates of future lease costs and

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

impairment charges of $0.3 million related to previously closed restaurants as well as one underperforming Taco Cabana restaurant with a short remaining lease term. Impairment and other lease charges for the six months ended July 1, 2018 also include a net benefit of $(0.7) million in lease charge recoveries due primarily to a lease termination, a lease assignment, sublease and other adjustments to estimates of future lease costs in the first quarter of 2018.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Company also utilized discounted future cash flows to determine the fair value of assets for certain leased restaurants. The Level 3 assets measured at fair value associated with impairment charges recorded during the six months ended June 30, 2019 totaled $0.7 million.
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
In performing its goodwill impairment test as of December 30, 2018, the Company compared the net book values of its reporting units to their estimated fair values, the latter determined by employing an income-based discounted cash flow analysis approach and a market-based approach, which was corroborated with other value indicators where available, such as comparable company earnings multiples.
As of June 30, 2019, the Company determined that a triggering event had occurred due to a sustained decrease in the market price of the Company's common stock. In response to the triggering event, the Company performed a quantitative impairment test for both the Pollo Tropical and Taco Cabana reporting units. Fair value for each reporting unit was determined using a combination of the income-based approach and two market-based approaches. Based on the impairment test analysis, the fair value of the Pollo Tropical reporting unit substantially exceeded its carrying amount, while the carrying amount for the Taco Cabana reporting unit exceeded its estimated fair value, which indicated an impairment of the Taco Cabana reporting unit. Lower than expected profitability and a lower profitability and growth outlook for the Taco Cabana reporting unit reduced its income-based and market-based approach fair value.

The Company early adopted ASU 2017-04, which eliminates Step 2 from the goodwill impairment test, and requires recognition of an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, limited to the carrying value of the reporting unit's goodwill. The Company recorded an impairment charge on the goodwill of its Taco Cabana segment of $46.5 million during the three months ended June 30, 2019, which is not deductible for income tax purposes.
A summary of changes in goodwill during the six months ended June 30, 2019 is as follows:

	Pollo Tropical	Taco Cabana	Total
Balance, December 30, 2018	$56,307	$67,177	$123,484
Impairment charges(1)	—	(46,485)	(46,485)
Balance, June 30, 2019	$56,307	$20,692	$76,999
(1) Accumulated impairment losses at June 30, 2019 were $46.5 million. There were no accumulated impairment losses at December 30, 2018.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

5. Other Liabilities
Other current liabilities consist of the following:

	June 30, 2019	December 30, 2018
Accrued workers' compensation and general liability claims	$4,546	$4,886
Sales and property taxes	1,735	1,958
Accrued occupancy costs	1,616	4,554
Operating lease liabilities	19,355	—
Other	2,109	2,688
	$29,361	$14,086

Other non-current liabilities consist of the following:

	June 30, 2019	December 30, 2018
Accrued occupancy costs	$78	$21,534
Deferred compensation	920	867
Accrued workers' compensation and general liability claims	6,807	6,808
Other	625	3,295
	$8,430	$32,504

At December 30, 2018, accrued occupancy costs included obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term. As a result of adopting ASC 842 on December 31, 2018, at June 30, 2019, accrued occupancy costs primarily consisted of obligations pertaining to closed restaurant locations.
The following table presents the activity in the closed-restaurant reserve, of which $0.1 million and $4.4 million are included in non-current accrued occupancy costs at June 30, 2019 and December 30, 2018, respectively, with the remainder in current accrued occupancy costs.

	Six Months Ended June 30, 2019	Year Ended December 30, 2018
Balance, beginning of period	$8,819	$12,994
Provisions for restaurant closures	—	2,228
Additional lease charges (recoveries), net	(781)	(152)
Payments, net	(801)	(6,778)
Other adjustments(1)	(5,708)	527
Balance, end of period	$1,529	$8,819

(1) As a result of adopting ASC 842 on December 31, 2018, the portion of the closed restaurant reserve related to operating lease rental payments was reclassified and included as a component of the related ROU assets during the six months ended June 30, 2019. The portion of the closed restaurant reserve related to variable ancillary lease costs was not reclassified and was not included as a reduction to ROU assets.
6. Leases
The Company utilizes land and buildings in its operations under various operating and finance lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for 20 years and, in many cases, provide for renewal options and in most cases rent escalations. As of June 30, 2019, the Company's leases have remaining lease terms of 0.3 years to 22.3 years. Some of the Company's leases include options to extend the lease for up to 40 years. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities. Variable lease payments included in rent expense consist of such contingent rent, certain rent payments based on changes in an index and certain occupancy related costs, such as variable common area maintenance expense and property taxes. The Company is not subject to residual value guarantees under any of the lease agreements. Many of the Company's real estate leases contain usage restrictions, but do not contain financial covenants and restrictions.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Lease expense consisted of the following:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$11,346	$22,701

Finance lease costs:
Amortization of right-of-use assets	$42	$77
Interest on lease liabilities	55	110
Total finance lease costs	$97	$187

Variable lease costs	$3,104	6,090
Sublease income	(881)	(1,629)
Total lease costs	$13,666	$27,349

Supplemental balance sheet information related to leases is as follows:

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$261,395

Other current liabilities	$19,355
Operating lease liabilities	265,816
Total operating lease liabilities	$285,171

Finance Leases
Property and equipment, gross	$2,677
Accumulated amortization	(1,197)
Property and equipment, net	$1,480

Current portion of long-term debt	$157
Long-term debt, net of current portion	1,793
Total finance lease liabilities	$1,950

Weighted Average Remaining Lease Term (in Years)
Operating leases	12.3
Finance leases	8.7

Weighted Average Discount Rate
Operating leases	7.70%
Finance leases	13.05%

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Supplemental cash flow information related to leases is as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$21,820
Operating cash flows for finance leases	110
Financing cash flows for finance leases	59

Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	8,009
Finance lease ROU assets	304

Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	2,547
Operating lease liabilities	3,196

Operating lease right-of-use assets obtained and liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	267,743
Operating lease liabilities	291,373

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Remaining 2019	$18,411	$176
2020	43,609	410
2021	40,169	424
2022	38,752	424
2023	35,372	390
2024	31,813	350
Thereafter	249,969	1,278
Total lease payments	458,095	3,452
Less amount representing interest	(172,924)	(1,502)
Total discounted lease liabilities	285,171	1,950
Less current portion	(19,355)	(157)
Long-term portion of leases liabilities	$265,816	$1,793

As of June 30, 2019, the Company had five additional operating leases for restaurant properties. These operating leases will commence in fiscal year 2020 with each lease having an initial lease term of 15 years.

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

(1)
Minimum operating lease payments include contractual rent payments for closed restaurants for which the Company is still obligated under the lease agreements and have not been reduced by minimum sublease rent of $41.4 million due in the future under non-cancelable subleases. See Note 5—Other Liabilities.

The Company subleases land and buildings related to closed restaurant locations and a closed office location under various operating sublease agreements. Initial sublease terms are generally for the period of time remaining on the head lease term and, in some cases, subleases provide for renewal options and in most cases rent escalations. As of June 30, 2019, the Company's subleases have remaining sublease terms of 2.8 years to 19.9 years. Some of the Company's subleases include options to extend the lease for up to 25 years. Variable lease payments included in sublease income consist of certain occupancy related costs, such as variable common area maintenance expense and property taxes where the Company makes the real estate payment and is reimbursed by the lessee. The sublease agreements do not include residual value guarantees. Consistent with the Company's real estate leases, many of the subleases contain usage restrictions, but do not contain financial covenants and restrictions.
The undiscounted cash flows to be received under operating subleases were as follows:

Operating Leases
Remaining 2019	$1,779
2020	3,994
2021	4,152
2022	4,077
2023	4,065
2024	4,119
Thereafter	37,268
Total	$59,454

7. Stockholders' Equity
Purchase of Treasury Stock
On February 26, 2018, the Company announced that its board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 158,269 shares of its common stock under the program in open market transactions during the six months ended June 30, 2019 for $2.2 million. The repurchased shares are held as treasury stock at cost.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Stock-Based Compensation
During the six months ended June 30, 2019, the Company granted certain employees, non-employee directors and a consultant a total of 267,002 non-vested restricted shares under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). The shares granted to employees generally vest and become non-forfeitable over a four-year vesting period. The shares granted to non-employee directors and the consultant vest and become non-forfeitable over a one- and four-year vesting period, respectively. The weighted average fair value at grant date for non-vested shares issued during the six months ended June 30, 2019 was $13.32 per share.
During the six months ended June 30, 2019, the Company granted a certain executive a total of 15,348 restricted stock units under the Fiesta Plan, which vest in two tranches over a two-year vesting period. The restricted stock units granted to the executive are subject to continued service and attainment of specified share prices of the Company's common stock for a specified period of time within each vesting period. Each tranche vests by the end of a one-year period if the specified target stock price condition for that year is met. If the specified target stock price condition for the first tranche is not met for the year, the cumulative unearned restricted stock units will be rolled over to the subsequent tranche. For the restricted stock units granted in the six months ended June 30, 2019, the number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 15,348 shares, if the service and market performance conditions are met in the last vesting period. The weighted average fair value at grant date for the restricted stock units granted in the six months ended June 30, 2019 was $1.76 per share.
Stock-based compensation expense for the three and six months ended June 30, 2019 was $0.7 million and $1.5 million, respectively, and for the three and six months ended July 1, 2018 was $1.0 million and $1.9 million, respectively. At June 30, 2019, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $5.7 million. At June 30, 2019, the remaining weighted average vesting period for non-vested restricted shares was 2.9 years and restricted stock units was 1.2 years.
A summary of all non-vested restricted shares and restricted stock units activity for the six months ended June 30, 2019 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	287,866	$20.70	231,112	$12.44
Granted	267,002	13.32	15,348	1.76
Vested and released	(122,549)	20.51	(3,124)	62.05
Forfeited	(43,780)	18.66	(94,833)	12.95
Outstanding at June 30, 2019	388,539	$15.85	148,503	$9.96

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
Each segment's accounting policies are described in the summary of significant accounting policies in Note 1 to the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company's restaurants as set forth in the reconciliation table below.
The "Other" column includes corporate-related items not allocated to reportable segments and consists primarily of corporate-owned property and equipment, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts and a current income tax receivable.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
June 30, 2019:
Restaurant sales	$92,620	$78,093	$—	$170,713
Franchise revenue	438	230	—	668
Cost of sales	29,318	24,440	—	53,758
Restaurant wages and related expenses(1)	21,290	24,476	—	45,766
Restaurant rent expense	5,495	6,403	—	11,898
Other restaurant operating expenses	11,900	10,613	—	22,513
Advertising expense	3,189	2,694	—	5,883
General and administrative expense(2)	7,700	5,796	—	13,496
Adjusted EBITDA	14,646	4,120	—	18,766
Depreciation and amortization	5,376	4,431	—	9,807
Capital expenditures	4,648	5,930	(444)	10,134
July 1, 2018:
Restaurant sales	$95,377	$80,775	$—	$176,152
Franchise revenue	459	216	—	675
Cost of sales	31,482	25,207	—	56,689
Restaurant wages and related expenses(1)	21,549	26,128	—	47,677
Restaurant rent expense	4,335	4,505	—	8,840
Other restaurant operating expenses	12,634	12,020	—	24,654
Advertising expense	3,130	2,231	—	5,361
General and administrative expense(2)	6,923	5,897	—	12,820
Adjusted EBITDA	15,529	4,648	—	20,177
Depreciation and amortization	5,363	3,807	—	9,170
Capital expenditures	4,862	7,000	258	12,120

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Six Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
June 30, 2019:
Restaurant sales	$183,646	$152,248	$—	$335,894
Franchise revenue	893	446	—	1,339
Cost of sales	57,616	46,652	—	104,268
Restaurant wages and related expenses(1)	42,443	48,359	—	90,802
Restaurant rent expense	10,916	12,727	—	23,643
Other restaurant operating expenses	23,858	20,418	—	44,276
Advertising expense	6,221	5,183	—	11,404
General and administrative expense(2)	16,047	12,520	—	28,567
Adjusted EBITDA	28,963	7,015	—	35,978
Depreciation and amortization	10,589	8,766	—	19,355
Capital expenditures	11,793	9,967	(89)	21,671
July 1, 2018:
Restaurant sales	$189,855	$155,130	$—	$344,985
Franchise revenue	923	403	—	1,326
Cost of sales	62,497	47,757	—	110,254
Restaurant wages and related expenses(1)	43,705	50,455	—	94,160
Restaurant rent expense	8,632	9,100	—	17,732
Other restaurant operating expenses	24,749	23,355	—	48,104
Advertising expense	6,446	5,128	—	11,574
General and administrative expense(2)	14,965	12,774	—	27,739
Adjusted EBITDA	29,976	7,159	—	37,135
Depreciation and amortization	10,679	7,490	—	18,169
Capital expenditures	13,035	13,911	342	27,288
Identifiable Assets:
June 30, 2019	$351,472	$237,135	$21,102	$609,709
December 30, 2018	207,435	174,681	36,543	418,659

(1) Includes stock-based compensation expense of $16 and $43 for the three and six months ended June 30, 2019, respectively, and $33 and $50 for the three and six months ended July 1, 2018, respectively.
(2) Includes stock-based compensation expense of $719 and $1,484 for the three and six months ended June 30, 2019, respectively, and $984 and $1,856 for the three and six months ended July 1, 2018, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net income to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
June 30, 2019:
Net loss				$(43,440)
Provision for income taxes				623
Income (loss) before taxes	$6,918	$(49,735)	$—	$(42,817)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,376	4,431	—	9,807
Impairment and other lease charges	52	1,699	—	1,751
Goodwill impairment	—	46,485	—	46,485
Interest expense	480	487	—	967
Closed restaurant rent expense, net of sublease income	1,039	296	—	1,335
Other expense (income), net	148	6	—	154
Stock-based compensation expense in restaurant wages	4	12	—	16
Total non-general and administrative expense adjustments	7,099	53,416	—	60,515
General and administrative expense adjustments:
Stock-based compensation expense	351	368	—	719
Restructuring costs and retention bonuses	278	71	—	349
Total general and administrative expense adjustments	629	439	—	1,068
Adjusted EBITDA	$14,646	$4,120	$—	$18,766

July 1, 2018:
Net income				$9,493
Provision for income taxes				3,021
Income before taxes	$10,797	$1,717	$—	$12,514
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,363	3,807	—	9,170
Impairment and other lease charges	685	99	—	784
Interest expense	491	495	—	986
Other expense (income), net	(1,894)	(1,651)	—	(3,545)
Stock-based compensation expense in restaurant wages	14	19	—	33
Total non-general and administrative expense adjustments	4,659	2,769	—	7,428
General and administrative expense adjustments:
Stock-based compensation expense	584	400	—	984
Board and shareholder matter costs	(328)	(269)	—	(597)
Restructuring costs and retention bonuses	(16)	31	—	15
Legal settlements and related costs	(167)	—	—	(167)
Total general and administrative expense adjustments	73	162	—	235
Adjusted EBITDA	$15,529	$4,648	$—	$20,177

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Six Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
June 30, 2019:
Net loss				$(41,151)
Provision for income taxes				1,569
Income (loss) before taxes	$12,874	$(52,456)	$—	$(39,582)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	10,589	8,766	—	19,355
Impairment and other lease charges	(327)	1,740	—	1,413
Goodwill impairment	—	46,485	—	46,485
Interest expense	1,136	1,065	—	2,201
Closed restaurant rent expense, net of sublease income	2,183	576	—	2,759
Other expense (income), net	744	112	—	856
Stock-based compensation expense in restaurant wages	9	34	—	43
Total non-general and administrative expense adjustments	14,334	58,778	—	73,112
General and administrative expense adjustments:
Stock-based compensation expense	928	556	—	1,484
Restructuring costs and retention bonuses	827	137	—	964
Total general and administrative expense adjustments	1,755	693	—	2,448
Adjusted EBITDA	$28,963	$7,015	$—	$35,978

July 1, 2018:
Net income				$13,677
Provision for income taxes				4,646
Income (loss) before taxes	$18,925	$(602)	$—	$18,323
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	10,679	7,490	—	18,169
Impairment and other lease charges	144	(22)	—	122
Interest expense	1,019	1,036	—	2,055
Other expense (income), net	(1,548)	(1,631)	—	(3,179)
Stock-based compensation expense in restaurant wages	19	31	—	50
Total non-general and administrative expense adjustments	10,313	6,904	—	17,217
General and administrative expense adjustments:
Stock-based compensation expense	1,051	805	—	1,856
Board and shareholder matter costs	(328)	(269)	—	(597)
Restructuring costs and retention bonuses	182	321	—	503
Legal settlements and related costs	(167)	—	—	(167)
Total general and administrative expense adjustments	738	857	—	1,595
Adjusted EBITDA	$29,976	$7,159	$—	$37,135

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

9. Earnings (Loss) Per Share
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
For the three and six months ended June 30, 2019, all shares of outstanding restricted stock units were excluded from the computation of diluted EPS because including such restricted stock units would have been antidilutive as a result of the net loss in the three and six months ended June 30, 2019. Weighted average outstanding restricted stock units totaling 611 and 836 shares were excluded from the computation of diluted EPS for the three and six months ended July 1, 2018 because including such restricted stock units would have been antidilutive.
The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Basic and diluted EPS:
Net income (loss)	$(43,440)	$9,493	$(41,151)	$13,677
Less: income allocated to participating securities	—	113	—	148
Net income (loss) available to common shareholders	$(43,440)	$9,380	$(41,151)	$13,529
Weighted average common shares—basic	26,807,068	26,916,295	26,825,286	26,895,302
Restricted stock units	—	3,619	—	6,527
Weighted average common shares—diluted	26,807,068	26,919,914	26,825,286	26,901,829

Earnings (loss) per common share—basic	$(1.62)	$0.35	$(1.53)	$0.50
Earnings (loss) per common share—diluted	(1.62)	0.35	(1.53)	0.50

10. Commitments and Contingencies
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
The maximum potential liability for future rental payments that the Company could be required to make under these leases at June 30, 2019 was $3.4 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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

11. Recent Accounting Pronouncements
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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2018 contained 52 weeks. The three and six months ended June 30, 2019 and July 1, 2018 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending December 29, 2019 will contain 52 weeks.
Company Overview

We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which recently celebrated 30th and 40th anniversaries, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared tropical inspired menu items, while our Taco Cabana restaurants specialize in Mexican inspired food made fresh by hand. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of June 30, 2019, we owned and operated 140 Pollo Tropical restaurants and 165 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of June 30, 2019, we had 24 franchised Pollo Tropical restaurants located in Puerto Rico, the Bahamas, Panama and Guyana, and six licensed locations on college campuses and one at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of June 30, 2019, we had six franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Recent Events Affecting our Results of Operations
New Lease Accounting Standard
On December 31, 2018, we adopted Financial Accounting Standard Board ("FASB") Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new lease accounting standard, ASC 842, had a significant impact on our results of operations because we had $18.6 million in sale leaseback gains that we no longer receive a benefit to rent expense from and we have a significant number of closed restaurants for which we had previous closed restaurant rent reserves and would not have recognized current period expense under the previous accounting standard.
As a result of adopting this standard, substantially all previously deferred gains on sale-leaseback transactions were recognized as an adjustment to retained earnings and we will no longer receive the benefit to rent expense from amortizing these gains resulting in higher rent expense being recognized each period over the life of the respective leases. Additionally, prior to the adoption of ASC 842, we recorded closed restaurant reserves representing future minimum lease payments and ancillary costs from the date of the restaurant closure to the end of the remaining lease term net of estimated sublease recoveries when a restaurant closed, recorded expense related to accretion of the reserve each period, and recorded subsequent changes in the assumptions related to the sublease income to expense in the period in which the assumption changed. The subsequent closed restaurant rent payments were recorded as a reduction to the closed restaurant reserves, with no rent related expense being recorded in the period. As a result of adopting ASC 842, accrued rent included in these closed restaurant reserves was recorded as a reduction to operating lease right-of-use assets, and rent expense (the straight-line amortization of the right-of-use assets and accretion of the lease liability) related to closed restaurants is now included within closed restaurant rent expense, net of sublease income in the condensed consolidated statement of operations each period. The comparative period information has not been restated and continues to be reported under the accounting standard in effect for that period.
For the three and six months ended June 30, 2019, the adoption of ASC 842 had the following impact:

•	Reduced both Adjusted EBITDA and Restaurant-level Adjusted EBITDA (a non-GAAP financial measure) for Pollo Tropical by $0.4 million and $0.7 million, respectively; and

•	Reduced both Adjusted EBITDA and Restaurant-level Adjusted EBITDA (a non-GAAP financial measure) for Taco Cabana by $0.5 million and $0.9 million, respectively.

•	Resulted in the recognition of additional rent related expense for closed restaurant locations of approximately $0.2 million and $1.0 million for Pollo Tropical, respectively.

•	Resulted in the recognition of additional rent related expense for closed restaurant locations of approximately $0.2 million and $0.4 million for Taco Cabana, respectively.
We recognized closed restaurant rent expense, net of sublease income, for the three and six months ended June 30, 2019 of approximately $1.0 million and $2.2 million, respectively, for Pollo Tropical and approximately $0.3 million and $0.6 million, respectively, for Taco Cabana. However, we did not recognize lease charges for subsequent changes in assumptions related to the timing of future sublease income.
Taco Cabana Goodwill Impairment
As of June 30, 2019, the sustained decrease in the market price of Fiesta's common stock was determined to be a triggering event requiring an interim impairment test of goodwill. Based on this interim impairment test, we recorded a non-cash impairment charge to write down the value of goodwill for the Taco Cabana reporting unit in the amount of $46.5 million, which is not tax deductible.
Executive Summary—Consolidated Operating Performance for the Three Months Ended June 30, 2019
Our second quarter 2019 results and highlights include the following:

•
We recognized a net loss of $(43.4) million, or $(1.62) per diluted share, in the second quarter of 2019 compared to net income of $9.5 million, or $0.35 per diluted share in the second quarter of 2018, due primarily to a $46.5 million goodwill impairment charge for the Taco Cabana reporting unit, the adoption of ASC 842 discussed above and higher restaurant impairment charges, depreciation and amortization, general and administrative expenses and advertising expense, partially offset by lower cost of sales and restaurant wages and related expenses as a percentage of restaurant sales in the second quarter of 2019. In addition, declines in comparable restaurant sales at both brands contributed to the decrease in net income in the second quarter of 2019. Net income in the second quarter of 2018 included the benefit of $2.8 million in insurance recoveries related to Hurricanes Harvey and Irma (the "Hurricanes"), total gains of $1.1 million on the sales of two restaurant properties and fee reductions and final insurance recoveries totaling $0.6 million related to 2017 shareholder activism costs.

•
Total revenues decreased 3.1% in the second quarter of 2019 to $171.4 million compared to $176.8 million in the second quarter of 2018, driven by a decrease in comparable restaurant sales at both brands, and the net impact of opening new restaurants and closing 14 underperforming Pollo Tropical restaurants and 11 underperforming Taco Cabana restaurants in 2018. Comparable restaurant sales decreased 1.3% for our Pollo Tropical restaurants resulting from a decrease in comparable restaurant transactions of 1.8% partially offset by an increase in average check of 0.5%. Comparable restaurant sales decreased 3.0% for our Taco Cabana restaurants resulting from a decrease in comparable restaurant transactions of 6.1% partially offset by an increase in average check of 3.1%.

•
Consolidated Adjusted EBITDA decreased $1.4 million (which includes the negative impact of a $0.8 million increase in rent expense as a result of adopting ASC 842) in the second quarter of 2019 to $18.8 million compared to $20.2 million in the second quarter of 2018, driven primarily by lower restaurant sales, higher rent expense as a result of adopting ASC 842 and higher advertising expense, partially offset by improved restaurant operating margins related to lower cost of sales and restaurant wages as a percent of sales. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

•	During the second quarter of 2019, we opened one Pollo Tropical restaurant in Florida and one Taco Cabana restaurant in Texas.

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total
December 30, 2018	139	30	169	162	8	170
New	—	1	1	2	—	2
Closed	—	—	—	—	—	—
March 31, 2019	139	31	170	164	8	172
New	1	—	1	1	—	1
Closed	—	—	—	—	—	—
June 30, 2019	140	31	171	165	8	173

December 31, 2017	146	31	177	166	7	173
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—
April 1, 2018	146	31	177	166	7	173
New	4	—	4	6	1	7
Closed	—	(1)	(1)	(2)	—	(2)
July 1, 2018	150	30	180	170	8	178
Three Months Ended June 30, 2019 Compared to Three Months Ended July 1, 2018
The following table sets forth, for the three months ended June 30, 2019 and July 1, 2018, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					54.3%	54.1%
Taco Cabana					45.7%	45.9%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	31.7%	33.0%	31.3%	31.2%	31.5%	32.2%
Restaurant wages and related expenses	23.0%	22.6%	31.3%	32.3%	26.8%	27.1%
Restaurant rent expense	5.9%	4.5%	8.2%	5.6%	7.0%	5.0%
Other restaurant operating expenses	12.8%	13.2%	13.6%	14.9%	13.2%	14.0%
Advertising expense	3.4%	3.3%	3.4%	2.8%	3.4%	3.0%
Pre-opening costs	0.2%	0.4%	0.3%	0.7%	0.2%	0.5%
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
Total revenues decreased 3.1% to $171.4 million in the second quarter of 2019 from $176.8 million in the second quarter of 2018. Restaurant sales decreased 3.1% to $170.7 million in the second quarter of 2019 from $176.2 million in the second quarter of 2018.

The following table presents the primary drivers of the decreases in restaurant sales for both Pollo Tropical and Taco Cabana for the second quarter of 2019 compared to the second quarter of 2018 (in millions).

Pollo Tropical:
Decrease in comparable restaurant sales	$(1.1)
Decrease in sales related to closed restaurants, net of new restaurants	(1.7)
Total decrease	$(2.8)

Taco Cabana:
Decrease in comparable restaurant sales	$(2.3)
Decrease in sales related to closed restaurants, net of new restaurants	(0.4)
Total decrease	$(2.7)
Restaurants are included in comparable restaurant sales after they have been open for 18 months.
Comparable restaurant sales decreased 1.3% and 3.0% for Pollo Tropical and Taco Cabana restaurants, respectively, in the second quarter of 2019. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. The increase in average check is primarily driven by menu price increases.
For Pollo Tropical, a decrease in comparable restaurant transactions of 1.8% was partially offset by an increase in average check of 0.5% in the second quarter of 2019 compared to the second quarter of 2018. The increase in average check was driven primarily by menu price increases of 1.5%. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 1.2%.
For Taco Cabana, a decrease in comparable restaurant transactions of 6.1% was partially offset by an increase in average check of 3.1% in the second quarter of 2019 compared to the second quarter of 2018. The increase in average check was driven primarily by menu price increases of 2.8% and the introduction of higher priced shareables earlier in 2019.
Franchise revenues remained flat in the second quarter of 2019 compared to the second quarter of 2018.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the second quarter of 2019 compared to the second quarter of 2018. All percentages are stated as a percentage of applicable segment restaurant sales:

Pollo Tropical:
Cost of sales:
Lower commodity costs	(1.7)%
Menu price increases	(0.5)%
Higher promotions and discounts	0.5%
Operating inefficiency	0.2%
Other	0.2%
Net decrease in cost of sales as a percentage of restaurant sales	(1.3)%

Restaurant wages and related expenses:
Higher labor costs for comparable restaurants(1)	0.8%
Lower labor costs due to restaurant closures, net of new restaurants	(0.5)%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.4%

Other operating expenses:
Real estate tax classification(2)	(0.9)%
Lower repair and maintenance	(0.5)%
Contracted cleaning services	0.6%
Higher delivery fees	0.3%
Other	0.1%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.4)%

Advertising expense:
Timing of advertising	0.1%
Net increase in advertising expense as a percentage of restaurant sales	0.1%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.2)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.2)%
(1) Includes the impact of higher wage rates and overtime due to labor shortages.
(2) Due to the adoption of ASC 842, real estate taxes are included in rent expense in 2019 and in other operating expenses in 2018.

Taco Cabana:
Cost of sales:
Menu offering improvement and higher commodity costs	1.1%
Higher promotions and discounts	0.4%
Menu price increases	(0.9)%
Operating efficiency	(0.5)%
Net increase in cost of sales as a percentage of restaurant sales	0.1%

Restaurant wages and related expenses:
Lower incentive bonus	(0.6)%
Lower labor costs(1)	(0.5)%
Higher medical benefit costs	0.2%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(1.0)%

Other operating expenses:
Real estate tax classification(2)	(1.5)%
Lower utility costs	(0.3)%
Higher delivery fees	0.3%
Higher repair and maintenance costs	0.2%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(1.3)%

Advertising expense:
Timing of advertising	0.6%
Net increase in advertising expense as a percentage of restaurant sales	0.6%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.4)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.4)%
(1) Improved labor scheduling, partially offset by higher wage rates and overtime due to labor shortages.
(2) Due to the adoption of ASC 842, real estate taxes are included in rent expense in 2019 and in other operating expenses in 2018.
Consolidated Restaurant Rent Expense. Beginning December 31, 2018, restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. For periods prior to the adoption of ASC 842 on December 31, 2018, restaurant rent expense included base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 7.0% in the second quarter of 2019 from 5.0% in the second quarter of 2018 due primarily to a $0.8 million increase in rent expense as a result of no longer amortizing gains on sale-leaseback transactions, the inclusion of property taxes and common area maintenance costs related to our leases characterized as operating leases, and the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $13.5 million in the second quarter of 2019 and $12.8 million in the second quarter of 2018, and as a percentage of total revenues, general and administrative expenses increased to 7.9% in the second quarter of 2019 compared to 7.3% in the second quarter of 2018, due primarily to the impact of lower total revenues on higher general and administrative expenses in the second quarter of 2019. General and administrative expenses for the second quarter of 2019 included $0.3 million related to restructuring costs due to eliminated or relocated positions. General and administrative expenses for the second quarter of 2018 included the benefit of fee reductions and final insurance recoveries totaling $0.6 million related to 2017 shareholder activism costs. General and administrative expenses for the second quarter of 2018 also included reductions to final settlement amounts related to a litigation matter of $0.2 million.
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
Adjusted EBITDA for Pollo Tropical decreased to $14.6 million (which includes the negative impact of a $0.4 million increase in rent expense as a result of adopting ASC 842) in the second quarter of 2019 from $15.5 million in the second quarter of 2018 due primarily to the impact of lower restaurant sales, higher rent expense and general and administrative expenses, and higher restaurant wages and related expenses as a percentage of restaurant sales, partially offset by lower cost of sales as a percentage of restaurant sales. Adjusted EBITDA for Taco Cabana decreased to $4.1 million (which includes the negative impact of a $0.5 million increase in rent expense as a result of adopting ASC 842) in the second quarter of 2019 from $4.6 million in the second quarter of 2018 due primarily to the impact of lower restaurant sales and higher advertising and rent expense, partially offset by lower labor as a percentage of restaurant sales. Consolidated Adjusted EBITDA decreased to $18.8 million in the second quarter of 2019 from $20.2 million in the second quarter of 2018.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $21.4 million (which includes the negative impact a $0.4 million increase in rent expense as a result of adopting ASC 842) in the second quarter of 2019 from $22.3 million in the second quarter of 2018 primarily due to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $9.5 million (which includes the negative impact of a $0.5 million increase in rent expense as a result of adopting ASC 842) in the second quarter of 2019 from $10.7 million in the second quarter of 2018 primarily as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense increased to $9.8 million in the second quarter of 2019 from $9.2 million in the second quarter of 2018 due primarily to increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets.
Impairment and Other Lease Charges. Impairment and other lease charges increased to $1.8 million in the second quarter of 2019 from $0.8 million in the second quarter of 2018.
Impairment and other lease charges for the three months ended June 30, 2019 for Pollo Tropical include impairment charges of $0.1 million related primarily to additional impairment of equipment from previously impaired restaurants. Impairment and other lease charges for the three months ended June 30, 2019 for Taco Cabana include impairment charges of $1.7 million related primarily to assets for three underperforming restaurants that we continue to operate and equipment from previously impaired restaurants. Impairment and other lease charges in the second quarter of 2018 primarily include lease charges, net of recoveries, of $0.5 million related to certain previously closed restaurants due to adjustments to estimates of future lease costs and impairment charges of $0.3 million related to previously closed restaurants as well as one underperforming Taco Cabana restaurant with a short remaining lease term.
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
For one Pollo Tropical restaurant and seven Taco Cabana restaurants with combined carrying values (excluding right-of-use lease assets) of $0.4 million and $3.7 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, one Pollo Tropical restaurant with a carrying value (excluding right-of-use lease assets) of $1.9 million and two Taco Cabana restaurants with a combined carrying value of $3.5 million have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Goodwill Impairment. Goodwill impairment was $46.5 million for the second quarter of 2019 and consisted of a non-cash impairment charge to write down the value of goodwill for the Taco Cabana reporting unit.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income for the second quarter of 2019 consisted of closed restaurant rent and ancillary lease costs of $1.8 million and $0.4 million net of sublease income of $0.8 million and $0.1 million for Pollo Tropical and Taco Cabana, respectively. Prior to the adoption of ASC 842, we recorded closed restaurant reserves representing future minimum lease payments and ancillary costs from the date of the restaurant closure to the end of the remaining lease term net of estimated sublease recoveries when a restaurant closed and recorded subsequent changes in the assumptions related to the sublease income to expense in the period in which the assumptions changed. The subsequent rent payments were recorded as a reduction to the closed restaurant reserves, with no rent expense being recorded in the period. See "New Lease Accounting Standard" under "Recent Events Affecting our Results of Operations."
Other Expense (Income), Net. Other expense, net was $0.2 million in the second quarter of 2019 and primarily consisted of $0.2 million in costs for the removal, transfer and storage of equipment from closed restaurants. Other income, net was $3.5 million in the second quarter of 2018 and primarily consisted of $2.8 million in insurance recoveries related to the Hurricanes and total gains of $1.1 million on the sales of two restaurant properties, partially offset by the write-off of site development costs of $0.2 million and costs for the removal, transfer and storage of equipment from closed restaurants of $0.2 million.
Interest Expense. Interest expense remained flat in the second quarter of 2019 compared to the second quarter of 2018.
Provision for Income Taxes. The effective tax rate was (1.5)% and 24.1% for the second quarter of 2019 and 2018, respectively. The provision for income taxes for the second quarter of 2019 was derived using an estimated annual effective tax rate of 24.6%, which excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million and a tax benefit from interest on an income tax refund of $(0.4) million. We did not recognize a tax benefit for the goodwill impairment charge because the related goodwill was not deductible. The provision for income taxes for the second quarter of 2018 was derived using an estimated annual effective tax rate of 24.3%, which excluded the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million.
Net Income (Loss). As a result of the foregoing, we had a net loss of $43.4 million in the second quarter of 2019 compared to net income of $9.5 million in the second quarter of 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended July 1, 2018
The following table sets forth, for the six months ended June 30, 2019 and July 1, 2018, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales:

	Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					54.7%	55.0%
Taco Cabana					45.3%	45.0%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	31.4%	32.9%	30.6%	30.8%	31.0%	32.0%
Restaurant wages and related expenses	23.1%	23.0%	31.8%	32.5%	27.0%	27.3%
Restaurant rent expense	5.9%	4.5%	8.4%	5.9%	7.0%	5.1%
Other restaurant operating expenses	13.0%	13.0%	13.4%	15.1%	13.2%	13.9%
Advertising expense	3.4%	3.4%	3.4%	3.3%	3.4%	3.4%
Pre-opening costs	0.1%	0.3%	0.4%	0.4%	0.2%	0.4%
Total revenues decreased 2.6% to $337.2 million in the six months ended June 30, 2019 from $346.3 million in the six months ended July 1, 2018. Restaurant sales decreased 2.6% to $335.9 million in the six months ended June 30, 2019 from $345.0 million in the six months ended July 1, 2018.
The following table presents the primary drivers of the decreases in restaurant sales for both Pollo Tropical and Taco Cabana for the six months ended June 30, 2019 compared to the six months ended July 1, 2018 (in millions):

Pollo Tropical:
Decrease in comparable restaurant sales	$(3.4)
Decrease in sales related to closed restaurants, net of new restaurants	(2.8)
Total decrease	$(6.2)

Taco Cabana:
Decrease in comparable restaurant sales	$(2.6)
Decrease in sales related to closed restaurants, net of new restaurants	(0.3)
Total decrease	$(2.9)
Comparable restaurant sales for Pollo Tropical restaurants decreased 1.9% in the six months ended June 30, 2019. Comparable restaurant sales for Taco Cabana restaurants decreased 1.8% in the six months ended June 30, 2019.
For Pollo Tropical, a decrease in comparable restaurant transactions of 3.6% was partially offset by an increase in average check of 1.7% in the six months ended June 30, 2019 compared to the six months ended July 1, 2018. The increase in average check was driven primarily by menu price increases of 2.5%. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 1.1% in the six months ended June 30, 2019 compared to the six months ended July 1, 2018.
For Taco Cabana, a decrease in comparable restaurant transactions of 5.2% was partially offset by an increase in average check of 3.4% in the six months ended June 30, 2019 compared to the six months ended July 1, 2018. The increase in average check was driven primarily by menu price increases of 2.9% and the introduction of higher priced shareables in 2019.
Franchise revenues remained flat in the six months ended June 30, 2019 compared to the six months ended July 1, 2018.

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the six months ended June 30, 2019 compared to the six months ended July 1, 2018. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Lower commodity costs	(1.7)%
Menu price increases	(0.8)%
Sales mix	0.4%
Higher promotions and discounts	0.4%
Operating inefficiency	0.2%
Net decrease in cost of sales as a percentage of restaurant sales	(1.5)%

Restaurant wages and related expenses:
Higher labor costs for comparable restaurants(1)	0.5%
Lower labor costs due to restaurant closures, net of new restaurants	(0.4)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.1%

Other operating expenses:
Real estate tax classification(2)	(0.9)%
Contracted cleaning services	0.6%
Higher delivery fees	0.3%
Net change in other restaurant operating expenses as a percentage of restaurant sales	—%

Advertising expense:
Net change in advertising expense as a percentage of restaurant sales	—%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.2)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.2)%
(1) Includes the impact of higher wage rates and overtime due to labor shortages.
(2) Due to the adoption of ASC 842, real estate taxes are included in rent expense in 2019 and in other operating expenses in 2018.

Taco Cabana:
Cost of sales:
Menu price increases	(0.9)%
Operating efficiency	(0.3)%
Menu offering improvement and higher commodity costs	0.8%
Higher promotions and discounts	0.4%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(0.2)%

Restaurant wages and related expenses:
Lower labor costs(1)	(0.3)%
Lower incentive bonus	(0.3)%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.7)%

Other operating expenses:
Real estate tax classification(2)	(1.6)%
Lower utility costs	(0.3)%
Higher delivery fees	0.2%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(1.7)%

Advertising expense:
Increased advertising	0.1%
Net increase in advertising expense as a percentage of restaurant sales	0.1%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%
(1) Improved labor scheduling, partially offset by higher wage rates and overtime due to labor shortages.
(2) Due to the adoption of ASC 842, real estate taxes are included in rent expense in 2019 and in other operating expenses in 2018.
Consolidated Restaurant Rent Expense. Beginning December 31, 2018, restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. For periods prior to the adoption of ASC 842 on December 31, 2018, restaurant rent expense included base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 7.0% in the six months ended June 30, 2019 from 5.1% in the six months ended July 1, 2018 due primarily to a $1.7 million increase in rent expense as a result of no longer amortizing gains on sale-leaseback transactions, the inclusion of property taxes and common area maintenance costs related to our leases characterized as operating leases, and the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses were $28.6 million in the six months ended June 30, 2019 and $27.7 million in the six months ended July 1, 2018 and, as a percentage of total revenues, general and administrative expenses increased to 8.5% in the six months ended June 30, 2019 compared to 8.0% in the six months ended July 1, 2018 due primarily to the impact of lower total revenues on higher general and administrative expenses in the six months ended June 30, 2019. General and administrative expense for the six months ended June 30, 2019 included $1.0 million related to restructuring costs due to eliminated or relocated positions. General and administrative expenses in the six months ended July 1, 2018 included the benefit of fee reductions and final insurance recoveries totaling $0.6 million related to 2017 shareholder activism costs and reductions to final settlement amounts related to a litigation matter of $0.2 million, partially offset by $0.5 million in Strategic Renewal Plan restructuring costs and retention bonuses.
Adjusted EBITDA. Adjusted EBITDA for Pollo Tropical decreased to $29.0 million (which includes the negative impact of a $0.7 million increase in rent expense as a result of adopting ASC 842) in the six months ended June 30, 2019 from $30.0 million in the six months ended July 1, 2018 due primarily to the impact of lower restaurant sales and higher rent expense and other operating expenses, partially offset by lower cost of sales as a percentage of restaurant sales. Adjusted EBITDA for Taco Cabana decreased to $7.0 million (which includes the negative impact of a $0.9 million increase in rent expense as a result of adopting ASC 842) in the six months ended June 30, 2019 from $7.2 million in the six months ended July 1, 2018 due primarily to the impact of lower restaurant sales and higher rent expense, partially offset by lower labor as a percentage of restaurant sales. Consolidated Adjusted EBITDA decreased to $36.0 million in the six months ended June 30, 2019 from $37.1 million in the six months ended July 1, 2018.
Restaurant-level Adjusted EBITDA. Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $42.6 million (which includes the negative impact of a $0.7 million increase in rent expense as a result of adopting ASC 842) in the six months ended June 30, 2019 from $43.8 million in the six months ended July 1, 2018 due primarily to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $18.9 million (which includes the negative impact of a $0.9 million increase in rent expense as a result of adopting ASC 842) in the six months ended June 30, 2019 from $19.4 million in the six months ended July 1, 2018 as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense increased to $19.4 million in the six months ended June 30, 2019 from $18.2 million in the six months ended July 1, 2018 due primarily to increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets.
Impairment and Other Lease Charges. Impairment and other lease charges increased to $1.4 million in the six months ended June 30, 2019 from $0.1 million in the six months ended July 1, 2018.
Impairment and other lease charges for the six months ended June 30, 2019 for Pollo Tropical include impairment charges of $0.4 million related primarily to additional impairment of equipment from previously impaired restaurants and a lease charge recoveries benefit related to previously closed restaurant lease terminations of $(0.7) million. Impairment and other lease charges for the six months ended June 30, 2019 for Taco Cabana include impairment charges of $1.7 million related primarily to impairment of assets for three underperforming restaurants that we continue to operate and equipment from previously impaired restaurants.
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
Goodwill Impairment. Goodwill impairment was $46.5 million for the six months ended June 30, 2019 and consisted of a non-cash impairment charge to write down the value of goodwill for the Taco Cabana reporting unit.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income for the six months ended June 30, 2019 consisted of closed restaurant rent and ancillary lease costs of $3.6 million and $0.8 million net of sublease income of $1.4 million and $0.2 million for Pollo Tropical and Taco Cabana, respectively. Prior to the adoption of ASC 842, we recorded closed restaurant reserves representing future minimum lease payments and ancillary costs from the date of the restaurant closure to the end of the remaining lease term net of estimated sublease recoveries when a restaurant closed and recorded subsequent changes in the assumptions related to the sublease income to expense in the period in which the assumptions changed. The subsequent rent payments were recorded as a reduction to the closed restaurant reserves, with no rent expense being recorded in the period. See "New Lease Accounting Standard" under "Recent Events Affecting our Results of Operations."
Other Expense (Income), Net. Other expense, net was $0.9 million in the six months ended June 30, 2019 and primarily consisted of $0.6 million in costs for the removal, transfer and storage of equipment from closed restaurants. Other income, net of $3.2 million in the six months ended July 1, 2018 primarily consisted of $2.8 million in insurance recoveries related to the Hurricanes and total gains of $1.2 million on the sales of three restaurant properties, partially offset by the write-off of site development costs of $0.3 million and costs for the removal, transfer and storage of equipment from closed restaurants of $0.5 million.
Interest Expense. Interest expense increased to $2.2 million in the six months ended June 30, 2019 from $2.1 million in the six months ended July 1, 2018 due to higher interest rates and a higher borrowing level under our senior credit facility through May 2019.
Provision for Income Taxes. The effective tax rate was (4.0)% for the six months ended June 30, 2019 and 25.4% for the six months ended July 1, 2018. The provision for income taxes for the six months ended June 30, 2019 was derived using an estimated annual effective tax rate of 24.6%, which excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million and a tax benefit from interest on an income tax refund of $(0.4) million. We did not recognize a tax benefit for the goodwill impairment charge because the related goodwill was not deductible. The provision for income taxes for the six months ended July 1, 2018 was derived using an estimated effective annual income tax rate of 24.3%, which excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million.
Net Income (Loss). As a result of the foregoing, we had a net loss of $41.2 million in the six months ended June 30, 2019 compared to net income of $13.7 million in the six months ended July 1, 2018.
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
Operating Activities. Net cash provided by operating activities in the first six months of 2019 and 2018 was $39.5 million and $26.3 million, respectively. The increase in net cash provided by operating activities in the six months ended June 30, 2019 was primarily driven by the receipt of a tax refund, partially offset by a decrease in net income and the timing of payments.
Investing Activities. Net cash used in investing activities in the first six months of 2019 and 2018 was $19.9 million and $22.1 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (dollars in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Six Months Ended June 30, 2019:
New restaurant development	$4,546	$3,289	$—	$7,835
Restaurant remodeling	268	—	—	268
Other restaurant capital expenditures(1)	5,444	4,492	—	9,936
Corporate and restaurant information systems	1,535	2,186	(89)	3,632
Total capital expenditures	$11,793	$9,967	$(89)	$21,671
Number of new restaurant openings	1	3		4
Six Months Ended July 1, 2018:
New restaurant development	$6,378	$5,673	$—	$12,051
Restaurant remodeling	105	194	—	299
Other restaurant capital expenditures(1)	4,726	5,300	—	10,026
Corporate and restaurant information systems	1,826	2,744	342	4,912
Total capital expenditures	$13,035	$13,911	$342	$27,288
Number of new restaurant openings	4	6		10
(1) Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 30, 2019 and July 1, 2018, total restaurant repair and maintenance expenses were approximately $10.8 million and $11.0 million, respectively.
Cash used in investing activities in the first six months of 2019 included net proceeds from the sale of one restaurant property of $1.8 million. Cash used in investing activities in the first six months of 2018 included net proceeds from the sales of three restaurant properties of $4.7 million. In addition, in the first six months of 2018, we received property damage insurance proceeds totaling $0.5 million related to a closed Taco Cabana restaurant that suffered flood damages due to Hurricane Harvey and a Taco Cabana restaurant that was temporarily closed due to a fire.

Total capital expenditures in 2019 are expected to be $45.0 million to $55.0 million including $12.0 million to $15.0 million for the development of new restaurants.
Financing Activities. Net cash used in financing activities in the first six months of 2019 was $19.3 million and included net revolving credit borrowing repayments under our senior credit facility of $17.0 million combined with $2.2 million in payments to repurchase our common stock. Net cash used in financing activities in the first six months of 2018 included net revolving credit borrowing repayments under our senior credit facility of $2.0 million combined with $1.0 million in payments to repurchase our common stock.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150.0 million (including up to $15.0 million available for letters of credit) and matures on November 30, 2022. The senior credit facility also provides for potential incremental increases of up to $50.0 million to the revolving credit borrowings available under the senior credit facility. On June 30, 2019, there were $61.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):

1)	the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 1.00% as of June 30, 2019), or

2)	the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.00% as of June 30, 2019).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on our Adjusted Leverage Ratio, (with a rate of 0.30% as of June 30, 2019) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of June 30, 2019, we were in compliance with the covenants under our senior credit facility. After reserving $3.7 million for letters of credit issued under the senior credit facility, $85.3 million was available for borrowing under the senior credit facility at June 30, 2019.
Share Repurchase Plan Modification
On August 7, 2019, we announced that our board of directors has approved an increase to our share repurchase program of an additional 0.5 million shares of common stock from the previously announced 1.5 million shares of our common stock. As of August 7, 2019, we have purchased a total of 270,627 shares of common stock and, following this increase, 1,729,373 shares of common stock remain available for purchase.

Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements. Prior to the adoption of ASC 842, off-balance sheet arrangements consisted of our operating leases, which are primarily for our restaurant properties, and are now included in other current liabilities and operating lease liabilities on the condensed consolidated balance sheet as of June 30. 2019.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended December 30, 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the six months ended June 30, 2019 other than the lease accounting and evaluation of goodwill policies included below.
Lease Accounting. As discussed in Note 6 to our unaudited condensed consolidated financial statements, we adopted ASU 2016-02: Leases (ASC 842), the new lease accounting standard, as of as of December 31, 2018 using the modified retrospective method, with certain optional practical expedients including the transition practical expedient package, which among other things does not require reassessment of lease classification. Judgments made by management for our lease obligations include the determination of our incremental borrowing rate, the determination of stand alone selling prices used to allocate the consideration in the contract, and the length of the lease term, which includes the determination of renewal options that are reasonably assured. The lease term can affect the classification of a lease as finance or operating for accounting purposes, the amount of the lease liability and corresponding right-of-use lease asset recognized, the term over which related leasehold improvements for each restaurant are amortized and any rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
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
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment annually or more frequently when events and circumstances indicate that the carrying amount may be impaired. We have elected to conduct our annual impairment review of goodwill assets as of the last day of our fiscal year. As of June 30, 2019, we determined that a triggering even had occurred due to a sustained decrease in the market price of our common stock and performed an interim impairment test. As discussed in Note 1 to our unaudited condensed consolidated financial statements, we adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment in the second quarter of 2019, which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. We early adopted this new accounting standard and performed our interim impairment test in accordance with ASU 2017-04. Our interim impairment test at June 30, 2019 indicated there was impairment as of that date.

In reviewing goodwill for impairment, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis based on management's best estimates of future cash flows and one or two market-based approaches. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results, anticipated growth rates, the weighted average cost of capital used to discount projected cash flows, and market multiples. For our Pollo Tropical reporting unit, the fair value exceeded the carrying value of the reporting unit by a substantial amount. For our Taco Cabana reporting unit, a lower profitability and growth outlook reduced the income-based and market-based approach fair value. As a result, the carrying value exceeded the fair value of the reporting unit, and we recognized a $46.5 million impairment of our Taco Cabana reporting unit goodwill in the second quarter of 2019. See Note 4 to our unaudited condensed consolidated financial statements.
The estimates and assumptions used to determine fair value may differ from actual future events and if these estimates or related projections change in the future, we may be required to record material impairment charges for these goodwill assets. It is possible that additional goodwill impairment charges may be recognized in future periods for our Taco Cabana reporting unit due to changes in the expected performance of the reporting unit if we do not achieve our forecasted future cash flows, changes in factors or circumstances such as a deterioration in the fast-casual restaurant industry, the macroeconomic environment or the equity markets.
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
The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. See Note 8 to our unaudited condensed consolidated financial statements.
We also use Restaurant-level Adjusted EBITDA as a supplemental measure to evaluate the performance and profitability of our restaurants in the aggregate, which is defined as Adjusted EBITDA for the applicable segment excluding franchise royalty revenues and fees, pre-opening costs and general and administrative expenses (including corporate-level general and administrative expenses). Restaurant-level Adjusted EBITDA is also a non-GAAP financial measure.
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

A reconciliation from consolidated net income to Consolidated Adjusted EBITDA follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Net income (loss)	$(43,440)	$9,493	$(41,151)	$13,677
Provision for income taxes	623	3,021	1,569	4,646
Income (loss) before taxes	(42,817)	12,514	(39,582)	18,323
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	9,807	9,170	19,355	18,169
Impairment and other lease charges	1,751	784	1,413	122
Goodwill impairment	46,485	—	46,485	—
Interest expense	967	986	2,201	2,055
Closed restaurant rent expense, net of sublease income	1,335	—	2,759	—
Other expense (income), net	154	(3,545)	856	(3,179)
Stock-based compensation expense in restaurant wages	16	33	43	50
Total non-general and administrative expense adjustments	60,515	7,428	73,112	17,217
General and administrative expense adjustments:
Stock-based compensation expense	719	984	1,484	1,856
Board and shareholder matter costs(1)	—	(597)	—	(597)
Restructuring costs and retention bonuses(2)	349	15	964	503
Legal settlements and related costs(3)	—	(167)	—	(167)
Total general and administrative expense adjustments	1,068	235	2,448	1,595
Consolidated Adjusted EBITDA	$18,766	$20,177	$35,978	$37,135
(1) Board and shareholder matter costs for the three and six months ended July 1, 2018 included fee reductions and final insurance recoveries related to 2017 shareholder activism costs.
(2) Restructuring costs and retention bonuses for the three and six months ended June 30, 2019 include severance related to eliminated positions. Restructuring costs and retention bonuses for the three and six months ended July 1, 2018 include severance related to the Strategic Renewal Plan and reduction in force and bonuses paid to certain employees for retention purposes.
(3) Legal settlements and related costs for the three and six months ended July 1, 2018 included reductions to final settlement amounts and benefits related to litigation matters.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Taco Cabana
June 30, 2019:
Adjusted EBITDA	$14,646	$4,120
Restaurant-level adjustments:
Add: Pre-opening costs	153	232
Add: Other general and administrative expense(1)	7,071	5,357
Less: Franchise royalty revenue and fees	438	230
Restaurant-level Adjusted EBITDA	$21,432	$9,479

July 1, 2018:
Adjusted EBITDA	$15,529	$4,648
Restaurant-level adjustments:
Add: Pre-opening costs	341	536
Add: Other general and administrative expense(1)	6,850	5,734
Less: Franchise royalty revenue and fees	459	216
Restaurant-level Adjusted EBITDA	$22,261	$10,702

Six Months Ended	Pollo Tropical	Taco Cabana
June 30, 2019:
Adjusted EBITDA	$28,963	$7,015
Restaurant-level adjustments:
Add: Pre-opening costs	239	547
Add: Other general and administrative expense(1)	14,292	11,827
Less: Franchise royalty revenue and fees	893	446
Restaurant-level Adjusted EBITDA	$42,601	$18,943

July 1, 2018:
Adjusted EBITDA	$29,976	$7,159
Restaurant-level adjustments:
Add: Pre-opening costs	565	693
Add: Other general and administrative expense(1)	14,227	11,916
Less: Franchise royalty revenue and fees	923	403
Restaurant-level Adjusted EBITDA	$43,845	$19,365
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the second quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 26, 2018, we announced that our board of directors approved a share repurchase program for up to 1.5 million shares of our common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, general market and economic conditions, and other corporate considerations. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by our board of directors. As of June 30, 2019, there was a remaining balance of approximately 1.2 million shares authorized for repurchase that had not been utilized. We did not repurchase any shares during the three months ended June 30, 2019.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: August 7, 2019	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: August 7, 2019	/S/ CHERI KINDER
(Signature)
Cheri Kinder Interim Chief Financial Officer and Treasurer, Vice President, Corporate Controller and Chief Accounting Officer