Form 10-Q
period 2019-09-29
Fiesta Restaurant Group, Inc.
filed 2019-11-05
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of October 30, 2019, Fiesta Restaurant Group, Inc. had 27,476,451 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 29, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash	$3,509	$5,258
Accounts receivable	9,066	8,505
Inventories	3,222	2,842
Prepaid rent	119	3,375
Income tax receivable	1,502	17,857
Prepaid expenses and other current assets	12,378	6,562
Total current assets	29,796	44,399
Property and equipment, net	221,122	231,328
Operating lease right-of-use assets	254,449	—
Goodwill	56,307	123,484
Deferred income taxes	8,243	10,383
Other assets	7,685	9,065
Total assets	$577,602	$418,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$204	$108
Accounts payable	11,094	16,410
Accrued payroll, related taxes and benefits	9,686	10,086
Accrued real estate taxes	7,424	5,871
Other current liabilities	29,842	14,086
Total current liabilities	58,250	46,561
Long-term debt, net of current portion	70,887	79,636
Deferred income—sale-leaseback of real estate	—	19,899
Operating lease liabilities	258,891	—
Other non-current liabilities	8,066	32,504
Total liabilities	396,094	178,600
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 27,480,487 and 27,259,212 shares issued, respectively, and 25,926,561 and 26,858,988 shares outstanding, respectively	271	270
Additional paid-in capital	172,426	170,290
Retained earnings	22,937	72,268
Treasury stock, at cost; 1,176,895 and 112,358 shares, respectively	(14,126)	(2,769)
Total stockholders' equity	181,508	240,059
Total liabilities and stockholders' equity	$577,602	$418,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2019 AND SEPTEMBER 30, 2018
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenues:
Restaurant sales	$163,589	$173,966	$499,483	$518,951
Franchise royalty revenues and fees	659	682	1,998	2,008
Total revenues	164,248	174,648	501,481	520,959
Costs and expenses:
Cost of sales	52,056	56,021	156,324	166,275
Restaurant wages and related expenses (including stock-based compensation expense of $102, $6, $145, and $56, respectively)	44,459	47,943	135,261	142,103
Restaurant rent expense	11,970	9,129	35,613	26,861
Other restaurant operating expenses	24,153	27,294	68,429	75,398
Advertising expense	6,385	6,472	17,789	18,046
General and administrative (including stock-based compensation expense of $509, $732, $1,993 and $2,588, respectively)	13,820	13,284	42,387	41,023
Depreciation and amortization	10,165	9,739	29,520	27,908
Pre-opening costs	77	223	863	1,481
Impairment and other lease charges	3,254	6,417	4,667	6,539
Goodwill impairment	21,424	—	67,909	—
Closed restaurant rent expense, net of sublease income	726	—	3,485	—
Other expense (income), net	64	47	920	(3,132)
Total operating expenses	188,553	176,569	563,167	502,502
Income (loss) from operations	(24,305)	(1,921)	(61,686)	18,457
Interest expense	823	924	3,024	2,979
Income (loss) before income taxes	(25,128)	(2,845)	(64,710)	15,478
Benefit from income taxes	(2,946)	(4,892)	(1,377)	(246)
Net income (loss)	$(22,182)	$2,047	$(63,333)	$15,724
Earnings (loss) per common share:
Basic	$(0.84)	$0.08	$(2.37)	$0.58
Diluted	(0.84)	0.08	(2.37)	0.58
Weighted average common shares outstanding:
Basic	26,548,116	26,954,285	26,734,822	26,900,716
Diluted	26,548,116	26,958,874	26,734,822	26,905,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2019 AND SEPTEMBER 30, 2018
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	26,847,458	$268	$166,823	$64,425	$—	$231,516
Stock-based compensation	—	—	889	—	—	889
Vesting of restricted shares	76,578	1	(1)	—	—	—
Cumulative effect of adopting a new accounting standard	—	—	—	57	—	57
Purchase of treasury stock	(18,406)	—	—	—	(349)	(349)
Net income	—	—	—	4,184	—	4,184
Balance at April 1, 2018	26,905,630	$269	$167,711	$68,666	$(349)	$236,297
Stock-based compensation	—	—	1,017	—	—	1,017
Vesting of restricted shares	38,348	1	(1)	—	—	—
Purchase of treasury stock	(24,499)	—	—	—	(603)	(603)
Net income	—	—	—	9,493	—	9,493
Balance at July 1, 2018	26,919,479	$270	$168,727	$78,159	$(952)	$246,204
Stock-based compensation	—	—	738	—	—	738
Vesting of restricted shares	613	—	—	—	—	—
Purchase of treasury stock	(54,453)	—	—	—	(1,532)	(1,532)
Net income	—	—	—	2,047	—	2,047
Balance at September 30, 2018	26,865,639	$270	$169,465	$80,206	$(2,484)	$247,457

Balance at December 30, 2018	26,858,988	$270	$170,290	$72,268	$(2,769)	$240,059
Stock-based compensation	—	—	792	—	—	792
Vesting of restricted shares	68,286	—	(1)	—	—	(1)
Cumulative effect of adopting a new accounting standard (Note 1)	—	—	—	14,002	—	14,002
Purchase of treasury stock	(158,269)	—	—	—	(2,199)	(2,199)
Net income	—	—	—	2,289	—	2,289
Balance at March 31, 2019	26,769,005	$270	$171,081	$88,559	$(4,968)	$254,942
Stock-based compensation	—	—	735	—	—	735
Vesting of restricted shares	57,547	1	(1)	—	—	—
Net loss	—	—	—	(43,440)	—	(43,440)
Balance at June 30, 2019	26,826,552	$271	$171,815	$45,119	$(4,968)	$212,237
Stock-based compensation	—	—	611	—	—	611
Vesting of restricted shares	6,277	—	—	—	—	—
Purchase of treasury stock	(906,268)	—	—	—	(9,158)	(9,158)
Net loss	—	—	—	(22,182)	—	(22,182)
Balance at September 29, 2019	25,926,561	$271	$172,426	$22,937	$(14,126)	$181,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 29, 2019 AND SEPTEMBER 30, 2018
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Operating activities:
Net income (loss)	$(63,333)	$15,724
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment	(6)	(1,167)
Stock-based compensation	2,138	2,644
Impairment and other lease charges	4,667	6,539
Goodwill impairment	67,909	—
Depreciation and amortization	29,520	27,908
Amortization of deferred financing costs	203	203
Amortization of deferred gains from sale-leaseback transactions	—	(2,698)
Deferred income taxes	(2,112)	7,856
Changes in other operating assets and liabilities	11,988	(12,721)
Net cash provided by operating activities	50,974	44,288
Investing activities:
Capital expenditures:
New restaurant development	(10,681)	(17,897)
Restaurant remodeling	(368)	(234)
Other restaurant capital expenditures	(15,845)	(15,536)
Corporate and restaurant information systems	(7,179)	(6,256)
Total capital expenditures	(34,073)	(39,923)
Proceeds from disposals of properties	1,774	4,676
Proceeds from insurance recoveries	42	813
Net cash used in investing activities	(32,257)	(34,434)
Financing activities:
Borrowings on revolving credit facility	21,000	18,000
Repayments on revolving credit facility	(30,000)	(23,000)
Principal payments on finance/capital leases	(109)	(76)
Financing costs associated with issuance of debt	—	(150)
Payments to purchase treasury stock	(11,357)	(2,484)
Net cash used in financing activities	(20,466)	(7,710)
Net change in cash	(1,749)	2,144
Cash, beginning of period	5,258	3,599
Cash, end of period	$3,509	$5,743
Supplemental disclosures:
Interest paid on long-term debt	$3,558	$2,505
Accruals for capital expenditures	3,198	5,338
Income tax payments (refunds), net	(15,620)	(3,360)
Finance/capital lease obligations incurred	495	322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively "Pollo Tropical"), and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the "Company." At September 29, 2019, the Company owned and operated 141 Pollo Tropical® restaurants and 165 Taco Cabana® restaurants. All of the Pollo Tropical restaurants are located in Florida and all of the Taco Cabana restaurants are located in Texas. At September 29, 2019, the Company franchised a total of 31 Pollo Tropical restaurants and eight Taco Cabana restaurants. The franchised Pollo Tropical restaurants included 17 in Puerto Rico, four in Panama, two in Guyana, one in the Bahamas, six on college campuses and one at a hospital in Florida. The franchised Taco Cabana restaurants included six in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2018 contained 52 weeks. The three and nine months ended September 29, 2019 and September 30, 2018 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending December 29, 2019 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 29, 2019 and September 30, 2018 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 29, 2019 and September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. In 2019, the Company early adopted this new accounting standard and performed its interim impairment tests in accordance with ASU 2017-04. In the second quarter of 2019, the Company recognized a $46.5 million impairment of its Taco Cabana reporting unit goodwill, which represents the excess of the reporting unit's carrying value over its fair value at June 30, 2019. In the third quarter of 2019, the Company recognized a $21.4 million impairment of its Taco Cabana reporting unit goodwill. In the third quarter of 2019, the excess of the Taco Cabana reporting unit's carrying value over its fair value was greater than the balance of the reporting unit's goodwill, resulting in a full impairment of the Taco Cabana reporting unit's goodwill. See Note 4—Goodwill.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $69.0 million at September 29, 2019, and $78.0 million at December 30, 2018. The carrying value of the Company's senior credit facility was $69.0 million at September 29, 2019 and $78.0 million at December 30, 2018.

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
2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	September 29, 2019	December 30, 2018
Prepaid contract expenses	$4,275	$4,232
Assets held for sale(1)	4,336	—
Other	3,767	2,330
	$12,378	$6,562

(1) One closed Pollo Tropical restaurant and two Taco Cabana restaurant properties owned by the Company were classified as held for sale as of September 29, 2019.
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
A summary of impairment of long-lived assets and other lease charges (recoveries) recorded by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Pollo Tropical	$165	$3,295	$(162)	$3,439
Taco Cabana	3,089	3,122	4,829	3,100
	$3,254	$6,417	$4,667	$6,539

Impairment and other lease charges for the three and nine months ended September 29, 2019 for Pollo Tropical include impairment charges of $0.2 million and $0.6 million, respectively, related primarily to additional impairment of equipment from previously impaired restaurants and a lease charge recoveries benefit related to previously closed restaurant lease terminations of

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

$(0.8) million for the nine months ended September 29, 2019. Impairment and other lease charges for the three and nine months ended September 29, 2019 for Taco Cabana include impairment charges of $3.1 million and $4.9 million, respectively, related primarily to impairment of assets for eight underperforming Taco Cabana restaurants for which continued sales declines resulted in a decrease in the estimated future cash flows and equipment from previously impaired restaurants as well as a lease charge recoveries benefit related to previously closed restaurant lease terminations of $(0.1) million for the nine months ended September 29, 2019.
Impairment and other lease charges for the three and nine months ended September 30, 2018 for Pollo Tropical include impairment charges of $3.4 million and $3.6 million, respectively, related primarily to impairment of three underperforming restaurants for which continued sales declines resulted in a decrease in the estimated future cash flows and a benefit of $(0.1) million in net lease charge recoveries related to certain previously closed restaurants due to adjustments to estimates of future lease costs. Impairment and other lease charges for the three and nine months ended September 30, 2018 for Taco Cabana include impairment charges of $2.4 million and $2.6 million, respectively, related primarily to impairment of five underperforming restaurants for which continued sales declines resulted in a decrease in the estimated future cash flows and other lease charges, net of recoveries, of $0.7 million and $0.5 million, respectively, due primarily to lease charges related to an office relocation in the third quarter of 2018 and other lease charges, net of recoveries, related to certain previously closed restaurants due to adjustments to estimates of future lease costs.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Company also utilized discounted future cash flows to determine the fair value of assets for certain leased restaurants. The Level 3 assets measured at fair value associated with impairment charges recorded during the nine months ended September 29, 2019 totaled $1.5 million.
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
The Company early adopted ASU 2017-04, which eliminates Step 2 from the goodwill impairment test, and requires recognition of an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, limited to the carrying value of the reporting unit's goodwill. In the second quarter of 2019, the Company recorded an impairment charge on the goodwill of its Taco Cabana reporting unit of $46.5 million, which represents the excess of the reporting unit's carrying value over its fair value at June 30, 2019 and which was not deductible for tax purposes.
In addition, in response to a further decrease in the market price of the Company's common stock and lower than expected profitability in the third quarter of 2019, the Company performed a quantitative impairment test for both the Pollo Tropical and Taco Cabana reporting units as of September 29, 2019. Based on the impairment test analysis, which utilized the same approach used in the second quarter of 2019, the fair value of the Pollo Tropical reporting unit continued to substantially exceed its carrying

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

amount, while the carrying amount for the Taco Cabana reporting unit exceeded its estimated fair value. In the third quarter of 2019, the Company recorded an impairment charge on the goodwill of its Taco Cabana reporting unit of $21.4 million, of which $9.1 million was deductible for tax purposes and resulted in an income tax benefit of $2.1 million. The excess of the Taco Cabana reporting unit's carrying value over its fair value was greater than the balance of the reporting unit's goodwill, resulting in a full impairment of the Taco Cabana reporting unit's goodwill.
A summary of changes in goodwill during the nine months ended September 29, 2019 is as follows:

	Pollo Tropical	Taco Cabana	Total
Balance, December 30, 2018	$56,307	$67,177	$123,484
Impairment charges(1)(2)	—	(67,177)	(67,177)
Balance, September 29, 2019	$56,307	$—	$56,307
(1) Accumulated impairment losses at September 29, 2019 were $67.2 million. There were no accumulated impairment losses at December 30, 2018.
(2) Impairment charges during the three and nine months ended September 29, 2019 include $0.7 million previously classified as an intangible asset and included in other assets.
5. Other Liabilities
Other current liabilities consist of the following:

	September 29, 2019	December 30, 2018
Accrued workers' compensation and general liability claims	$4,770	$4,886
Sales and property taxes	2,054	1,958
Accrued occupancy costs	1,189	4,554
Operating lease liabilities	19,647	—
Other	2,182	2,688
	$29,842	$14,086

Other non-current liabilities consist of the following:

	September 29, 2019	December 30, 2018
Accrued occupancy costs	$78	$21,534
Deferred compensation	532	867
Accrued workers' compensation and general liability claims	6,806	6,808
Other	650	3,295
	$8,066	$32,504

At December 30, 2018, accrued occupancy costs included obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term. As a result of adopting ASC 842 on December 31, 2018, at September 29, 2019, accrued occupancy costs primarily consisted of obligations pertaining to closed restaurant locations.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The following table presents the activity in the closed-restaurant reserve, of which $0.1 million and $4.4 million are included in non-current accrued occupancy costs at September 29, 2019 and December 30, 2018, respectively, with the remainder in current accrued occupancy costs.

	Nine Months Ended September 29, 2019	Year Ended December 30, 2018
Balance, beginning of period	$8,819	$12,994
Provisions for restaurant closures	—	2,228
Additional lease charges (recoveries), net	(808)	(152)
Payments, net	(895)	(6,778)
Other adjustments(1)	(5,992)	527
Balance, end of period	$1,124	$8,819

(1) As a result of adopting ASC 842 on December 31, 2018, the portion of the closed restaurant reserve related to operating lease rental payments totaling $5.7 million was reclassified and included as a component of the related ROU assets during the nine months ended September 29, 2019. The portion of the closed restaurant reserve related to variable ancillary lease costs was not reclassified and was not included as a reduction to ROU assets.
6. Leases
The Company utilizes land and buildings in its operations under various operating and finance lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for 20 years and, in many cases, provide for renewal options and in most cases rent escalations. As of September 29, 2019, the Company's leases have remaining lease terms of 0.3 years to 22.1 years. Some of the Company's leases include options to extend the lease for up to 40 years. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities. Variable lease payments included in rent expense consist of such contingent rent, certain rent payments based on changes in an index and certain occupancy related costs, such as variable common area maintenance expense and property taxes. The Company is not subject to residual value guarantees under any of the lease agreements. Many of the Company's real estate leases contain usage restrictions, but its leases do not contain financial covenants and restrictions.
Lease expense consisted of the following:

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Operating lease cost	$11,396	$34,097

Finance lease costs:
Amortization of right-of-use assets	$59	$136
Interest on lease liabilities	58	168
Total finance lease costs	$117	$304

Variable lease costs	$2,766	8,855
Sublease income	(1,135)	(2,764)
Total lease costs	$13,144	$40,492

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Supplemental balance sheet information related to leases is as follows:

September 29, 2019
Operating Leases
Operating lease right-of-use assets	$254,449

Other current liabilities	$19,647
Operating lease liabilities	258,891
Total operating lease liabilities	$278,538

Finance Leases
Property and equipment, gross	$2,874
Accumulated amortization	(1,268)
Property and equipment, net	$1,606

Current portion of long-term debt	$204
Long-term debt, net of current portion	1,887
Total finance lease liabilities	$2,091

Weighted Average Remaining Lease Term (in Years)
Operating leases	12.1
Finance leases	8.1

Weighted Average Discount Rate
Operating leases	7.70%
Finance leases	12.61%

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Supplemental cash flow information related to leases is as follows:

Nine Months Ended
September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$32,833
Operating cash flows for finance leases	168
Financing cash flows for finance leases	109

Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	8,618
Finance lease ROU assets	495

Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	4,058
Operating lease liabilities	4,787

Operating lease right-of-use assets obtained and liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	267,743
Operating lease liabilities	291,373

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Remaining 2019	$7,369	$87
2020	43,570	460
2021	40,062	475
2022	38,637	475
2023	35,269	428
2024	31,820	350
Thereafter	248,237	1,278
Total lease payments	444,964	3,553
Less amount representing interest	(166,426)	(1,462)
Total discounted lease liabilities	278,538	2,091
Less current portion	(19,647)	(204)
Long-term portion of leases liabilities	$258,891	$1,887

As of September 29, 2019, the Company had five additional operating leases for restaurant properties. These operating leases will commence in fiscal year 2020 with each lease having an initial lease term of 15 years.

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

The Company subleases land and buildings related to closed restaurant locations and a closed office location under various operating sublease agreements. Initial sublease terms are generally for the period of time remaining on the head lease term and, in some cases, subleases provide for renewal options and in most cases rent escalations. As of September 29, 2019, the Company's subleases have remaining sublease terms of 2.6 years to 19.7 years. Some of the Company's subleases include options to extend the lease for up to 25 years. Variable lease payments included in sublease income consist of certain occupancy related costs, such as variable common area maintenance expense and property taxes where the Company makes the real estate payment and is reimbursed by the lessee. The sublease agreements do not include residual value guarantees. Consistent with the Company's real estate leases, many of the subleases contain usage restrictions, but its subleases do not contain financial covenants and restrictions.
The undiscounted cash flows to be received under operating subleases were as follows:

Operating Leases
Remaining 2019	$937
2020	4,384
2021	4,551
2022	4,493
2023	4,481
2024	4,535
Thereafter	41,798
Total	$65,179

7. Stockholders' Equity
Purchase of Treasury Stock
On February 26, 2018, the Company announced that its board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock, and on August 7, 2019, it announced that its board of directors approved an increase to its share repurchase program of an additional 500,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 1,064,537 shares of its common stock under the program in open market transactions during the nine months ended September 29, 2019 for $11.3 million. The repurchased shares are held as treasury stock at cost.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Stock-Based Compensation
During the nine months ended September 29, 2019, the Company granted certain employees, non-employee directors and a consultant a total of 287,002 non-vested restricted shares under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). The shares granted to employees generally vest and become non-forfeitable over a four-year vesting period. The shares granted to non-employee directors and the consultant vest and become non-forfeitable over a one- and four-year vesting period, respectively. During the three months ended September 29, 2019, the Company granted a certain executive a total of 20,000 non-vested restricted shares under the Fiesta Plan, which vest in two tranches over a four-year vesting period. The weighted average fair value at grant date for non-vested shares issued during the nine months ended September 29, 2019 was $13.00 per share.
During the nine months ended September 29, 2019, the Company granted a certain executive a total of 15,348 restricted stock units under the Fiesta Plan, which vest in two tranches over a two-year vesting period. The restricted stock units granted to the executive are subject to continued service and attainment of specified share prices of the Company's common stock for a specified period of time within each vesting period. Each tranche vests by the end of a one-year period if the specified target stock price condition for that year is met. If the specified target stock price condition for the first tranche is not met for the year, the cumulative unearned restricted stock units will be rolled over to the subsequent tranche. For the restricted stock units granted in the nine months ended September 29, 2019, the number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 15,348 shares, if the service and market performance conditions are met in the last vesting period. The weighted average fair value at grant date for the restricted stock units granted in the nine months ended September 29, 2019 was $1.76 per share.
Stock-based compensation expense for the three and nine months ended September 29, 2019 was $0.6 million and $2.1 million, respectively, and for the three and nine months ended September 30, 2018 was $0.7 million and $2.6 million, respectively. At September 29, 2019, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $4.8 million. At September 29, 2019, the remaining weighted average vesting period for non-vested restricted shares was 2.7 years and restricted stock units was 0.9 years.
A summary of all non-vested restricted shares and restricted stock units activity for the nine months ended September 29, 2019 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	287,866	$20.70	231,112	$12.44
Granted	287,002	13.00	15,348	1.76
Vested and released	(128,811)	20.34	(3,418)	62.05
Forfeited	(69,190)	17.50	(95,123)	12.97
Outstanding at September 29, 2019	376,867	$15.48	147,919	$9.83

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
The "Other" column includes corporate-related items not allocated to reportable segments and consists primarily of corporate-owned property and equipment, lease assets, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts and a current income tax receivable.

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 29, 2019:
Restaurant sales	$88,309	$75,280	$—	$163,589
Franchise revenue	432	227	—	659
Cost of sales	28,239	23,817	—	52,056
Restaurant wages and related expenses(1)	20,944	23,515	—	44,459
Restaurant rent expense	5,477	6,493	—	11,970
Other restaurant operating expenses	12,807	11,346	—	24,153
Advertising expense	3,130	3,255	—	6,385
General and administrative expense(2)	7,521	6,299	—	13,820
Adjusted EBITDA	10,980	1,174	—	12,154
Depreciation and amortization	5,529	4,636	—	10,165
Capital expenditures	6,402	5,015	985	12,402
September 30, 2018:
Restaurant sales	$93,592	$80,374	$—	$173,966
Franchise revenue	453	229	—	682
Cost of sales	31,219	24,802	—	56,021
Restaurant wages and related expenses(1)	21,947	25,996	—	47,943
Restaurant rent expense	4,392	4,737	—	9,129
Other restaurant operating expenses	13,521	13,773	—	27,294
Advertising expense	3,413	3,059	—	6,472
General and administrative expense(2)	7,291	5,993	—	13,284
Adjusted EBITDA	12,544	2,493	—	15,037
Depreciation and amortization	5,438	4,301	—	9,739
Capital expenditures	4,621	7,489	525	12,635

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Nine Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 29, 2019:
Restaurant sales	$271,955	$227,528	$—	$499,483
Franchise revenue	1,325	673	—	1,998
Cost of sales	85,855	70,469	—	156,324
Restaurant wages and related expenses(1)	63,387	71,874	—	135,261
Restaurant rent expense	16,393	19,220	—	35,613
Other restaurant operating expenses	36,665	31,764	—	68,429
Advertising expense	9,351	8,438	—	17,789
General and administrative expense(2)	23,568	18,819	—	42,387
Adjusted EBITDA	39,943	8,189	—	48,132
Depreciation and amortization	16,118	13,402	—	29,520
Capital expenditures	18,195	14,982	896	34,073
September 30, 2018:
Restaurant sales	$283,447	$235,504	$—	$518,951
Franchise revenue	1,376	632	—	2,008
Cost of sales	93,716	72,559	—	166,275
Restaurant wages and related expenses(1)	65,652	76,451	—	142,103
Restaurant rent expense	13,024	13,837	—	26,861
Other restaurant operating expenses	38,270	37,128	—	75,398
Advertising expense	9,859	8,187	—	18,046
General and administrative expense(2)	22,256	18,767	—	41,023
Adjusted EBITDA	42,520	9,652	—	52,172
Depreciation and amortization	16,117	11,791	—	27,908
Capital expenditures	17,656	21,400	867	39,923
Identifiable Assets:
September 29, 2019	$348,149	$210,238	$19,215	$577,602
December 30, 2018	207,435	174,681	36,543	418,659

(1) Includes stock-based compensation expense of $102 and $145 for the three and nine months ended September 29, 2019, respectively, and $6 and $56 for the three and nine months ended September 30, 2018, respectively.
(2) Includes stock-based compensation expense of $509 and $1,993 for the three and nine months ended September 29, 2019, respectively, and $732 and $2,588 for the three and nine months ended September 30, 2018, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net income to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 29, 2019:
Net loss				$(22,182)
Benefit from income taxes				(2,946)
Income (loss) before taxes	$3,857	$(28,985)	$—	$(25,128)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,529	4,636	—	10,165
Impairment and other lease charges	165	3,089	—	3,254
Goodwill impairment	—	21,424	—	21,424
Interest expense	398	425	—	823
Closed restaurant rent expense, net of sublease income	601	125	—	726
Other expense (income), net	5	59	—	64
Stock-based compensation expense in restaurant wages	39	63	—	102
Total non-general and administrative expense adjustments	6,737	29,821	—	36,558
General and administrative expense adjustments:
Stock-based compensation expense	268	241	—	509
Digital and brand repositioning costs	118	97	—	215
Total general and administrative expense adjustments	386	338	—	724
Adjusted EBITDA	$10,980	$1,174	$—	$12,154

September 30, 2018:
Net income				$2,047
Benefit from income taxes				(4,892)
Income (loss) before taxes	$2,976	$(5,821)	$—	$(2,845)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,438	4,301	—	9,739
Impairment and other lease charges	3,295	3,122	—	6,417
Interest expense	448	476	—	924
Other expense (income), net	(29)	76	—	47
Stock-based compensation expense in restaurant wages	4	2	—	6
Total non-general and administrative expense adjustments	9,156	7,977	—	17,133
General and administrative expense adjustments:
Stock-based compensation expense	407	325	—	732
Restructuring costs and retention bonuses	5	12	—	17
Total general and administrative expense adjustments	412	337	—	749
Adjusted EBITDA	$12,544	$2,493	$—	$15,037

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Nine Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 29, 2019:
Net loss				$(63,333)
Benefit from income taxes				(1,377)
Income (loss) before taxes	$16,731	$(81,441)	$—	$(64,710)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	16,118	13,402	—	29,520
Impairment and other lease charges	(162)	4,829	—	4,667
Goodwill impairment	—	67,909	—	67,909
Interest expense	1,534	1,490	—	3,024
Closed restaurant rent expense, net of sublease income	2,784	701	—	3,485
Other expense (income), net	749	171	—	920
Stock-based compensation expense in restaurant wages	48	97	—	145
Total non-general and administrative expense adjustments	21,071	88,599	—	109,670
General and administrative expense adjustments:
Stock-based compensation expense	1,196	797	—	1,993
Restructuring costs and retention bonuses	827	137	—	964
Digital and brand repositioning costs	118	97	—	215
Total general and administrative expense adjustments	2,141	1,031	—	3,172
Adjusted EBITDA	$39,943	$8,189	$—	$48,132

September 30, 2018:
Net income				$15,724
Benefit from income taxes				(246)
Income (loss) before taxes	$21,901	$(6,423)	$—	$15,478
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	16,117	11,791	—	27,908
Impairment and other lease charges	3,439	3,100	—	6,539
Interest expense	1,467	1,512	—	2,979
Other expense (income), net	(1,577)	(1,555)	—	(3,132)
Stock-based compensation expense in restaurant wages	23	33	—	56
Total non-general and administrative expense adjustments	19,469	14,881	—	34,350
General and administrative expense adjustments:
Stock-based compensation expense	1,458	1,130	—	2,588
Board and shareholder matter costs	(328)	(269)	—	(597)
Restructuring costs and retention bonuses	187	333	—	520
Legal settlements and related costs	(167)	—	—	(167)
Total general and administrative expense adjustments	1,150	1,194	—	2,344
Adjusted EBITDA	$42,520	$9,652	$—	$52,172

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
For the three and nine months ended September 29, 2019, all shares of outstanding restricted stock units were excluded from the computation of diluted EPS because including such restricted stock units would have been antidilutive as a result of the net loss in the three and nine months ended September 29, 2019. Weighted average outstanding restricted stock units totaling 568 and 746 shares were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2018 because including such restricted stock units would have been antidilutive.
The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Basic and diluted EPS:
Net income (loss)	$(22,182)	$2,047	$(63,333)	$15,724
Less: income allocated to participating securities	—	23	—	171
Net income (loss) available to common shareholders	$(22,182)	$2,024	$(63,333)	$15,553
Weighted average common shares—basic	26,548,116	26,954,285	26,734,822	26,900,716
Restricted stock units	—	4,589	—	4,675
Weighted average common shares—diluted	26,548,116	26,958,874	26,734,822	26,905,391

Earnings (loss) per common share—basic	$(0.84)	$0.08	$(2.37)	$0.58
Earnings (loss) per common share—diluted	(0.84)	0.08	(2.37)	0.58

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
The maximum potential liability for future rental payments that the Company could be required to make under these leases at September 29, 2019 was $3.3 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2018 contained 52 weeks. The three and nine months ended September 29, 2019 and September 30, 2018 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending December 29, 2019 will contain 52 weeks.
Company Overview
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which recently celebrated 30th and 40th anniversaries, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared tropical inspired menu items, while our Taco Cabana restaurants specialize in Mexican inspired food made fresh by hand. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of September 29, 2019, we owned and operated 141 Pollo Tropical restaurants and 165 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of September 29, 2019, we had 24 franchised Pollo Tropical restaurants located in Puerto Rico, the Bahamas, Panama and Guyana, and six licensed locations on college campuses and one at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of September 29, 2019, we had six franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
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
For the three and nine months ended September 29, 2019, the adoption of ASC 842 had the following impact:

•	Reduced both Adjusted EBITDA and Restaurant-level Adjusted EBITDA (a non-GAAP financial measure) for Pollo Tropical by $0.4 million and $1.1 million, respectively; and

•	Reduced both Adjusted EBITDA and Restaurant-level Adjusted EBITDA (a non-GAAP financial measure) for Taco Cabana by $0.5 million and $1.4 million, respectively.

•	Resulted in the recognition of additional rent related expense for closed restaurant locations of approximately $0.4 million and $1.3 million for Pollo Tropical, respectively.

•
Resulted in the recognition of less rent related expense for closed restaurant locations of approximately $(0.1) million and additional rent related expense for closed restaurant locations of approximately $0.3 million for Taco Cabana, respectively.

We recognized closed restaurant rent expense, net of sublease income, for the three and nine months ended September 29, 2019 of approximately $0.6 million and $2.8 million, respectively, for Pollo Tropical and approximately $0.1 million and $0.7 million, respectively, for Taco Cabana. However, we did not recognize lease charges for subsequent changes in assumptions related to the timing of future sublease income.
Taco Cabana Goodwill Impairment
As of June 30, 2019, the sustained decrease in the market price of Fiesta's common stock was determined to be a triggering event requiring an interim impairment test of goodwill. In addition, in response to a further decrease in the market price of Fiesta's common stock and lower than expected profitability in the third quarter of 2019, we also performed an interim impairment test of goodwill as of September 29, 2019. Based on these interim impairment tests, we recorded non-cash impairment charges to write down the value of goodwill for the Taco Cabana reporting unit in the amount of $46.5 million, which was not tax deductible, in the second quarter of 2019 and $21.4 million, of which $9.1 million was tax deductible, in the third quarter of 2019.
Executive Summary—Consolidated Operating Performance for the Three Months Ended September 29, 2019
Our third quarter 2019 results and highlights include the following:

•
We recognized a net loss of $(22.2) million, or $(0.84) per diluted share, in the third quarter of 2019 compared to net income of $2.0 million, or $0.08 per diluted share in the third quarter of 2018, due primarily to a $21.4 million goodwill impairment charge for the Taco Cabana reporting unit, the adoption of ASC 842 discussed above, and higher depreciation and amortization and general and administrative expenses, partially offset by lower cost of sales and restaurant wages and related expenses as a percentage of restaurant sales and lower restaurant impairment and other lease charges in the third quarter of 2019. In addition, declines in comparable restaurant sales at both brands, including the impact of Hurricane Dorian at Pollo Tropical, contributed to the decrease in net income in the third quarter of 2019.

•
Total revenues decreased 6.0% in the third quarter of 2019 to $164.2 million compared to $174.6 million in the third quarter of 2018, driven by a decrease in comparable restaurant sales at both brands, and the net impact of opening new restaurants and closing 14 underperforming Pollo Tropical restaurants and 11 underperforming Taco Cabana restaurants in 2018. Comparable restaurant sales decreased 3.8% for our Pollo Tropical restaurants resulting from a decrease in comparable restaurant transactions of 2.7% accompanied by a decrease in average check of 1.1%. We estimate that Hurricane Dorian, which resulted in temporary restaurant closures, negatively impacted comparable restaurant sales for Pollo Tropical by approximately 1.5%. Comparable restaurant sales decreased 4.8% for our Taco Cabana restaurants resulting from a decrease in comparable restaurant transactions of 5.6% partially offset by an increase in average check of 0.8%.

•
Consolidated Adjusted EBITDA decreased $2.9 million (which includes the negative impact of a $0.8 million increase in rent expense as a result of adopting ASC 842) in the third quarter of 2019 to $12.2 million compared to $15.0 million in the third quarter of 2018, driven primarily by lower restaurant sales, including the impact of Hurricane Dorian, higher rent expense as a result of adopting ASC 842 and higher general and administrative expenses, partially offset by improved restaurant operating margins related to lower cost of sales and restaurant wages as a percent of sales. We estimate that Hurricane Dorian, which resulted in temporary restaurant closures, negatively affected Pollo Tropical and Consolidated Adjusted EBITDA by approximately $0.6 million. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

•	During the third quarter of 2019, we opened one Pollo Tropical restaurant in Florida.

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total
December 30, 2018	139	30	169	162	8	170
New	—	1	1	2	—	2
Closed	—	—	—	—	—	—
March 31, 2019	139	31	170	164	8	172
New	1	—	1	1	—	1
Closed	—	—	—	—	—	—
June 30, 2019	140	31	171	165	8	173
New	1	—	1	—	—	—
Closed	—	—	—	—	—	—
September 29, 2019	141	31	172	165	8	173

December 31, 2017	146	31	177	166	7	173
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—
April 1, 2018	146	31	177	166	7	173
New	4	—	4	6	1	7
Closed	—	(1)	(1)	(2)	—	(2)
July 1, 2018	150	30	180	170	8	178
New	—	—	—	1	—	1
Closed	—	—	—	—	—	—
September 30, 2018	150	30	180	171	8	179
Three Months Ended September 29, 2019 Compared to Three Months Ended September 30, 2018
The following table sets forth, for the three months ended September 29, 2019 and September 30, 2018, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					54.0%	53.8%
Taco Cabana					46.0%	46.2%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	32.0%	33.4%	31.6%	30.9%	31.8%	32.2%
Restaurant wages and related expenses	23.7%	23.4%	31.2%	32.3%	27.2%	27.6%
Restaurant rent expense	6.2%	4.7%	8.6%	5.9%	7.3%	5.2%
Other restaurant operating expenses	14.5%	14.4%	15.1%	17.1%	14.8%	15.7%
Advertising expense	3.5%	3.6%	4.3%	3.8%	3.9%	3.7%
Pre-opening costs	0.1%	0.1%	—%	0.1%	—%	0.1%

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
Total revenues decreased 6.0% to $164.2 million in the third quarter of 2019 from $174.6 million in the third quarter of 2018. Restaurant sales decreased 6.0% to $163.6 million in the third quarter of 2019 from $174.0 million in the third quarter of 2018.
The following table presents the primary drivers of the decreases in restaurant sales for both Pollo Tropical and Taco Cabana for the third quarter of 2019 compared to the third quarter of 2018 (in millions).

Pollo Tropical:
Decrease in comparable restaurant sales	$(3.4)
Decrease in sales related to closed restaurants, net of new restaurants	(1.9)
Total decrease	$(5.3)

Taco Cabana:
Decrease in comparable restaurant sales	$(3.5)
Decrease in sales related to closed restaurants, net of new restaurants	(1.6)
Total decrease	$(5.1)
Restaurants are included in comparable restaurant sales after they have been open for 18 months.
Comparable restaurant sales decreased 3.8% and 4.8% for Pollo Tropical and Taco Cabana restaurants, respectively, in the third quarter of 2019. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by menu price increases net of discounts and promotions.
For Pollo Tropical, a decrease in comparable restaurant transactions of 2.7% was accompanied by a decrease in average check of 1.1% in the third quarter of 2019 compared to the third quarter of 2018. The decrease in average check was driven primarily by discounted pricing for Pollo Time, partially offset by menu price increases of 1.1%. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.8%. In addition, we estimate that Hurricane Dorian, which resulted in temporary restaurant closures, negatively impacted comparable restaurant sales for Pollo Tropical by approximately 1.5%.
For Taco Cabana, a decrease in comparable restaurant transactions of 5.6% was partially offset by an increase in average check of 0.8% in the third quarter of 2019 compared to the third quarter of 2018. The increase in average check was driven primarily by menu price increases of 1.4% and the introduction of higher priced shareables earlier in 2019, partially offset by discounted pricing for TC Time.
Franchise revenues remained flat in the third quarter of 2019 compared to the third quarter of 2018.
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
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the third quarter of 2019 compared to the third quarter of 2018. All percentages are stated as a percentage of applicable segment restaurant sales:

Pollo Tropical:
Cost of sales:
Lower commodity costs	(1.5)%
Menu price increases	(0.3)%
Sales mix	(0.3)%
Higher promotions and discounts	0.6%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(1.4)%

Restaurant wages and related expenses:
Higher labor costs for comparable restaurants(1)	1.1%
Lower labor costs due to restaurant closures, net of new restaurants	(0.5)%
Lower medical benefits costs	(0.3)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.3%

Other operating expenses:
Contracted cleaning services	0.6%
Higher delivery fees	0.5%
Real estate tax classification(2)	(0.9)%
Lower repair and maintenance	(0.3)%
Other	0.2%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.1%

Advertising expense:
Timing of advertising	(0.1)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.1)%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%
(1) Includes the impact of higher wage rates and overtime due to labor shortages.
(2) Due to the adoption of ASC 842, real estate taxes are included in rent expense in 2019 and in other operating expenses in 2018.

Taco Cabana:
Cost of sales:
Menu offering improvement and higher commodity costs	1.8%
Higher promotions and discounts	0.2%
Sales mix	(0.7)%
Menu price increases	(0.5)%
Operating efficiency	(0.1)%
Net increase in cost of sales as a percentage of restaurant sales	0.7%

Restaurant wages and related expenses:
Lower labor costs(1)	(0.5)%
Lower medical benefit costs	(0.4)%
Lower incentive bonus	(0.3)%
Other	0.1%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(1.1)%

Other operating expenses:
Real estate tax classification(2)	(1.6)%
Lower security costs	(0.3)%
Lower utility costs	(0.1)%
Higher delivery fees	0.3%
Other	(0.3)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(2.0)%

Advertising expense:
Timing of advertising	0.5%
Net increase in advertising expense as a percentage of restaurant sales	0.5%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
(1) Improved staffing utilization, partially offset by higher wage rates and overtime due to labor shortages.
(2) Due to the adoption of ASC 842, real estate taxes are included in rent expense in 2019 and in other operating expenses in 2018.
Consolidated Restaurant Rent Expense. Beginning December 31, 2018, restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. For periods prior to the adoption of ASC 842 on December 31, 2018, restaurant rent expense included base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 7.3% in the third quarter of 2019 from 5.2% in the third quarter of 2018 due primarily to a $0.8 million increase in rent expense as a result of no longer amortizing gains on sale-leaseback transactions, the inclusion of property taxes and common area maintenance costs related to our leases characterized as operating leases, and the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $13.8 million for the third quarter of 2019 and $13.3 million for the third quarter of 2018, and as a percentage of total revenues, general and administrative expenses increased to 8.4% in the third quarter of 2019 compared to 7.6% in the third quarter of 2018, due primarily to the impact of lower total revenues on higher general and administrative expenses for the third quarter of 2019, including higher incentive compensation costs due to the timing of incentive compensation accrual adjustments and investments in off-premise support in 2019. General and administrative expenses for the third quarter of 2019 included $0.2 million related to digital and brand repositioning costs and $0.2 million related to search fees for senior executive positions. General and administrative expenses for the third quarter of 2018 included $0.4 million in costs related to discontinuing certain services and $0.4 million related to system implementation and project-oriented advisory services.
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
Adjusted EBITDA for Pollo Tropical decreased to $11.0 million (which includes the negative impact of a $0.4 million increase in rent expense as a result of adopting ASC 842) in the third quarter of 2019 from $12.5 million in the third quarter of 2018 due primarily to the impact of lower restaurant sales, including the impact of Hurricane Dorian, higher rent expense, contracted cleaning services, delivery fees and general and administrative expenses, and higher restaurant wages and related expenses as a percentage of restaurant sales, partially offset by lower cost of sales as a percentage of restaurant sales. Adjusted EBITDA for Taco Cabana decreased to $1.2 million (which includes the negative impact of a $0.5 million increase in rent expense as a result of adopting ASC 842) in the third quarter of 2019 from $2.5 million in the third quarter of 2018 due primarily to the impact of lower restaurant sales and higher rent, general and administrative expenses and advertising expense and higher cost of sales as a percentage of sales, partially offset by lower restaurant wages and related expenses as a percentage of restaurant sales. Consolidated Adjusted EBITDA decreased to $12.2 million in the third quarter of 2019 from $15.0 million in the third quarter of 2018.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $17.8 million (which includes the negative impact a $0.4 million increase in rent expense as a result of adopting ASC 842) in the third quarter of 2019 from $19.1 million in the third quarter of 2018 primarily due to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $6.9 million (which includes the negative impact of a $0.5 million increase in rent expense as a result of adopting ASC 842) in the third quarter of 2019 from $8.0 million in the third quarter of 2018 primarily as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense increased to $10.2 million in the third quarter of 2019 from $9.7 million in the third quarter of 2018 due primarily to increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $3.3 million in the third quarter of 2019 from $6.4 million in the third quarter of 2018.
Impairment and other lease charges for the three months ended September 29, 2019 for Pollo Tropical include impairment charges of $0.2 million related primarily to additional impairment of equipment from previously closed restaurants. Impairment and other lease charges for the three months ended September 29, 2019 for Taco Cabana include impairment charges of $3.1 million related primarily to assets for five underperforming restaurants that we continue to operate and equipment from previously impaired restaurants.
Impairment and other lease charges for the three months ended September 30, 2018 for Pollo Tropical included impairment charges of $3.4 million related primarily to impairment of three underperforming restaurants that we continued to operate and a benefit of $(0.1) million in net lease charge recoveries related to certain previously closed restaurants due to adjustments to estimates of future lease costs. Impairment and other lease charges for the three months ended September 30, 2018 for Taco Cabana included impairment charges of $2.4 million related primarily to impairment of five underperforming restaurants that we continued to operate and other lease charges, net of recoveries, of $0.7 million, due primarily to lease charges related to an office relocation in the third quarter of 2018 and other lease charges, net of recoveries, related to previously closed restaurants due to adjustments to estimates of future lease costs.
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
For one Pollo Tropical restaurant and nine Taco Cabana restaurants with combined carrying values (excluding right-of-use lease assets) of $2.2 million and $2.2 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, one Pollo Tropical restaurant and one Taco Cabana restaurant with carrying values (excluding right-of-use lease assets) of $1.8 million and $2.0 million, respectively, have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Goodwill Impairment. Goodwill impairment was $21.4 million for the third quarter of 2019 and consisted of a non-cash impairment charge to write down the value of goodwill for the Taco Cabana reporting unit.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income for the third quarter of 2019 consisted of closed restaurant rent and ancillary lease costs of $1.6 million and $0.3 million net of sublease income of $1.0 million and $0.2 million for Pollo Tropical and Taco Cabana, respectively. Prior to the adoption of ASC 842, we recorded closed restaurant reserves representing future minimum lease payments and ancillary costs from the date of the restaurant closure to the end of the remaining lease term net of estimated sublease recoveries when a restaurant closed and recorded subsequent changes in the assumptions related to the sublease income to expense in the period in which the assumptions changed. The subsequent rent payments were recorded as a reduction to the closed restaurant reserves, with no rent expense being recorded in the period. See "New Lease Accounting Standard" under "Recent Events Affecting our Results of Operations."
Other Expense (Income), Net. Other expense, net was $0.1 million for the third quarter of 2019 and primarily consisted of $0.1 million for the write-off of site development costs. Other expense, net was less than $0.1 million for the third quarter of 2018 and primarily consisted of $0.3 million in insurance recoveries related to Hurricane Irma offset by the write-off of site development costs of $0.1 million and costs for the removal, transfer and storage of equipment from closed restaurants of $0.2 million.
Interest Expense. Interest expense decreased to $0.8 million in the third quarter of 2019 compared to $0.9 million in the third quarter of 2018 due to a lower borrowing level under our senior credit facility and a lower applicable margin on outstanding borrowings.
Benefit from Income Taxes. The effective tax rate was 11.7% and 172.0% for the third quarter of 2019 and 2018, respectively. The provision for income taxes for the third quarter of 2019 was derived using an estimated annual effective tax rate of 27.2%, which excludes the discrete impact of tax benefits of $(2.1) million from tax deductible goodwill impairment charges and $(0.4) million from interest on an income tax refund and a tax deficiency from the vesting of restricted shares of $0.2 million. The benefit from income taxes for the third quarter of 2018 was derived using an estimated annual effective tax rate of 23.4%, which excluded the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million  and an adjustment resulting from changes in our 2017 federal income tax return from the amounts recorded as of December 31, 2017 of $4.1 million, which includes the $3.9 million impact of revaluing changes in our deferred tax assets.
Net Income (Loss). As a result of the foregoing, we had a net loss of $22.2 million in the third quarter of 2019 compared to net income of $2.0 million in the third quarter of 2018.

Nine Months Ended September 29, 2019 Compared to Nine Months Ended September 30, 2018
The following table sets forth, for the nine months ended September 29, 2019 and September 30, 2018, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales:

	Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					54.5%	54.6%
Taco Cabana					45.5%	45.4%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	31.6%	33.1%	31.0%	30.8%	31.3%	32.0%
Restaurant wages and related expenses	23.3%	23.2%	31.6%	32.5%	27.1%	27.4%
Restaurant rent expense	6.0%	4.6%	8.4%	5.9%	7.1%	5.2%
Other restaurant operating expenses	13.5%	13.5%	14.0%	15.8%	13.7%	14.5%
Advertising expense	3.4%	3.5%	3.7%	3.5%	3.6%	3.5%
Pre-opening costs	0.1%	0.2%	0.2%	0.3%	0.2%	0.3%
Total revenues decreased 3.7% to $501.5 million in the nine months ended September 29, 2019 from $521.0 million in the nine months ended September 30, 2018. Restaurant sales decreased 3.8% to $499.5 million in the nine months ended September 29, 2019 from $519.0 million in the nine months ended September 30, 2018.
The following table presents the primary drivers of the decreases in restaurant sales for both Pollo Tropical and Taco Cabana for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018 (in millions):

Pollo Tropical:
Decrease in comparable restaurant sales	$(6.8)
Decrease in sales related to closed restaurants, net of new restaurants	(4.7)
Total decrease	$(11.5)

Taco Cabana:
Decrease in comparable restaurant sales	$(6.2)
Decrease in sales related to closed restaurants, net of new restaurants	(1.8)
Total decrease	$(8.0)
Comparable restaurant sales for Pollo Tropical restaurants decreased 2.5% in the nine months ended September 29, 2019. Comparable restaurant sales for Taco Cabana restaurants decreased 2.8% in the nine months ended September 29, 2019.
For Pollo Tropical, a decrease in comparable restaurant transactions of 3.3% was partially offset by an increase in average check of 0.8% in the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018. The increase in average check was driven primarily by menu price increases of 2.0%, partially offset by discounted pricing for Pollo Time. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 1.0% in the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018. In addition, we estimate that Hurricane Dorian negatively impacted comparable restaurant sales for Pollo Tropical by approximately 0.5%.
For Taco Cabana, a decrease in comparable restaurant transactions of 5.3% was partially offset by an increase in average check of 2.5% in the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018. The increase in average check was driven primarily by menu price increases of 2.4% and the introduction of higher priced shareables in 2019.
Franchise revenues remained flat in the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018.

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Lower commodity costs	(1.7)%
Menu price increases	(0.6)%
Higher promotions and discounts	0.4%
Sales mix	0.2%
Operating inefficiency	0.1%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(1.5)%

Restaurant wages and related expenses:
Higher labor costs for comparable restaurants(1)	0.7%
Lower labor costs due to restaurant closures, net of new restaurants	(0.5)%
Lower incentive bonus	(0.1)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.1%

Other operating expenses:
Real estate tax classification(2)	(0.9)%
Contracted cleaning services	0.6%
Higher delivery fees	0.3%
Net change in other restaurant operating expenses as a percentage of restaurant sales	—%

Advertising expense:
Decreased advertising	(0.1)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.1)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
(1) Includes the impact of higher wage rates and overtime due to labor shortages.
(2) Due to the adoption of ASC 842, real estate taxes are included in rent expense in 2019 and in other operating expenses in 2018.

Taco Cabana:
Cost of sales:
Menu offering improvement and higher commodity costs	1.3%
Higher promotions and discounts	0.4%
Menu price increases	(0.8)%
Sales mix	(0.6)%
Operating efficiency	(0.2)%
Other	0.1%
Net increase in cost of sales as a percentage of restaurant sales	0.2%

Restaurant wages and related expenses:
Lower labor costs(1)	(0.4)%
Lower incentive bonus	(0.3)%
Lower medical benefit costs	(0.1)%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.9)%

Other operating expenses:
Real estate tax classification(2)	(1.6)%
Lower utility costs	(0.2)%
Lower security costs	(0.2)%
Higher delivery fees	0.2%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(1.8)%

Advertising expense:
Increased advertising	0.2%
Net increase in advertising expense as a percentage of restaurant sales	0.2%

Pre-opening costs:
Timing of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
(1) Improved staffing utilization, partially offset by higher wage rates and overtime due to labor shortages.
(2) Due to the adoption of ASC 842, real estate taxes are included in rent expense in 2019 and in other operating expenses in 2018.
Consolidated Restaurant Rent Expense. Beginning December 31, 2018, restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. For periods prior to the adoption of ASC 842 on December 31, 2018, restaurant rent expense included base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 7.1% in the nine months ended September 29, 2019 from 5.2% in the nine months ended September 30, 2018 due primarily to a $2.5 million increase in rent expense as a result of no longer amortizing gains on sale-leaseback transactions, the inclusion of property taxes and common area maintenance costs related to our leases characterized as operating leases, and the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses were $42.4 million for the nine months ended September 29, 2019 and $41.0 million for the nine months ended September 30, 2018 and, as a percentage of total revenues, general and administrative expenses increased to 8.5% in the nine months ended September 29, 2019 compared to 7.9% in the nine months ended September 30, 2018 due primarily to the impact of lower total revenues on higher general and administrative expenses in the nine months ended September 29, 2019 including investments in off-premise support in 2019. General and administrative expense for the nine months ended September 29, 2019 also included $1.0 million related to restructuring costs due to eliminated or relocated positions, $0.2 million related to digital and brand repositioning costs and $0.4 million related to search fees for senior executive positions. General and administrative expenses for the nine months ended September 30, 2018 included the benefit of fee reductions and final insurance recoveries totaling $0.6 million related to 2017 shareholder activism costs and reductions to final settlement amounts related to a litigation matter of $0.2 million, partially offset by $0.5 million in Strategic Renewal Plan restructuring costs and retention bonuses, $0.4 million in costs related to discontinuing certain services and $0.8 million related to system implementation and project-oriented advisory services.
Adjusted EBITDA. Adjusted EBITDA for Pollo Tropical decreased to $39.9 million (which includes the negative impact of a $1.1 million increase in rent expense as a result of adopting ASC 842) in the nine months ended September 29, 2019 from $42.5 million in the nine months ended September 30, 2018 due primarily to the impact of lower restaurant sales, including the impact of Hurricane Dorian, and higher rent expense, contracted cleaning services, delivery fees and general and administrative expenses, partially offset by lower cost of sales as a percentage of restaurant sales. Adjusted EBITDA for Taco Cabana decreased to $8.2 million (which includes the negative impact of a $1.4 million increase in rent expense as a result of adopting ASC 842) in the nine months ended September 29, 2019 from $9.7 million in the nine months ended September 30, 2018 due primarily to the impact of lower restaurant sales and higher rent expense and general and administrative expenses, partially offset by lower restaurant wages and related expenses as a percentage of restaurant sales. Consolidated Adjusted EBITDA decreased to $48.1 million in the nine months ended September 29, 2019 from $52.2 million in the nine months ended September 30, 2018.
Restaurant-level Adjusted EBITDA. Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $60.4 million (which includes the negative impact of a $1.1 million increase in rent expense as a result of adopting ASC 842) in the nine months ended September 29, 2019 from $62.9 million in the nine months ended September 30, 2018 due primarily to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $25.9 million (which includes the negative impact of a $1.4 million increase in rent expense as a result of adopting ASC 842) in the nine months ended September 29, 2019 from $27.4 million in the nine months ended September 30, 2018 as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense increased to $29.5 million in the nine months ended September 29, 2019 from $27.9 million in the nine months ended September 30, 2018 due primarily to increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $4.7 million in the nine months ended September 29, 2019 from $6.5 million in the nine months ended September 30, 2018.
Impairment and other lease charges for the nine months ended September 29, 2019 for Pollo Tropical include impairment charges of $0.6 million related primarily to additional impairment of equipment from previously closed restaurants and a lease charge recoveries benefit related to previously closed restaurant lease terminations of $(0.8) million. Impairment and other lease charges for the nine months ended September 29, 2019 for Taco Cabana include impairment charges of $4.9 million related primarily to impairment of assets for eight underperforming restaurants that we continue to operate, equipment from previously impaired restaurants and a lease charge recoveries benefit related to previously closed restaurant lease terminations of $(0.1) million.
Impairment and other lease charges for the nine months ended September 30, 2018 for Pollo Tropical include impairment charges of $3.6 million related primarily to impairment of three underperforming restaurants that we continued to operate, and a benefit of $(0.1) million in net lease charge recoveries related to certain previously closed restaurants due to adjustments to estimates of future lease costs. Impairment and other lease charges for the nine months ended September 30, 2018 for Taco Cabana include impairment charges of $2.6 million related primarily to impairment of five underperforming restaurants that we continued to operate, and other lease charges, net of recoveries, of $0.5 million, due primarily to lease charges related to an office relocation in the third quarter of 2018 and other lease charges, net of recoveries, related to previously closed restaurants due to adjustments to estimates of future lease costs.
Goodwill Impairment. Goodwill impairment was $67.9 million for the nine months ended September 29, 2019 and consisted of non-cash impairment charges to write down the value of goodwill for the Taco Cabana reporting unit.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income for the nine months ended September 29, 2019 consisted of closed restaurant rent and ancillary lease costs of $5.1 million and $1.1 million net of sublease income of $2.4 million and $0.4 million for Pollo Tropical and Taco Cabana, respectively. Prior to the adoption of ASC 842, we recorded closed restaurant reserves representing future minimum lease payments and ancillary costs from the date of the restaurant closure to the end of the remaining lease term net of estimated sublease recoveries when a restaurant closed and recorded subsequent changes in the assumptions related to the sublease income to expense in the period in which the assumptions changed. The subsequent rent payments were recorded as a reduction to the closed restaurant reserves, with no rent expense being recorded in the period. See "New Lease Accounting Standard" under "Recent Events Affecting our Results of Operations."

Other Expense (Income), Net. Other expense, net was $0.9 million for the nine months ended September 29, 2019 and primarily consisted of $0.7 million in costs for the removal, transfer and storage of equipment from closed restaurants and $0.1 million for the write-off of site development costs. Other income, net of $3.1 million for the nine months ended September 30, 2018 primarily consisted of $3.1 million in insurance recoveries related to the Hurricanes and total gains of $1.2 million on the sales of three restaurant properties, partially offset by the write-off of site development costs of $0.5 million and costs for the removal, transfer and storage of equipment from closed restaurants of $0.7 million.
Interest Expense. Interest expense remained flat for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018.
Benefit from Income Taxes. The effective tax rate was 2.1% for the nine months ended September 29, 2019 and (1.6)% for the nine months ended September 30, 2018. The provision for income taxes for the nine months ended September 29, 2019 was derived using an estimated annual effective tax rate of 27.2%, which excludes the discrete impact of tax benefits of $(2.1) million from tax deductible goodwill impairment charges and $(0.4) million from interest on an income tax refund and a tax deficiency from the vesting of restricted shares of $0.2 million. The benefit from income taxes for the nine months ended September 30, 2018 was derived using an estimated effective annual income tax rate of 23.4%, which excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million and an adjustment resulting from changes in our 2017 federal income tax return from the amounts recorded as of December 31, 2017 of $4.1 million, which includes the $3.9 million impact of revaluing changes in our deferred tax assets.
Net Income (Loss). As a result of the foregoing, we had a net loss of $63.3 million for the nine months ended September 29, 2019 compared to net income of $15.7 million for the nine months ended September 30, 2018.
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
Operating Activities. Net cash provided by operating activities in the first nine months of 2019 and 2018 was $51.0 million and $44.3 million, respectively. The increase in net cash provided by operating activities in the nine months ended September 29, 2019 was primarily driven by the receipt of a tax refund, partially offset by a decrease in Adjusted EBITDA and the timing of payments. We accelerated the timing of certain payments at the end of the third quarter of 2019 due to the transition to a new financial system as of September 30, 2019.
Investing Activities. Net cash used in investing activities in the first nine months of 2019 and 2018 was $32.3 million and $34.4 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (dollars in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Nine Months Ended September 29, 2019:
New restaurant development	$6,822	$3,859	$—	$10,681
Restaurant remodeling	182	186	—	368
Other restaurant capital expenditures(1)	8,626	7,219	—	15,845
Corporate and restaurant information systems	2,565	3,718	896	7,179
Total capital expenditures	$18,195	$14,982	$896	$34,073
Number of new restaurant openings	2	3		5
Nine Months Ended September 30, 2018:
New restaurant development	$9,439	$8,458	$—	$17,897
Restaurant remodeling	18	216	—	234
Other restaurant capital expenditures(1)	6,029	9,507	—	15,536
Corporate and restaurant information systems	2,170	3,219	867	6,256
Total capital expenditures	$17,656	$21,400	$867	$39,923
Number of new restaurant openings	4	7		11
(1) Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 29, 2019 and September 30, 2018, total restaurant repair and maintenance expenses were approximately $16.8 million and $17.7 million, respectively.
Cash used in investing activities in the first nine months of 2019 included net proceeds from the sale of one restaurant property of $1.8 million. Cash used in investing activities in the first nine months of 2018 included net proceeds from the sales of three restaurant properties of $4.7 million. In addition, in the first nine months of 2018, we received property damage insurance proceeds totaling $0.8 million related to a closed Taco Cabana restaurant that suffered flood damages due to Hurricane Harvey and a Taco Cabana restaurant that was temporarily closed due to a fire.
Total capital expenditures in 2019 are expected to be in the lower half of the previous $45.0 million to $55.0 million range, including $11.0 million to $13.0 million for the development of new restaurants.
Total capital expenditures in 2020 are expected to be approximately $5.0 million to $10.0 million lower than the current year due primarily to lower levels of new equipment and facility enhancements and fewer new Company-owned restaurant openings.
Financing Activities. Net cash used in financing activities in the first nine months of 2019 was $20.5 million and included net revolving credit borrowing repayments under our senior credit facility of $9.0 million combined with $11.4 million in payments to repurchase our common stock. Net revolving credit borrowing repayments included a $5.0 million short-term borrowing related to the acceleration of certain payments due to the transition to a new financial system as of September 30, 2019. Net cash used in financing activities in the first nine months of 2018 included net revolving credit borrowing repayments under our senior credit facility of $5.0 million combined with $2.5 million in payments to repurchase our common stock.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150.0 million (including up to $15.0 million available for letters of credit) and matures on November 30, 2022. The senior credit facility also provides for potential incremental increases of up to $50.0 million to the revolving credit borrowings available under the senior credit facility. On September 29, 2019, there were $69.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):

1)	the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 1.00% as of September 29, 2019), or

2)	the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.00% as of September 29, 2019).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on our Adjusted Leverage Ratio, (with a rate of 0.30% as of September 29, 2019) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
The outstanding borrowings under the senior credit facility are prepayable subject to breakage costs as defined in the senior credit facility. The senior credit facility requires us to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting our and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests (subject to certain exceptions), (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change our business. In addition, the senior credit facility requires us to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined under the senior credit facility).
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
As of September 29, 2019, we were in compliance with the covenants under our senior credit facility. After reserving $3.7 million for letters of credit issued under the senior credit facility, $77.3 million was available for borrowing under the senior credit facility at September 29, 2019.
Share Repurchase Plan Modification
On November 5, 2019, we announced that our board of directors approved an increase to our share repurchase program of an additional 1.0 million shares of common stock from the previously announced 2.0 million shares of our common stock, consisting of 1.5 million shares approved on February 26, 2018 and 0.5 million shares approved on August 7, 2019. As of November 5, 2019, we had purchased a total of 1,176,895 shares of common stock and, following this increase, 1,823,105 shares of common stock remain available for purchase under our share repurchase program.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements. Prior to the adoption of ASC 842, off-balance sheet arrangements consisted of our operating leases, which are primarily for our restaurant properties, and are now included in other current liabilities and operating lease liabilities on the condensed consolidated balance sheet as of September 29, 2019.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended December 30, 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the nine months ended September 29, 2019 other than the lease accounting and evaluation of goodwill policies included below.
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
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment annually or more frequently when events and circumstances indicate that the carrying amount may be impaired. We have elected to conduct our annual impairment review of goodwill assets as of the last day of our fiscal year. As of June 30, 2019, we determined that a triggering event had occurred due to a sustained decrease in the market price of our common stock and performed an interim impairment test. In addition, in response to a further decrease in the market price of our common stock and lower than expected profitability in the third quarter of 2019, we performed an impairment test as of September 29, 2019. As discussed in Note 1 to our unaudited condensed consolidated financial statements, we adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment in the second quarter of 2019, which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. We early adopted this new accounting standard and performed our interim impairment test in accordance with ASU 2017-04. Our interim impairment tests at June 30, 2019 and September 29, 2019 indicated there was impairment as of those dates.
In reviewing goodwill for impairment, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis based on management's best estimates of future cash flows and one or two market-based approaches. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results, anticipated growth rates, the weighted average cost of capital used to discount projected cash flows, and market multiples. For our Pollo Tropical reporting unit, the fair value exceeded the carrying value of the reporting unit by a substantial amount. For our Taco Cabana reporting unit, a lower profitability and growth outlook reduced the income-based and market-based approach fair value. As a result, the carrying value exceeded the fair value of the reporting unit, and we recognized impairment charges to write down the carrying value of our Taco Cabana reporting unit goodwill of $46.5 million in the second quarter of 2019 and $21.4 million in the third quarter of 2019. As of September 29, 2019, our Taco Cabana reporting unit goodwill has no remaining carrying value. See Note 4 to our unaudited condensed consolidated financial statements.
The estimates and assumptions used to determine fair value may differ from actual future events and if these estimates or related projections change in the future, we may be required to record material impairment charges for goodwill assets.

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

A reconciliation from consolidated net income to Consolidated Adjusted EBITDA follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

Net income (loss)	$(22,182)	$2,047	$(63,333)	$15,724
Benefit from income taxes	(2,946)	(4,892)	(1,377)	(246)
Income (loss) before taxes	(25,128)	(2,845)	(64,710)	15,478
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	10,165	9,739	29,520	27,908
Impairment and other lease charges	3,254	6,417	4,667	6,539
Goodwill impairment	21,424	—	67,909	—
Interest expense	823	924	3,024	2,979
Closed restaurant rent expense, net of sublease income	726	—	3,485	—
Other expense (income), net	64	47	920	(3,132)
Stock-based compensation expense in restaurant wages	102	6	145	56
Total non-general and administrative expense adjustments	36,558	17,133	109,670	34,350
General and administrative expense adjustments:
Stock-based compensation expense	509	732	1,993	2,588
Board and shareholder matter costs(1)	—	—	—	(597)
Restructuring costs and retention bonuses(2)	—	17	964	520
Legal settlements and related costs(3)	—	—	—	(167)
Digital and brand repositioning costs(4)	215	—	215	—
Total general and administrative expense adjustments	724	749	3,172	2,344
Consolidated Adjusted EBITDA	$12,154	$15,037	$48,132	$52,172
(1) Board and shareholder matter costs for the nine months ended September 30, 2018 included fee reductions and final insurance recoveries related to 2017 shareholder activism costs.
(2) Restructuring costs and retention bonuses for the three and nine months ended September 29, 2019 include severance related to eliminated positions. Restructuring costs and retention bonuses for the three and nine months ended September 30, 2018 include severance related to the Strategic Renewal Plan and reduction in force and bonuses paid to certain employees for retention purposes.
(3) Legal settlements and related costs for the nine months ended September 30, 2018 included reductions to final settlement amounts and benefits related to litigation matters.
(4) Digital and brand repositioning costs for the three and nine months ended September 29, 2019 include consulting costs related to repositioning the digital experience for our customers.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Taco Cabana
September 29, 2019:
Adjusted EBITDA	$10,980	$1,174
Restaurant-level adjustments:
Add: Pre-opening costs	68	9
Add: Other general and administrative expense(1)	7,135	5,961
Less: Franchise royalty revenue and fees	432	227
Restaurant-level Adjusted EBITDA	$17,751	$6,917

September 30, 2018:
Adjusted EBITDA	$12,544	$2,493
Restaurant-level adjustments:
Add: Pre-opening costs	134	89
Add: Other general and administrative expense(1)	6,878	5,657
Less: Franchise royalty revenue and fees	453	229
Restaurant-level Adjusted EBITDA	$19,103	$8,010

Nine Months Ended	Pollo Tropical	Taco Cabana
September 29, 2019:
Adjusted EBITDA	$39,943	$8,189
Restaurant-level adjustments:
Add: Pre-opening costs	307	556
Add: Other general and administrative expense(1)	21,427	17,788
Less: Franchise royalty revenue and fees	1,325	673
Restaurant-level Adjusted EBITDA	$60,352	$25,860

September 30, 2018:
Adjusted EBITDA	$42,520	$9,652
Restaurant-level adjustments:
Add: Pre-opening costs	699	782
Add: Other general and administrative expense(1)	21,105	17,573
Less: Franchise royalty revenue and fees	1,376	632
Restaurant-level Adjusted EBITDA	$62,948	$27,375
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2019.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the third quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 26, 2018, we announced that our board of directors approved a share repurchase program for up to 1.5 million shares of our common stock. On August 7, 2019, we announced that our board of directors approved an increase to the share repurchase program of an additional 500,000 shares of our common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Exchange Act. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, general market and economic conditions, and other corporate considerations. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by our board of directors.
The following table sets forth information with respect to repurchases of our common stock during the quarter ended September 29, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 28, 2019	—	$—	—	1,729,373
July 29, 2019 to September 1, 2019	500,000	9.90	500,000	1,229,373
September 2, 2019 to September 29, 2019	406,268	10.31	406,268	823,105
Total	906,268	$10.08	906,268
(1) Shares purchased in open market transactions.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.

10.1	Offer letter dated as of September 9, 2019 between Fiesta Restaurant Group, Inc. and Dirk Montgomery. +

10.2	Agreement dated as of September 9, 2019 by and between Fiesta Restaurant Group, Inc. and Dirk Montgomery. +

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+ Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: November 5, 2019	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: November 5, 2019	/S/ DIRK MONTGOMERY
(Signature)
Dirk Montgomery Senior Vice President, Chief Financial Officer and Treasurer

Date: November 5, 2019	/S/ CHERI KINDER
(Signature)
Cheri Kinder Vice President, Corporate Controller and Chief Accounting Officer