Form 10-K
period 2019-12-29
Fiesta Restaurant Group, Inc.
filed 2020-02-27
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35373
FIESTA RESTAURANT GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware		90-0712224
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
14800 Landmark Boulevard, Suite 500		75254
Dallas	TX	(Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code: (972) 702-9300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name on each exchange on which registered:
Common Stock, par value $.01 per share	FRGI	NASDAQ Global Select Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 21, 2020, Fiesta Restaurant Group, Inc. had 25,960,757 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of June 30, 2019, of Fiesta Restaurant Group, Inc. was $283,559,216.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Fiesta Restaurant Group, Inc.'s 2020 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Fiesta Restaurant Group, Inc.'s fiscal year ended December 29, 2019, are incorporated by reference into Part III of this annual report.

FIESTA RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 29, 2019

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
We use a 52- or 53-week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2017, December 31, 2017, December 30, 2018 and December 29, 2019 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks. The fiscal year ending January 3, 2021 will contain 53 weeks.
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
Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, regarding our intention to repurchase shares from time to time under the share repurchase program and the source of funding of such repurchases, our anticipated growth, operating results, future earnings per share, plans, objectives, and the impact of our investments in our Plan and other business initiatives on future sales and earnings, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements are often identified by the words "believe," "positioned," "estimate," "project," "plan," "goal," "target," "assumption," "continue," "intend," "expect," "future," "anticipate," and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission ("SEC"). All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS
Overview
Our Company
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which recently celebrated 30th and 40th anniversaries, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared tropical-inspired menu items, while our Taco Cabana restaurants specialize in Mexican-inspired food made fresh by hand. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows.
For the fiscal year ended December 29, 2019, average annual sales per restaurant was approximately $2.6 million for our Pollo Tropical restaurants and approximately $1.8 million for our Taco Cabana restaurants. As of December 29, 2019, we owned and operated 142 Pollo Tropical restaurants in Florida and 164 Taco Cabana restaurants in Texas for a total of 306 restaurants. We franchise our Pollo Tropical restaurants primarily in international markets, and as of December 29, 2019, had 25 franchised Pollo Tropical restaurants outside the United States. In addition, as of December 29, 2019, we had six domestic non-traditional Pollo Tropical licensed locations on college campuses and one location in a hospital in Florida. As of December 29, 2019, we had six Taco Cabana franchised restaurants in New Mexico and two domestic non-traditional Taco Cabana licensed locations on college campuses in Texas. For the fiscal year ended December 29, 2019, we generated consolidated revenues of $660.9 million, and comparable restaurant sales decreased 1.8% and 4.1% for Pollo Tropical and Taco Cabana, respectively.
Other Events
In response to decreases in the market price of Fiesta's common stock and lower than expected profitability, we performed interim impairment tests of goodwill as of June 30, 2019 and September 29, 2019. Based on these interim impairment tests, we recorded non-cash impairment charges to write down the value of goodwill for the Taco Cabana reporting unit totaling $67.9 million, of which $9.1 million was tax deductible, in 2019.
Additionally, based on a review of our restaurant portfolio, we closed 19 Taco Cabana restaurants in January 2020. For the twelve months ended December 29, 2019, the 19 closed Taco Cabana restaurants contributed approximately $24.5 million in restaurant sales and an estimated $4.2 million in restaurant-level pre-tax operating losses, including $2.0 million in depreciation expense.
During the twelve months ended December 29, 2019, we recognized $13.1 million in impairment and other lease charges including impairment charges of $14.0 million, primarily related to the 19 Taco Cabana restaurants closed in January 2020, five of which were initially impaired in prior years, as well as previously closed Pollo Tropical restaurants and underperforming Taco Cabana restaurants that we continue to operate, and lease charge recoveries primarily related to lease terminations for previously closed restaurants.
Our Brands
Our restaurants operate in the fast-casual and quick-service restaurant segments and feature fresh-made cooking, drive-thru service and catering.
Pollo Tropical. Our Pollo Tropical restaurants feature fresh chicken marinated in a proprietary blend of tropical fruit juices and spices, crispy or fire-grilled, boneless and bone-in. Other favorite menu items include Mojo Roast Pork and TropiChops® (a create your own bowl of fire-grilled chicken breast or Crispy Pollo Bites™, roast pork or grilled vegetables served over white, brown or yellow rice, red or black beans, or mac and cheese, and topped with vegetables including tomatoes, kernel corn, peppers and sautéed onions), sandwiches, wraps and salads. Side dishes include rice, beans, french fries, and balsamic tomatoes. The menu's emphasis is on freshness and quality. We also offer a wide selection of salsas, sauces, cilantro, onions and other items which allow our guests to further customize their orders. Dessert offerings include key lime pie, cuatro leches cake, flan and cheesecake, and beverages include fountain soft drinks, flavored brewed teas, and other bottled drinks. Most menu items are prepared daily in each of our restaurants, which feature open display cooking on large, open-flame grills. We offer both individual and family meal-sized portions which enable us to provide a home meal replacement for our guests and catering for parties and corporate events.
Our Pollo Tropical restaurant dining areas are designed to create an inviting, festive and tropical atmosphere. We also provide our guests the option of take-out, including the ability to order online in advance, and nearly all of our restaurants provide the convenience of drive-thru windows. Delivery is available through third-party partnerships at all Pollo Tropical locations. Our Pollo Tropical restaurants are generally open for lunch, dinner, and late night seven days a week. As of

December 29, 2019, substantially all of our Pollo Tropical restaurants were freestanding buildings. Our typical freestanding Pollo Tropical restaurant ranges from 2,800 to 3,700 square feet and provides interior seating for approximately 70 to 90 guests. For the year ended December 29, 2019, the average sales transaction at our Pollo Tropical restaurants was $11.71, with sales at dinner and lunch representing 52.6% and 47.4%, respectively. For the year ended December 29, 2019, our Pollo Tropical brand generated total revenues of $363.5 million and Adjusted EBITDA of $50.6 million.
Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. As of December 29, 2019, we owned and operated a total of 142 Pollo Tropical restaurants, all located in Florida. We continue to reimage existing Pollo Tropical restaurants to update both the exterior and interior of the restaurants to the latest standard.
We are franchising and licensing our Pollo Tropical restaurants internationally and in non-traditional domestic locations. As of December 29, 2019, we had 25 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, and the Bahamas, and six non-traditional licensed locations on college campuses and one located in a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
Taco Cabana. Our Taco Cabana restaurants serve fresh, Mexican-inspired food that feature loaded tacos, steak and chicken fajitas, quesadillas, flautas, enchiladas, burritos, and customizable Cabana Bowls®. We also offer freshly made flour tortillas, shareable appetizers and our popular breakfast tacos and dozen taco boxes. Our self-service salsa bar includes a wide selection of freshly made salsas, sauces, sliced jalapeños, chopped cilantro, chopped onions and other items which allow our guests to further customize their orders. We also offer desserts such as sopapillas, peach empanadas and chocolate cake, as well as beverages including fountain soft drinks, our signature frozen margaritas, draft beer and sangria. Approximately 75 locations also serve an expanded alcohol program. Most menu items are freshly-prepared at each restaurant daily.
Taco Cabana restaurants feature open display cooking that enables guests to observe fajitas cooking on an open grill, a tortilla machine pressing and grilling fresh flour tortillas and the fresh preparation of other menu items. Our Taco Cabana restaurants feature interior dining areas as well as semi-enclosed and outdoor patio areas, which provide a vibrant decor and relaxing atmosphere. Many locations also have live entertainment at select times. We offer both individual and family meal-sized portions, which enable us to provide a home meal replacement for our guests and catering for parties and corporate events. Additionally, we provide our guests the option to order online in advance, as well as the convenience of drive-thru windows. Delivery is available through third-party partnerships at all locations. Our typical freestanding Taco Cabana restaurants average approximately 3,500 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 guests, with additional outside patio seating for approximately 50 guests. As of December 29, 2019, substantially all of our Taco Cabana restaurants were freestanding buildings.
Taco Cabana pioneered the Mexican patio cafe concept with its first restaurant in San Antonio, Texas in 1978. As of December 29, 2019, we owned and operated 164 Taco Cabana restaurants, all located in Texas. As of December 29, 2019, we also had six Taco Cabana franchised restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations located on college campuses in Texas. Hours of operation vary by location, and some restaurants operate 24 hours a day. For the year ended December 29, 2019, sales at dinner, lunch and breakfast represented 24.9%, 22.3% and 23.6%, respectively, and the average sales transaction at our Taco Cabana restaurants was $10.70. For the year ended December 29, 2019, our Taco Cabana brand generated total revenues of $297.5 million and Adjusted EBITDA of $7.9 million.
Our Competitive Strengths
We believe our competitive strengths include the following key attributes:
Well Positioned and Differentiated in the Fast-Casual and Quick-Service Segments. As of December 29, 2019, we owned, operated and franchised 346 fast-casual restaurants under our Pollo Tropical and Taco Cabana brands which have over 30 and 40 years, respectively, of operating history. In addition, at $2.6 million and $1.8 million, respectively, for 2019, we believe Pollo Tropical and Taco Cabana have compelling average annual sales per restaurant within the fast-casual and quick-service segments. We believe our brands are well positioned in the industry due to our high quality, freshly-prepared food, value and differentiation of flavor profiles.
Two Leading, Differentiated Brands Serving Fresh, High Quality Foods with Broad Appeal and a Compelling Value Proposition. Our Pollo Tropical and Taco Cabana brands are differentiated from other dining options and offer distinct flavor profiles and healthy menu choices at affordable prices that we believe have broad consumer appeal, provide guests with a compelling value proposition, attract a diverse customer base and drive guest frequency and loyalty. Pollo Tropical and Taco Cabana are committed to serving freshly-prepared food using quality ingredients that are made-to-order and customized for each guest. Both of our brands offer a wide range of menu offerings and home meal replacement options in generous portion sizes and at affordable price points which appeal to a broad customer base. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. We have refined our menus, including some seasonal offerings at our Pollo Tropical and Taco Cabana restaurants, in order to provide variety to our guests, address changes in consumer preferences, and maintain a speed of service that appeals to our customers. We also selectively use promotions and limited time offers which are intended to reinforce our value proposition and to introduce new products. Additionally, we offer our guests the convenience of drive-thru service, online ordering and delivery through third-party delivery services in order to provide a viable option for home meal replacement and family meals.
Compelling Business Model. We enjoy significant brand recognition due to high market penetration of our restaurants in our core markets which provides operating, marketing and distribution efficiencies and convenience for our guests. Both of our brands have strong brand affinity in our core markets as evidenced by fast-casual and quick-service segment-leading average annual sales volumes, as noted above. Pollo Tropical produces high restaurant-level operating margins and, with sales stabilization and growth and effective cost management, we anticipate Taco Cabana will produce higher restaurant-level operating margins in the future.
Growth Strategies
Our long-term strategy is focused on profitably building our base business, growing new distribution channels, including catering, delivery, licensed and franchised locations, and development of new restaurants.
Our strategies for growth primarily include:
Increase Comparable Restaurant Sales. We experienced a decrease in comparable restaurant sales in 2019 which we believe is attributable to a decline in comparable restaurant transactions due in part to challenging market and industry conditions, discounted pricing and, for Pollo Tropical, the negative impact of Hurricane Dorian, partially offset by menu price increases and the introduction of higher priced shareables in 2019. We simplified the Taco Cabana menu in the fourth quarter of 2019 to improve execution. The menu simplification efforts included removal of certain menu items and limited other items to certain dayparts. While the menu simplification improved guest satisfaction and reduced order cycle times, the reduced menu resulted in a greater than anticipated transaction decline. We intend to carefully re-introduce select items to the menu and expand dayparts in 2020 to increase sales while maintaining the operational improvements provided by the menu simplification. We experienced an increase in comparable restaurant sales in 2018 which we believe is attributable to the Plan, pricing, and the comparison to 2017 which included the negative impact related to Hurricanes Harvey and Irma (the "Hurricanes"), partially offset by market and industry conditions and, in the case of Taco Cabana, a transitioning guest base due to the repositioning of the brand with higher quality offerings at reasonable prices and the elimination of deep discounting. We experienced a decline in comparable restaurant sales in 2016 and 2017 which we believe was attributable to challenging market and industry conditions and opportunities for improvement at both brands that were addressed as part of the Plan. In addition, 2017 was further negatively impacted by reduced media over several consecutive months while we implemented key aspects of the Plan as well as the impact of the Hurricanes. We experienced an increase in comparable restaurant sales at each brand in 2011 through 2015 and we are focused on increasing comparable restaurant sales in the future by attracting new customers and increasing guest frequency through the following strategies:

•
Focus on consistency of operations and food quality: We believe high quality food and hospitality, a comfortable ambience, and reasonable prices result in an enjoyable guest experience, which drives loyalty and guest frequency. We have improved systems, processes and equipment, added incremental labor in our restaurants, implemented tighter management spans of control and enhanced our field leadership teams, and we continue to focus on improving systems and processes to ensure consistency of operations at both brands. During 2017, we improved over 90 percent of our recipes with higher quality, fresh ingredients. In addition, supply chain and food preparation processes have been implemented at both brands to ensure high quality, freshness and consistency of our food, which we believe are critical components to the continued success of our brands.

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

•
Focus on effective advertising to highlight our everyday value proposition: Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic system-wide promotions, outdoor marketing including billboards, in-restaurant promotions, local trade area marketing, social media, digital and web-based marketing and other strategies, including the use of radio and television advertising and limited-time offer menu item and value promotions. In 2019, we hired our first Fiesta Chief Marketing Officer to continue refining our advertising and media strategies to reinforce the key attributes of our brands which include high quality, freshly-prepared food, an enhanced guest experience, everyday value, convenience and new limited time menu offerings. In addition, we introduced new email and app-based loyalty programs at Pollo Tropical (My Pollo™) and Taco Cabana (My TC™) in 2018 to further connect with our guests to build affinity and frequency. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical's advertising expenditures were 3.4% in 2019, 3.5% in 2018 and 4.4% in 2017. As a percentage of Taco Cabana restaurant sales, Taco Cabana's advertising expenditures were 3.6% in 2019, 3.4% in 2018 and 3.3% in 2017.

•
Grow our off-premise sales: The inclusion of portable menu items, such as wraps, sandwiches, bowls and salads, as well as home meal replacement and family meals, and an increased focus on catering and delivery will continue to be a key focus for both brands as we look to capture more off-premise meal occasions which we believe may be significant. In 2018, we invested in catering resources utilizing dedicated leadership and enhanced digital capabilities, enhanced online ordering, and smart phone apps. In late 2018, we began deploying our portable point-of-sale tablets which accept payment to improve speed of service and throughput in our drive-thru lanes. We recently began working with a third party to improve our mobile apps and enhance our digital connections and interactions to grow our digital business and create experiences that minimize friction within our digital platforms including creating state of the art mobile apps. In 2019, we invested in our catering business by adding dedicated catering sales managers and catering online ordering capabilities, we partnered with a third-party delivery partner to provide delivery services, and we created Rapid Pickup for online orders at Pollo Tropical. We intend to expand our third-party delivery partnerships to include delivery through multiple delivery service providers for both brands and enhance our online ordering capabilities in 2020.

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

Non-Traditional License and International Franchise Development. We are updating our Pollo Tropical franchise disclosure documents each year to support potential franchise growth in the future. We are currently primarily focused on growing non-traditional domestic licensed locations on university campuses and non-traditional licensed locations in airports and highway rest stops, while modestly growing international locations with quality operators.
Improve Profitability and Optimize Our Infrastructure. We believe that our large restaurant base, skilled management team, operating systems, technology initiatives and training and development programs support our strategy of enhancing operating efficiencies while prudently growing our restaurant base. We continue to focus on maximizing cost efficiencies, including, among other things, implementing profit enhancement initiatives focused on food and labor costs, leveraging our purchasing power and enhancing our supply chain to optimize costs while delivering a high-quality guest experience with consistency. Our restaurant-level profitability at Pollo Tropical is very competitive within the restaurant industry segments in which we compete. We believe Taco Cabana will become more competitive within the restaurant industry segments in which we compete over time through growing comparable restaurant sales and traffic, other margin improvement initiatives, simplifying our operating platform and improved execution.
Develop New Restaurants. We believe that we have opportunities to develop additional Pollo Tropical and Taco Cabana restaurants in Florida and Texas, respectively, as well as potential future expansion opportunities in other regions of the United States that match our site selection criteria. Our development plans for Pollo Tropical in 2020 will be focused on a small number of company-owned high return opportunities in core Florida markets and franchised non-traditional new units through third-party service partners. During 2020, we plan to complete brand repositioning and operating model refinements for Pollo Tropical that we believe will enable future geographic expansion through both company-owned and franchised locations. We will open one new Taco Cabana restaurant in 2020 (for which construction started in 2019), although our primary focus in 2020 will be on improving existing unit AUV's and margins and simplifying the operating model for Taco Cabana. We plan to re-evaluate future development efforts for Taco Cabana in 2021.
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

	Pollo Tropical	Taco Cabana
Interior costs and signage	$0.6 million to $0.9 million	$0.4 million to $0.6 million
Exterior costs	$1.2 million to $1.6 million	$0.6 million to $1.4 million
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
Competition
The restaurant industry is highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with many national and regional quick service, fast casual, and in some cases casual dining restaurant chains, as well as locally owned restaurants. We also compete with delivered meal solutions, convenience stores, grocery stores and other restaurant retailers.
We believe that:

•	product quality and taste;

•	brand differentiation and recognition;

•	convenience of location;

•	speed of service;

•	menu variety;

•	value perception;

•	ambiance;

•	cleanliness; and

•	hospitality
are among the important competitive factors in the fast-casual and quick-service restaurant segments and that our two concepts effectively compete against those categories. Pollo Tropical's competitors include national and regional chicken-based concepts, as well as other concepts. Taco Cabana's competitors include other Mexican-inspired concepts as well as other concepts.

Restaurant Operating Data
Selected restaurant operating data for our two restaurant concepts is as follows:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands) (1)	$2,576	$2,521	$2,331
Average sales transaction	$11.71	$11.63	$11.16
Drive-through sales as a percentage of total sales	46.8%	47.6%	47.9%
Day-part sales percentages:
Lunch	47.4%	47.1%	47.2%
Dinner and late night	52.6%	52.9%	52.8%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands) (1)	$1,812	$1,846	$1,760
Average sales transaction	$10.70	$10.47	$9.43
Drive-through sales as a percentage of total sales	55.1%	55.7%	56.4%
Day-part sales percentages:
Breakfast	23.6%	23.4%	23.5%
Lunch	22.3%	22.3%	21.8%
Dinner	24.9%	24.9%	24.7%
Late night (9pm to midnight)	11.6%	11.8%	11.4%
Afternoon (2pm to 5pm)	13.4%	13.1%	12.7%
Overnight (midnight to 6am)	4.2%	4.5%	5.9%

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
Operations
Management Structure
We conduct substantially all of our operations, training, marketing, real estate, facilities and culinary research and development support functions from our Pollo Tropical division headquarters in Miami, Florida, and our Taco Cabana division headquarters in San Antonio, Texas. The management structure of Pollo Tropical consists of our President of Pollo Tropical, Richard Stockinger, who also serves as our President and Chief Executive Officer of Fiesta, and has over 30 years of experience in the restaurant industry, and one Senior Vice President of Operations who is supported by five Regional Directors and 19 District Managers. The management structure of Taco Cabana consists of a President of Taco Cabana, a position which is currently open, and one Vice President of Operations who is supported by five Regional Directors and 23 District Managers. We have initiated an external search to fill the vacancy created following the recent departure of Taco Cabana's President announced on February 26, 2020. The Pollo Tropical and Taco Cabana Presidents are supported by a number of divisional and corporate executives with responsibility for operations, marketing, guest engagement, product development, purchasing, human resources, training, real estate and finance. For each of our brands, a district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants or held an equivalent position to district manager at a competing restaurant concept. District managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are supervised by a salaried restaurant or general manager and one to three salaried assistant managers and one to eight hourly shift leaders.
Our executive management functions are primarily conducted from our offices in Dallas, Texas and Miami, Florida. Our management team is led by Richard Stockinger, who serves as our President and Chief Executive Officer, Dirk Montgomery serves as our Senior Vice President, Chief Financial Officer and Treasurer, Louis DiPietro serves as our Senior Vice President, Chief Legal Officer and Corporate Secretary, Anthony Dinkins serves as our Senior Vice President, Chief Human Resources Officer, Hope Diaz serves as our Senior Vice President and Chief Marketing Officer, Patricia Lopez Calleja serves as our Senior Vice President of Guest Engagement, and Eladio "Willie" Romeo serves as our Senior Vice President of Restaurant Operations for Pollo Tropical.
Training
We maintain a comprehensive training and development program for all our restaurant personnel and provide both classroom and in-restaurant training for our salaried and hourly team members. Technology enhancements, expansion of leadership development curriculum and newly designed e-learning courses complement the recent introduction of a new Learning Management System platform to focus our team members on system-wide operating procedures by position, food preparation methods and guest service standards.
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
In all corporate-owned restaurants, we use computerized management information systems, which we believe are scalable to support potential future growth plans. We use touch-screen point-of-sale (POS) systems designed specifically for the restaurant industry that facilitate accuracy and speed of order taking, are user-friendly, require limited cashier training, improve speed-of-service through the use of conversational order-taking techniques, and provide appropriate audit trails. The POS systems are integrated with above-store enterprise applications that are designed to facilitate financial and management control of our restaurant operations. All products sold and related prices at our restaurants are programmed into the system from our central support office.
We provide in-store access to enterprise systems that assist in labor scheduling and food cost management, allow online ordering from distributors, and reduce managers' administrative time. Critical information from such systems is available in near real-time to our restaurant managers, who are expected to react quickly to trends or situations in their restaurant. Our district managers also receive near real-time information from all restaurants under their control and have access to key operating data on a remote basis. Management personnel at all levels, from the restaurant manager through senior management, utilize key restaurant performance indicators to manage our business.
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
In 2019, we rolled out portable POS tablets with the ability to accept secure payments at both brands to improve speed of service. We also deployed catering to all Taco Cabana locations, allowing customers to place catering orders online. We implemented a number of investments in technology to improve speed of service and accuracy including kitchen display systems with larger screens and improved cooking workflow technology. Catering software was deployed to all Pollo Tropical locations in 2018. In 2018, we also implemented a new human capital management platform, and in 2019 we expanded the platform to include our financial system.
We expect to continue making substantial investments in technology that we believe will drive sales and traffic, as well as improve margins. In 2020, we intend to focus on building a reusable set of interfaces that can be used to quickly implement new customer-facing technologies for mobile sales channels, delivery, and customer relationship management.
Community Social Impact
We are committed to being a deeply responsible company in the communities where we do business. Our focus is on serving high quality food to our guests and contributing positively to the communities where our restaurants are located. This is integral to our business strategy. Our initiatives include:

•	Our chicken is free of hormones and trans-fats and our shrimp is Best Aquaculture certified;

•	Our chicken is sourced from suppliers dedicated to uphold responsible animal welfare practices;

•
We continue to pursue finding more earth-friendly serving and packaging materials for our products including bags that are made from recycled material, are 100% recyclable and reusable and are Rainforest Alliance certified, paper drink cups that are Sustainable Forest Initiative certified and aluminum that contains postindustrial re-processed and post-consumer material;

•	Military veterans are actively recruited to work at our restaurants;

•	We have military appreciation days and we provide discounts to military and first responders;

•	We assist, through our non-profit Fiesta Family Foundation, many of our employees who have personally suffered losses or other hardships; and

•
In 2019, we provided monetary and food donations or volunteered to the following organizations: 88 Blessings, American Red Cross, Baytown Youth Fair and Livestock Association, Boys and Girls Club of America, The Children's Hospital of San Antonio, Dallas Fire and Police Departments, Fundación Amigos Carlos Jimenez, Holocaust Museum Houston, Houston Children's Charity, Houston Fire and Police Departments, Houston SAAFE House, Junior League of Miami, Meals on Wheels, Methodist Hospital and Healthcare San Antonio, Miami Lighthouse for the Blind, Miami Rescue Mission, National Kidney Foundation, Operation Stocking Stuffer, Parkland Buddy Sport, SAMMinistries, San Antonio Food Bank, Susan G. Komen, Voices for Children, and World Central Kitchen.

•
In 2018, we provided monetary and food donations or volunteered to the following organizations: Susan G. Komen, Boys and Girls Club of America, Salvation Army, Sandra DeLucca Development Center, Juvenile Diabetes Research Foundation, Children's Hospitals of Texas, Houston Food Bank, Austin Central Texas Food Bank, El Pasoans Fighting for Hunger Food Bank, San Antonio Food Bank, San Antonio Haven for Hope and Madison on Marsh Nursing Home; we provided hundreds of hot meals to local police, FBI, first responders and local residents in need after the Parkland, Florida shooting tragedy; hundreds of hot meals were provided to first responders, victims, elderly residents and others in Texas and in Florida in the aftermath of the Hurricanes.

As a result of these initiatives, we believe we deliver benefits to our stakeholders, including employees, business partners, customers, suppliers, stockholders, community members, and others.
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
For both our Pollo Tropical and Taco Cabana restaurants, we have service agreements with our primary distributors of food and paper products. Performance Food Group, Inc., is our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 27, 2024. We also currently rely on six suppliers for chicken for our Pollo Tropical and Taco Cabana restaurants under agreements that expire on December 31, 2020.
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
Continued Commitment to Strong Governance
We declassified our board of directors so that beginning at our 2019 Annual Meeting of Stockholders, our entire board of directors stands for re-election for a one-year term. Additionally, in 2018, our board of directors adopted a mandatory maximum age of 75 for any director nominee.
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
Employees
As of December 29, 2019, we employed approximately 10,480 persons, of which approximately 210 were corporate and administrative personnel and approximately 10,270 were restaurant operations and other supervisory personnel. None of our employees are covered by collective bargaining agreements. We believe that overall relations with our employees are good.
Availability of Information
We file annual, quarterly and current reports and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
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
The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low- and medium-priced fare. We also compete with delivered meal solutions, convenience stores, grocery stores and other restaurant retailers.
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

•	increased labor costs, including higher wages, unemployment insurance, minimum wage, unionization of restaurant employees and overtime requirements;

•	increases in the cost of providing healthcare and related benefits to employees, including the impact of the Affordable Care Act;

•	costs related to remaining competitive and current with regard to new technologies in our restaurants such as loyalty programs, gift cards, online ordering and credit card security; and

•	regional weather conditions including hurricanes, windstorms and flooding, and other natural disasters.

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
We obtain a significant portion of our revenues from the sale of foods that are characterized as tropical- and Mexican-inspired and if consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. Additionally, numerous companies in the industry have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, fresh, local, clean and all-natural, free from artificial ingredients, minimally processed, low in calories and low in fat content. Our inability to continue to respond to customer demand or changes in customer taste and preferences could require us to change our pricing, marketing, or promotional strategies, which could materially and adversely affect our consolidated financial results or the brand identity that we have created.

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
Our restaurants depend on frequent deliveries of ingredients and other products. For both our Pollo Tropical and Taco Cabana restaurants, we have service agreements with our primary distributors of food and paper products. Performance Food Group, Inc., is our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 27, 2024. We also currently rely on six suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2020. There are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including adverse weather, unanticipated demand, labor or distribution problems, food safety issues by our suppliers or distributors, cost, and the financial health of our suppliers. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, this could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If such actions were to occur, customers could change their dining habits and affected restaurants could experience significant reductions in sales during the shortage or thereafter.
A substantial portion of our senior management team is new, which may pose challenges, and our success may depend on the continued service and availability of key personnel.
Dirk Montgomery and Hope Diaz joined us as Chief Financial Officer and Chief Marketing Officer, respectively, in September 2019, and we added a new Chief Information Officer, John Doyle in December 2019, and Louis DiPietro, our General Counsel, in December 2018. This followed the hiring of our current Chief Executive Officer, Richard Stockinger, in March 2017. These officers have hired, and are expected in the future to hire, a number of new direct reports, and as a result, our senior management team is relatively new and may face challenges working together as a unit, aligning on strategic priorities and objectives, or integrating their new teams with one another. Failure to meet these challenges successfully may adversely impact our operations, business results or long-term growth prospects.
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
Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse impact on our business.
There has been a marked increase in the use of social media platforms and similar devices which allow individuals access to a broad audience of consumers and others. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information's accuracy.
Many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. As part of our marketing efforts, going forward we expect to increasingly rely on social media platforms and search engine marketing to attract and retain guests. We will also increase our investment in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brands. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased employee engagement or brand recognition. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.
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
As of December 29, 2019, all of our Company-owned Pollo Tropical restaurants were located in Florida and all of our Company-owned Taco Cabana restaurants were located in Texas. Therefore, events and conditions specific to these regions, including economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida and Texas, and the tourism industry in Florida, may have a material impact on the success of our restaurants in those locations.
Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and, in more severe cases such as hurricanes, tornadoes or other natural disasters, cause temporary closures, sometimes for prolonged periods, which would negatively impact our restaurant sales. Changes in weather could result in construction delays, interruptions to the availability of utilities, and shortages or interruptions in the supply of food items and other supplies, which could increase our costs. Some climatologists predict that the long-term effects of climate change and global warming may result in more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations.
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
We have encountered and may continue to encounter difficulties developing restaurants outside of our more mature core markets. For example, we closed all Pollo Tropical restaurants in Texas, Tennessee and Georgia over the last three years. We may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. It may be more challenging for us to attract guests to our restaurants in areas where there is a limited or a lack of market awareness of the Pollo Tropical or Taco Cabana brand. Restaurants opened in new markets where we have not reached media efficiency may open at lower sales volumes than restaurants opened in more mature markets, and may have lower restaurant-level operating margins than more mature markets. Sales at restaurants opened in new markets that are not yet media efficient have taken and may continue to take longer to reach average restaurant sales volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment charges. Opening new restaurants in areas in which potential guests may not be familiar with our restaurants may include costs related to the opening and marketing of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer guests than our more established restaurants in existing markets. We may also not open a sufficient number of restaurants in new markets to adequately leverage distribution, supervision and marketing costs. As a result of the foregoing, we cannot ensure that we will be able to successfully or profitably operate our new restaurants outside our existing markets.
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
Under the comprehensive U.S. health care reform law, the Affordable Care Act, changes in the law including the employer mandate and employer penalties may increase our labor costs significantly. While changes in the law, including the imposition of a penalty on individuals who do not obtain health care coverage, have not resulted in significant numbers of additional employees electing to participate in our health care plans, there can be no assurance that this will not change in the future which may increase our health care costs. It is also possible that making changes or failing to make changes in the health care plans we offer will make us less attractive to our current or potential employees. The costs and other effects of these new health care requirements on future periods cannot be determined with certainty and could have a material adverse effect on our results of operations.
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
As of December 29, 2019, a total of 40 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees and the number of franchised restaurants may increase in the future. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our Company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.
Our indebtedness could adversely affect our financial condition.
As of December 29, 2019, we had $77.0 million of outstanding indebtedness comprised of $75.0 million of revolving credit borrowings under our senior credit facility and finance lease obligations of $2.0 million.
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
Major developments on trade relations could have a material adverse effect on our business.
The current political climate has introduced uncertainty with respect to trade policies, tariffs and government regulations impacting trade between the United States and other countries. We source several of our ingredients, paper products and other materials used within our business from suppliers outside of the United States, including Asia, Central America and Mexico. Significant developments in trade relations, such as the imposition of tariffs on items imported by us, could increase our costs and materially and adversely affect our consolidated financial results.
We are subject to all of the risks associated with leasing property subject to long-term non-cancelable leases.
The leases for our restaurant locations generally have initial terms of 10 to 20 years, and typically provide for renewal options in five-year increments as well as for rent escalations. Generally, our leases are "net" leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be obligated to perform our monetary obligations under the applicable lease including, among other things, paying all amounts due for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 29, 2019, we owned or leased the following operating restaurant properties:

	Owned	Leased (1)	Total (2)
Restaurants:
Pollo Tropical	6	136	142
Taco Cabana	6	158	164
Total operating restaurants	12	294	306

(1)	Includes eleven restaurants located in in-line or storefront locations.

(2)	Excludes restaurants operated by our Pollo Tropical and Taco Cabana franchisees.
As of December 29, 2019, we leased 96% of our Pollo Tropical restaurants and 96% of our Taco Cabana restaurants. We typically enter into leases (including renewal options) ranging from 35 to 45 years. The average remaining term for all leases for operating restaurant properties, including renewal options, was approximately 32 years as of December 29, 2019. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
As of December 29, 2019, we had one restaurant under development, 29 closed properties subleased to third parties, 17 closed properties available for sublease, and four owned and closed restaurant properties, of which one has been leased to a third party and three were available for lease (two of which were also available for sale).
In addition to the restaurant locations, we lease approximately 21,000 square feet at 14800 Landmark Boulevard, Suite 500, Dallas, Texas which houses some of our executive offices and certain of our administrative functions. We also lease approximately 19,500 square feet at 7255 Corporate Center Drive, Miami, Florida, which house some of our executive offices and administrative operations for our Pollo Tropical restaurants. Additionally, we lease approximately 10,300 square feet of office space at 1077 Central Parkway South, Suite 600, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants. In addition, we lease an office facility located at 3220 Keller Springs Road, Suite 108, Carrollton, Texas, which is subleased to a third party and an office building at 8918 Tesoro Drive, Suite 200, San Antonio Texas, that is available for sublease.

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

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Select Market under the symbol "FRGI". On February 21, 2020, shares of our common stock outstanding were held by 457 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency.
Dividends
We did not pay any cash dividends during 2019 or 2018. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain the majority of available funds to fund the development and growth of our business or to use for other corporate related purposes such as the repayment of revolving credit borrowings under our senior credit facility. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends and distributions to us from our subsidiaries. Our senior credit facility limits—and debt instruments that we and our subsidiaries may enter into in the future may limit—our ability to pay dividends to our stockholders.
Issuer Purchases of Equity Securities
During the years ended December 30, 2018, and December 29, 2019, our board of directors authorized the repurchase of an aggregate 3.0 million shares of our common stock through the following actions:
•1.5 million shares of common stock were authorized for repurchase on February 26, 2018;
•an additional 0.5 million shares of common stock were authorized for repurchase on August 7, 2019; and
•an additional 1.0 million shares of common stock were authorized for repurchase on November 5, 2019.
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
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 29, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2019 to November 3, 2019	—	$—	—	1,823,105
November 4, 2019 to December 1, 2019	250,000	9.15	250,000	1,573,105
December 2, 2019 to December 29, 2019	66,600	9.49	66,600	1,506,505
Total	316,600	$9.22	316,600

(1)	Shares purchased in open market transactions.
Stock Performance Graph
The following performance graph compares our cumulative total stockholder return on our common stock with the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P Small Cap 600 Restaurant Index. We have elected to use the S&P Small Cap 600 Restaurant Index in compiling our stock performance graph because we believe that index represents a comparison to competitors with similar market capitalization as us. The graph assumes that $100 was invested on December 28, 2014, with dividends reinvested quarterly.
The trading price of our common stock on December 28, 2014, was $58.32 and the closing price of our common stock on December 27, 2019, the last trading day before our fiscal year end date of December 29, 2019, was $9.48.

Total Cumulative Shareholder Returns

	12/28/2014	1/3/2016	1/1/2017	12/31/2017	12/30/2018	12/29/2019
Fiesta Restaurant Group, Inc.	$100.00	$57.61	$51.18	$32.58	$26.13	$16.26
NASDAQ Composite	100.00	105.40	114.75	148.76	143.41	198.30
S&P Small Cap 600 Restaurants	100.00	86.38	92.26	92.27	96.25	108.93
The graph and table above provide the cumulative change of $100.00 invested on December 28, 2014, including reinvestment of dividends, if applicable, for the periods indicated.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the years ended December 29, 2019; December 30, 2018; December 31, 2017; January 1, 2017; and January 3, 2016. The information in the following table should be read together with our audited consolidated financial statements and accompanying notes as of December 29, 2019, and December 30, 2018, and for the years ended December 29, 2019; December 30, 2018; and December 31, 2017, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 of this Annual Report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 29, 2019; December 30, 2018; December 31, 2017; and January 1, 2017, each contained 52 weeks. The fiscal year ended January 3, 2016, contained 53 weeks.

(Dollars in thousands, except share and per share data)	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
Statement of operations data:
Revenues:
Restaurant sales	$658,263	$685,925	$666,584	$708,956	$684,584
Franchise royalty revenues and fees	2,680	2,672	2,548	2,814	2,808
Total revenues	660,943	688,597	669,132	711,770	687,392
Costs and expenses:
Cost of sales	207,453	218,946	202,888	214,609	217,328
Restaurant wages and related expenses (including stock-based compensation expense of $195, $90, $52, $142, and $156, respectively)	179,178	188,131	184,742	185,305	174,222
Restaurant rent expense(1)	47,805	36,034	36,936	37,493	33,103
Other restaurant operating expenses(1)	91,897	100,828	98,927	96,457	87,285
Advertising expense	23,179	23,695	26,091	26,800	21,617
General and administrative (including stock-based compensation expense of $2,649, $3,379, $3,493, $3,141, and $4,137, respectively)	56,195	54,525	59,633	54,826	54,156
Depreciation and amortization	39,195	37,604	34,957	36,776	30,575
Pre-opening costs	972	1,716	2,118	5,511	4,567
Impairment and other lease charges(2)	13,101	21,144	61,760	25,644	2,382
Goodwill impairment	67,909	—	—	—	—
Closed restaurant rent expense, net of sublease income(3)	4,163	—	—	—	—
Other expense (income), net(4)	1,041	(3,007)	2,190	1,130	(314)
Total operating expenses	732,088	679,616	710,242	684,551	624,921
Income (loss) from operations	(71,145)	8,981	(41,110)	27,219	62,471
Interest expense	3,872	3,966	2,877	2,171	1,889
Income (loss) before income taxes	(75,017)	5,015	(43,987)	25,048	60,582
Provision for (benefit from) income taxes	9,369	(2,772)	(7,755)	8,336	22,046
Net income (loss)	$(84,386)	$7,787	$(36,232)	$16,712	$38,536

Per share data:
Earnings (loss) per common share—basic	$(3.18)	$0.29	$(1.35)	$0.62	$1.44
Earnings (loss) per common share—diluted	(3.18)	0.29	(1.35)	0.62	1.44
Weighted average shares outstanding:
Weighted average common shares outstanding—basic	26,500,356	26,890,577	26,821,471	26,682,227	26,515,029
Weighted average common shares outstanding—diluted	26,500,356	26,894,083	26,821,471	26,689,179	26,522,196
Other financial data:
Net cash provided by operating activities	$65,032	$53,803	$50,820	$80,679	$81,352
Net cash used for investing activities	(39,431)	(52,124)	(55,492)	(81,160)	(87,671)
Net cash provided by (used in) financing activities	(17,446)	(20)	4,075	(604)	6,513
Total capital expenditures	(41,247)	(57,850)	(55,866)	(82,365)	(87,570)

	Year Ended
(Dollars in thousands)	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
Balance sheet data:
Total assets	$568,641	$418,659	$423,313	$441,565	$415,645
Working capital	(24,337)	(2,162)	(18,796)	(19,827)	(15,067)
Long-term debt:
Revolving credit facility	75,000	78,000	75,000	69,900	71,000
Lease financing obligations	—	—	—	1,664	1,663
Finance and capital leases	2,035	1,744	1,523	1,612	1,681
Total long-term debt	$77,035	$79,744	$76,523	$73,176	$74,344

Stockholders' equity	$158,236	$240,059	$231,516	$264,175	$243,982
Operating statistics:
Consolidated:
Restaurant-level Adjusted EBITDA(5)	$108,946	$118,381	$117,462	$148,434	$151,185
Restaurant-level Adjusted EBITDA margin(5)	16.6%	17.3%	17.6%	20.9%	22.1%
Adjusted EBITDA(5)	58,449	67,962	67,445	96,567	101,040
Adjusted EBITDA margin(5)	8.8%	9.9%	10.1%	13.6%	14.7%
Total company-owned restaurants (at end of period)	306	301	312	343	317
Pollo Tropical:
Company-owned restaurants (at end of period)	142	139	146	177	155
Average number of company-owned restaurants	140.4	148.5	159.7	169.8	138.5
Revenues:
Restaurant sales	$361,693	$374,381	$372,328	$399,736	$364,544
Franchise royalty revenues and fees	1,780	1,815	1,787	2,062	2,197
Total revenues	363,473	376,196	374,115	401,798	366,741
Average annual sales per company-owned restaurant(6)	2,576	2,521	2,331	2,354	2,585
Restaurant-level Adjusted EBITDA(5)	77,560	82,066	78,371	90,294	90,374
Restaurant-level Adjusted EBITDA margin(5)	21.4%	21.9%	21.0%	22.6%	24.8%
Adjusted EBITDA(5)	50,560	54,903	50,937	58,286	61,265
Adjusted EBITDA margin(5)	13.9%	14.6%	13.6%	14.5%	16.7%
Change in comparable company-owned restaurant sales(7)	(1.8)%	2.2%	(6.5)%	(1.6)%	3.8%

	Year Ended
(Dollars in thousands)	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
Taco Cabana:
Company-owned restaurants (at end of period)	164	162	166	166	162
Average number of company-owned restaurants	163.7	168.8	167.2	163.3	163.9
Revenues:
Restaurant sales	$296,570	$311,544	$294,256	$309,220	$320,040
Franchise royalty revenues and fees	900	857	761	752	611
Total revenues	297,470	312,401	295,017	309,972	320,651
Average annual sales per company-owned restaurant(6)	1,812	1,846	1,760	1,894	1,920
Restaurant-level Adjusted EBITDA(5)	31,386	36,315	39,091	58,140	60,811
Restaurant-level Adjusted EBITDA margin(5)	10.6%	11.7%	13.3%	18.8%	19.0%
Adjusted EBITDA(5)	7,889	13,059	16,508	38,281	39,775
Adjusted EBITDA margin(5)	2.7%	4.2%	5.6%	12.3%	12.4%
Change in comparable company-owned restaurant sales(7)	(4.1)%	4.5%	(7.3)%	(2.5)%	4.4%

(1)
Due to the adoption of ASC 842, real estate taxes and fixed common area maintenance expenses for leased properties are included in restaurant rent expense for the year ended December 29, 2019 and in other restaurant operating expenses for the year ended December 30, 2018 and prior years.

(2)
Impairment and other lease charges for the year ended December 29, 2019, primarily include impairment charges for 19 Taco Cabana restaurants that were subsequently closed in January 2020, five of which were initially impaired in prior years, as well as previously closed Pollo Tropical restaurants and other underperforming Taco Cabana restaurants that we continue to operate. Net lease charge recoveries for the year ended December 29, 2019, were primarily related to lease terminations for previously closed restaurants. Impairment charges for the year ended December 30, 2018, primarily include impairment charges for 14 Pollo Tropical restaurants that were closed in 2018, two of which were initially impaired in 2017, nine Taco Cabana locations that were closed in 2018, one of which was initially impaired in 2017, and one Pollo Tropical and six Taco Cabana locations that we continued to operate. Other lease charges, net of recoveries, for the year ended December 30, 2018, were primarily related to restaurants that closed in 2018 and net recoveries related to restaurants and an office location that closed in prior years. Impairment charges for the year ended December 31, 2017, primarily include impairment charges for 40 Pollo Tropical restaurants that were closed in 2017, seven of which were initially impaired in 2016, six Taco Cabana restaurants that were closed in 2017, four of which were initially impaired in 2016, two Pollo Tropical restaurants and five Taco Cabana restaurants which we continued to operate and an office location that was closed in December 2017. Other lease charges, net of recoveries, for the year ended December 31, 2017, were related primarily to restaurants and an office location that were closed in 2017 as well as previously closed restaurants. Impairment and other lease charges for the year ended January 1, 2017, primarily include impairment charges for 17 Pollo Tropical restaurants that were closed in 2016 and 2017, and seven Taco Cabana restaurants, four of which were subsequently closed in 2017 and three of which we continued to operate. Other lease charges, net of recoveries, for the year ended January 1, 2017, were related to restaurants closed in 2016 as well as previously closed restaurants. Impairment and other lease charges for the year ended January 3, 2016, primarily include charges related to the closure of two restaurants as well as previously closed restaurants.

(3)
Closed restaurant rent expense, net of sublease income for the year ended December 29, 2019, primarily includes closed restaurant lease costs of $8.2 million partially offset by sublease income of $(4.0) million. As a result of adopting ASC 842, lease costs related to closed restaurants are recorded as closed restaurant rent. These costs were previously recorded as lease charges within impairment and other lease charges when a restaurant closed.

(4)
Other expense (income), net for the year ended December 29, 2019, primarily includes costs for the removal, transfer and storage of equipment from closed restaurants of $0.8 million and the write-off of site development costs of $0.1 million. Other expense (income), net for the year ended December 30, 2018, primarily includes $(3.5) million in insurance recoveries related to the Hurricanes and total gains of $(1.2) million on the sale of three restaurant properties, partially offset by the write-off of site development costs of $0.6 million and severance related to the closure of restaurants and costs for the removal, transfer and storage of equipment from closed restaurants of $1.1 million. Other expense (income), net for the year ended December 31, 2017, primarily includes $2.1 million in costs for the removal of signs and equipment and equipment transfers and storage related to the closure of restaurants and severance for closed restaurant employees, and $0.5 million in food donated to charitable organizations, partially offset by $(0.4) million in additional proceeds received related to two Taco Cabana locations as a result of eminent domain proceedings, $(0.3) million in expected insurance proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire, and $(0.2) million in estimated insurance recoveries related to a restaurant closed due to Hurricane Harvey damage. Other expense (income), net for the year ended January 1, 2017, includes costs for the removal of signs and equipment related to the closure of 10 Pollo Tropical restaurants in the fourth quarter of 2016 partially offset by additional proceeds related to a location that closed in 2015 as a result of an eminent domain proceeding. Other expense (income), net for the year ended January 3, 2016, consisted primarily of a previously deferred gain of $(0.4) million from a sale-leaseback transaction that was recognized upon termination of the lease as a result of an eminent domain proceeding and expected business interruption proceeds of $(0.3) million related to a Pollo Tropical that was temporarily closed due to a fire partially offset by the write-off of site development costs of $0.4 million.

(5)
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

Restaurant-level Adjusted EBITDA is defined as Adjusted EBITDA for the applicable segment excluding franchise royalty revenue and fees, pre-opening costs, and general and administrative expense (including corporate-level general and administrative expenses). Restaurant-level Adjusted EBITDA margin is derived by dividing Restaurant-level Adjusted EBITDA by restaurant sales.
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

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA and Restaurant-level Adjusted EBITDA is presented below:

	Year Ended
(Dollars in thousands)	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
Net income (loss)	$(84,386)	$7,787	$(36,232)	$16,712	$38,536
Provision for (benefit from) income taxes	9,369	(2,772)	(7,755)	8,336	22,046
Income (loss) before taxes	(75,017)	5,015	(43,987)	25,048	60,582
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	39,195	37,604	34,957	36,776	30,575
Impairment and other lease charges	13,101	21,144	61,760	25,644	2,382
Goodwill impairment	67,909	—	—	—	—
Interest expense	3,872	3,966	2,877	2,171	1,889
Closed restaurant rent expense, net of sublease income	4,163	—	—	—	—
Other expense (income), net	1,041	(3,007)	2,190	1,130	(314)
Stock-based compensation expense in restaurant wages	195	90	52	142	156
Unused pre-production costs in advertising expense(a)	—	—	410	—	—
Total non-general and administrative expense adjustments	129,476	59,797	102,246	65,863	34,688
General and administrative expense adjustments:
Stock-based compensation expense	2,649	3,379	3,493	3,141	4,137
Terminated capital project(b)	—	—	849	—	—
Board and shareholder matter costs(c)	—	(597)	3,049	1,580	—
Restructuring costs and retention bonuses(d)	964	545	2,420	86	—
Office restructuring and relocation costs(e)	—	—	(152)	539	—
Legal settlements and related costs(f)	—	(177)	(473)	310	1,633
Digital and brand repositioning costs(g)	377	—	—	—	—
Total general and administrative expense adjustments	3,990	3,150	9,186	5,656	5,770
Consolidated Adjusted EBITDA	58,449	67,962	67,445	96,567	101,040
Add:
Pre-opening costs	972	1,716	2,118	5,511	4,567
General and administrative(h)	52,205	51,375	50,447	49,170	48,386
Less:
Franchise royalty revenue and fees	2,680	2,672	2,548	2,814	2,808
Restaurant-level Adjusted EBITDA:
Pollo Tropical	$77,560	$82,066	$78,371	$90,294	$90,374
Taco Cabana	31,386	36,315	39,091	58,140	60,811
Consolidated	108,946	118,381	117,462	148,434	151,185

(a)	Unused pre-production costs for the year ended December 31, 2017, include costs for advertising pre-production that will not be used.

(b)	Terminated capital project costs for the year ended December 31, 2017, include costs related to the write-off of a capital project that was terminated in the first quarter of 2017.

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

(d)
Restructuring costs and retention bonuses for the years ended December 29, 2019, and January 1, 2017, include severance related to eliminated positions. Restructuring costs and retention bonuses for the years ended December 30, 2018, and December 31, 2017, include severance related to the Strategic Renewal Plan and reduction in force and bonuses paid to certain employees for retention purposes.

(e)
Office restructuring and relocation costs for the years ended December 31, 2017, and January 1, 2017, include severance and relocation adjustments and costs associated with the prior-year restructuring of Pollo Tropical brand and corporate offices.

(f)
Legal settlements and related costs for the year ended December 30, 2018, include reductions to final settlement amounts related to litigation matters. Legal settlements and related costs for the years ended December 31, 2017; January 1, 2017; and January 3, 2016, include benefits or costs related to litigation matters.

(g)	Digital and brand repositioning costs for the year ended December 29, 2019, include consulting costs related to repositioning the digital experience for our customers.

(h)	Excludes general and administrative adjustments included in Adjusted EBITDA

(6)
Average annual sales per company-owned restaurant are derived by dividing restaurant sales for the applicable segment by the average number of company-owned and operated restaurants. For comparative purposes, the calculation of average annual sales per company-owned restaurant is based on a 52-week fiscal year. Restaurant sales data for the extra week in the fiscal year ended January 3, 2016, have been excluded for purposes of calculating average annual sales per company-owned restaurant.

(7)
Restaurants are included in comparable restaurant sales after they have been open for 18 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week fiscal year. Restaurant sales for the extra week in the fiscal year ended January 3, 2016, have been excluded for purposes of calculating the change in comparable company-owned restaurant sales.

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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 29, 2019; December 30, 2018; and December 31, 2017, each contained 52 weeks.

Company Overview
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which recently celebrated 30th and 40th anniversaries, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared tropical-inspired menu items, while our Taco Cabana restaurants specialize in Mexican-inspired food made fresh by hand. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of December 29, 2019, our restaurants included 142 Pollo Tropical restaurants in Florida and 164 Taco Cabana restaurants in Texas for a total of 306 restaurants.
We franchise our Pollo Tropical restaurants primarily in international markets, and as of December 29, 2019, we had 25 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, and the Bahamas, and six on college campuses and one at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of December 29, 2019, we had six franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.

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
As a result of adopting this standard, substantially all previously deferred gains on sale-leaseback transactions were recognized as an adjustment to retained earnings and we will no longer receive the benefit to rent expense from amortizing these gains resulting in higher rent expense being recognized each period over the life of the respective leases. Additionally, prior to the adoption of ASC 842, we recorded closed restaurant reserves representing future minimum lease payments and ancillary costs from the date of the restaurant closure to the end of the remaining lease term net of estimated sublease recoveries when a restaurant closed, recorded expense related to accretion of the reserve each period, and recorded subsequent changes in the assumptions related to the sublease income to expense in the period in which the assumption changed. The subsequent closed restaurant rent payments were recorded as a reduction to the closed restaurant reserves, with no rent related expense being recorded in the period. As a result of adopting ASC 842, accrued rent included in these closed restaurant reserves was recorded as a reduction to operating lease right-of-use assets, and rent expense (the straight-line amortization of the right-of-use assets and accretion of the lease liability) related to closed restaurants is now included within closed restaurant rent expense, net of sublease income in the consolidated statement of operations each period. The comparative period information has not been restated and continues to be reported under the accounting standard in effect for that period.

For the twelve months ended December 29, 2019, the adoption of ASC 842 had the following impact:

•	Reduced both Adjusted EBITDA and Restaurant-level Adjusted EBITDA (a non-GAAP financial measure) for Pollo Tropical by $1.5 million; and

•	Reduced both Adjusted EBITDA and Restaurant-level Adjusted EBITDA (a non-GAAP financial measure) for Taco Cabana by $1.9 million.

•	Resulted in the recognition of additional rent related expense for closed restaurant locations of approximately $1.6 million for Pollo Tropical.

•	Resulted in the recognition of additional rent related expense for closed restaurant locations of approximately $0.4 million for Taco Cabana.
We recognized closed restaurant rent expense, net of sublease income, for the twelve months ended December 29, 2019, of approximately $3.3 million and $0.9 million for Pollo Tropical and Taco Cabana, respectively. However, we did not recognize lease charges for subsequent changes in assumptions related to the timing of future sublease income.
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
Restaurant Closures and Impairment
As a result of restaurant portfolio reviews, we closed all Pollo Tropical locations outside of Florida and other underperforming Pollo Tropical and Taco Cabana restaurants in Florida and Texas during the past three years as well as an additional 19 underperforming Taco Cabana restaurants in January 2020.
Impairment and other lease charges for the twelve months ended December 29, 2019, were $13.1 million and included impairment charges of $14.0 million and net lease charge recoveries of $(0.9) million. The impairment charges were primarily with respect to 19 Taco Cabana restaurants that were subsequently closed in January 2020, five of which were initially impaired in prior years, as well as previously closed Pollo Tropical restaurants and other underperforming Taco Cabana restaurants that we continue to operate, while the net lease charge recoveries were primarily related to lease terminations for previously closed restaurants.
Impairment and other lease charges for the twelve months ended December 30, 2018, were $21.1 million and included (i) impairment charges of $17.1 million and lease and other charges of $2.1 million primarily with respect to the 14 Pollo Tropical and nine Taco Cabana restaurants that were closed in the fourth quarter of 2018, three of which were initially impaired in 2017, and adjustments to estimates of future lease costs for certain previously closed restaurants, and (ii) impairment charges of $1.9 million related to seven underperforming Pollo Tropical and Taco Cabana restaurants that we continued to operate.
Impairment and other lease charges for the twelve months ended December 31, 2017, were $61.8 million and included impairment charges of $54.2 million and lease and other charges of $7.5 million primarily with respect to the 40 Pollo Tropical and six Taco Cabana restaurants that were closed in 2017, an office location that was closed in 2017, and two Pollo Tropical restaurants and five Taco Cabana restaurants that we continued to operate.
For the twelve months ended December 29, 2019, the 19 closed Taco Cabana restaurants contributed approximately $24.5 million in restaurant sales and an estimated $4.2 million in restaurant-level pre-tax operating losses, including $2.0 million in depreciation expense, and negatively impacted comparable restaurants sales by 0.4%.
Deferred Income Tax Valuation Allowance
Accounting Standards Codification Topic 740 Accounting for Income Taxes requires a valuation allowance on deferred tax assets if it is more likely than not that the deferred tax assets will not be realized based on all available positive and negative evidence. In 2019, we established a valuation allowance against our deferred tax assets, which resulted in a $13.5 million charge to the provision for income taxes.

Executive Summary—Consolidated Operating Performance for the Year Ended December 29, 2019
Our fiscal year 2019 results include the following:

•
We recognized a net loss of $(84.4) million in 2019, or $(3.18) per diluted share, compared to net income of $7.8 million, or $0.29 per diluted share in 2018, due to a $67.9 million goodwill impairment charge for the Taco Cabana reporting unit, a $13.5 million valuation allowance on our deferred income tax assets, the adoption of ASC 842 discussed above, and higher depreciation and amortization and general and administrative expenses, partially offset by lower cost of sales, restaurant wages and related expenses and restaurant impairment and other lease charges in 2019. In addition, the impact of declines in comparable restaurant sales at both brands, including the impact of Hurricane Dorian at Pollo Tropical, contributed to the decrease in net income in 2019 while net income in 2018 included the benefit of $3.5 million in insurance recoveries related to 2017 Hurricanes Harvey and Irma ("the Hurricanes"), total gains of $1.2 million on the sale of three restaurants and a $4.0 million incremental tax benefit which was primarily the result of changing the depreciation method for certain assets for federal income tax purposes in 2018.

•
Total revenues decreased 4.0% in 2019 to $660.9 million from $688.6 million in 2018, driven primarily by a decrease in comparable restaurant sales at both brands, and the net impact of opening new restaurants and closing 14 underperforming Pollo Tropical restaurants and 11 underperforming Taco Cabana restaurants in 2018. Comparable restaurant sales decreased 1.8% for our Pollo Tropical restaurants resulting from a decrease in comparable restaurant transactions of 2.4% partially offset by an increase in average check of 0.6%. We estimate that Hurricane Dorian, which resulted in temporary restaurant closures, negatively impacted comparable restaurant sales for Pollo Tropical by approximately 0.4%. Comparable restaurant sales decreased 4.1% for our Taco Cabana restaurants resulting from a decrease in comparable restaurant transactions of 5.7% partially offset by an increase in average check of 1.6%.

•	During 2019, we opened three new Pollo Tropical restaurants and three new Taco Cabana restaurants and permanently closed one Taco Cabana restaurant.

•
Consolidated Adjusted EBITDA decreased $9.5 million (which includes the negative impact of a $3.3 million increase in rent expense as a result of adopting ASC 842) for the twelve months ended December 29, 2019, to $58.4 million compared to $68.0 million for the twelve months ended December 30, 2018, driven primarily by lower restaurant sales, including the impact of Hurricane Dorian, higher rent expense as a result of adopting ASC 842, higher delivery fees, and higher general and administrative expenses (including executive search fees of $0.5 million), partially offset by improved restaurant operating margins related to lower cost of sales and restaurant wages. We estimate that Hurricane Dorian, which resulted in temporary restaurant closures, negatively affected Pollo Tropical and Consolidated Adjusted EBITDA by approximately $0.6 million. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants in each fiscal year:

	2019			2018			2017
	Owned	Franchised	Total	Owned	Franchised	Total	Owned	Franchised	Total
Pollo Tropical:
Beginning of year	139	30	169	146	31	177	177	35	212
New	3	2	5	7	—	7	9	3	12
Closed	—	—	—	(14)	(1)	(15)	(40)	(7)	(47)
End of year	142	32	174	139	30	169	146	31	177

Taco Cabana:
Beginning of year	162	8	170	166	7	173	166	7	173
New	3	—	3	7	1	8	6	—	6
Closed	(1)	—	(1)	(11)	—	(11)	(6)	—	(6)
End of year	164	8	172	162	8	170	166	7	173

The following table sets forth, for the years ended December 29, 2019; December 30, 2018; and December 31, 2017, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017	December 29, 2019	December 30, 2018	December 31, 2017	December 29, 2019	December 30, 2018	December 31, 2017
	Pollo Tropical			Taco Cabana			Consolidated
Restaurant sales:
Pollo Tropical							54.95%	54.58%	55.86%
Taco Cabana							45.05%	45.42%	44.14%
Consolidated restaurant sales							100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.8%	32.9%	31.6%	31.1%	30.8%	29.0%	31.5%	31.9%	30.4%
Restaurant wages and related expenses	23.5%	23.2%	23.8%	31.8%	32.5%	32.7%	27.2%	27.4%	27.7%
Restaurant rent expense	6.1%	4.7%	5.1%	8.7%	6.0%	6.1%	7.3%	5.3%	5.5%
Other restaurant operating expenses	13.8%	13.8%	14.2%	14.2%	15.8%	15.7%	14.0%	14.7%	14.8%
Advertising expense	3.4%	3.5%	4.4%	3.6%	3.4%	3.3%	3.5%	3.5%	3.9%
Pre-opening costs	0.1%	0.2%	0.3%	0.2%	0.3%	0.3%	0.1%	0.3%	0.3%
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
Total revenues decreased 4.0% to $660.9 million in 2019 from $688.6 million in 2018, while the 2018 total revenues represent an increase of 2.9% from $669.1 million in 2017. Restaurant sales also decreased 4.0% to $658.3 million in 2019 from $685.9 million in 2018, while 2018 restaurant sales represent an increase of 2.9% from $666.6 million in 2017.
The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana (in millions):

	2019 vs. 2018	2018 vs. 2017
Pollo Tropical:
Increase (decrease) in comparable restaurant sales	$(6.3)	$7.6
Decrease in sales related to closed restaurants, net of new restaurants	(6.4)	(5.5)
Total increase (decrease)	$(12.7)	$2.1

Taco Cabana:
Increase (decrease) in comparable restaurant sales	$(12.0)	$12.7
Increase (decrease) in sales related to closed restaurants, net of new restaurants	(3.0)	4.6
Total increase (decrease)	$(15.0)	$17.3
Restaurants are included in comparable restaurant sales after they have been open for 18 months. Comparable restaurant sales in 2017 for both brands were negatively impacted by the Hurricanes.
Comparable restaurant sales decreased 1.8% and 4.1% for Pollo Tropical and Taco Cabana restaurants, respectively, in 2019. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by menu price increases net of discounts and promotions and sales mix.

For Pollo Tropical, a decrease in comparable restaurant transactions of 2.4% was partially offset by an increase in average check of 0.6% in 2019 compared to 2018. The increase in average check was driven primarily by menu price increases of 1.6%, partially offset by discounted pricing for Pollo Time. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.9% in 2019 compared to 2018. In addition, we estimate that Hurricane Dorian negatively impacted comparable restaurant sales for Pollo Tropical by approximately 0.4%.
For Taco Cabana, a decrease in comparable restaurant transactions of 5.7% was partially offset by an increase in average check of 1.6% in 2019 compared to 2018. The increase in average check was driven primarily by menu price increases of 2.0% and the introduction of higher priced shareables in 2019 partially offset by sales mix. We simplified the Taco Cabana menu in the fourth quarter of 2019 to improve execution. The menu simplification efforts included removal of certain menu items and limited other items to certain dayparts. While the menu simplification improved guest satisfaction and reduced order cycle times, the reduced menu resulted in a greater than anticipated transaction decline. We intend to carefully re-introduce select items to the menu and expand dayparts in the first quarter of 2020 to increase sales while maintaining the operational improvements provided by the menu simplification.
We believe comparable sales at both brands were impacted by challenging industry and market conditions in the markets in which we operate.
Comparable restaurant sales increased 2.2% and 4.5% for Pollo Tropical and Taco Cabana restaurants, respectively, in 2018. In 2017, Florida and Texas were struck by the Hurricanes. We estimate that the Hurricanes negatively impacted comparable restaurant sales and transactions by approximately 1.0% to 2.0% for Pollo Tropical, and approximately 0.5% to 1.0% for Taco Cabana for the twelve months ended December 31, 2017. The effect of the Hurricanes in 2017 had a positive impact on 2018 comparable restaurant sales increases, which did not include a significant hurricane impact.
For Pollo Tropical, an increase in average check of 4.3% was partially offset by a decrease in comparable restaurant transactions of 2.1% in 2018 compared to 2017. The increase in average check was driven primarily by menu price increases of 4.2%. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.4% in 2018.
For Taco Cabana, an increase in average check of 10.4% was partially offset by a decrease in comparable restaurant transactions of 5.9% in 2018 compared to 2017. The increase in average check was driven primarily by menu price increases of 6.7% and positive sales mix associated with higher priced promotions and new menu items related to brand repositioning.
Franchise revenues remained flat in 2019 compared to 2018. Franchise revenues increased by $0.1 million to $2.7 million in 2018 compared to 2017 due to higher sales at franchised restaurants in 2018.
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
Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are utilities, repairs and maintenance, general liability insurance, sanitation, supplies and credit card and delivery fees. In addition, for periods prior to December 31, 2018, other restaurant operating expenses include real estate taxes related to our leases characterized as operating leases.
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

	2019 vs. 2018	2018 vs. 2017
Pollo Tropical:
Cost of sales(1):
Menu offering improvement and impact of commodity costs	(1.5)%	1.2%
Operating (efficiencies) inefficiencies	(0.6)%	0.3%
Menu price increases	(0.5)%	(1.4)%
Sales mix	1.1%	1.1%
Higher promotions and discounts	0.4%	—%
Other	—%	0.1%
Net (decrease) increase in cost of sales as a percentage of restaurant sales	(1.1)%	1.3%

Restaurant wages and related expenses:
Higher labor costs for comparable restaurants(1)(2)	0.7%	0.3%
Lower labor costs due to restaurant closures, net of new restaurants(3)	(0.5)%	(0.8)%
Other	0.1%	(0.1)%
Net increase (decrease) in restaurant wages and related expenses as a percentage of restaurant sales	0.3%	(0.6)%

Other operating expenses:
Real estate tax classification(4)	(1.0)%	—%
Contracted cleaning services	0.5%	—%
Higher delivery fees	0.4%	—%
Hurricane preparation and repair cost recovery	—%	(0.2)%
Lower real estate taxes(3)	—%	(0.1)%
Other	0.1%	(0.1)%
Net change (decrease) in other restaurant operating expenses as a percentage of restaurant sales	—%	(0.4)%

Advertising expense:
Decreased advertising(5)	(0.1)%	(0.9)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.1)%	(0.9)%

Pre-opening costs:
Decrease in number of restaurant openings	(0.1)%	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%	(0.1)%

(1)	Includes costs related to the Plan in 2018 and 2017.

(2)	Includes the impact of higher wage rates and overtime due to labor shortages.

(3)	Includes the impact of restaurant closures in 2018 compared to 2017.

(4)	Due to the adoption of ASC 842, real estate taxes are included in rent expense in 2019 and in other operating expenses in 2018.

(5)	Includes the impact of a one-time write-off of unused pre-production costs in 2017.

	2019 vs. 2018	2018 vs. 2017
Taco Cabana:
Cost of sales(1):
Menu offering improvement and higher commodity costs	1.0%	2.5%
Higher (lower) promotions and discounts	0.5%	(0.2)%
Menu price increases	(0.6)%	(2.2)%
Sales mix	(0.5)%	0.8%
Operating inefficiencies	—%	0.6%
Lower rebates and discounts	—%	0.2%
Other	(0.1)%	0.1%
Net increase in cost of sales as a percentage of restaurant sales	0.3%	1.8%

Restaurant wages and related expenses:
(Lower) higher incentive bonus costs	(0.4)%	0.3%
Lower labor costs(2)	(0.2)%	—%
Impact of higher sales at comparable restaurants(3)	—%	(0.5)%
Higher medical benefit costs	—%	0.1%
Other	(0.1)%	(0.1)%
Net decrease in restaurant wages and related expenses as a percentage of restaurant sales	(0.7)%	(0.2)%

Other operating expenses:
Real estate tax classification(4)	(1.7)%	—%
Lower security costs	(0.2)%	—%
Lower utility costs	(0.1)%	(0.2)%
Higher repairs and maintenance	0.3%	—%
Higher delivery fees	0.2%	—%
Lower insurance costs	—%	(0.1)%
Higher real estate taxes	—%	0.1%
Higher operating supplies(1)	—%	0.2%
Other	(0.1)%	0.1%
Net (decrease) increase in other restaurant operating expenses as a percentage of restaurant sales	(1.6)%	0.1%

Advertising expense:
Increased advertising	0.2%	0.1%
Net increase in advertising expense as a percentage of restaurant sales	0.2%	0.1%

Pre-opening costs:
Decrease in number of restaurant openings	(0.1)%	—%
Net change in pre-opening costs as a percentage of restaurant sales	(0.1)%	—%

(1)	Includes costs related to the Plan in 2018 and 2017.

(2)	Improved staffing utilization, partially offset by higher wage rates and overtime due to labor shortages and the impact of closed restaurants net of new restaurant openings in 2019.

(3)	Includes the impact of higher wage rates and an increase in overtime hours in 2018.

(4)	Due to the adoption of ASC 842, real estate taxes are included in rent expense in 2019 and in other operating expenses in 2018.

Consolidated Restaurant Rent Expense. Beginning December 31, 2018, restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. For periods prior to the adoption of ASC 842 on December 31, 2018, restaurant rent expense included base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 7.3% in 2019 from 5.3% in 2018, due primarily to a $3.3 million increase in rent expense as a result of no longer amortizing gains on sale-leaseback transactions, the inclusion of property taxes and common area maintenance costs related to our leases characterized as operating leases, and the impact of lower comparable restaurant sales. Restaurant rent expense, as a percentage of total restaurant sales, was 5.3% in 2018 compared to 5.5% in 2017, due primarily to the closure of underperforming restaurants in 2017, which generally had higher rent and lower sales and the impact of higher comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses increased to $56.2 million in 2019 from $54.5 million in 2018, and as a percentage of total revenues, were 8.5% in 2019 and 7.9% in 2018 due primarily to the impact of lower total revenues on higher general and administrative expenses including investments in off-premise support in 2019. General and administrative expense in 2019 also included $1.0 million related to restructuring costs due to eliminated or relocated positions, $0.4 million related to digital and brand repositioning costs and $0.5 million related to search fees for senior executive positions. General and administrative expenses in 2018 included $0.5 million related to Plan restructuring costs and retention bonuses, $0.4 million related to discontinuing certain services, $1.0 million related to system implementation and project-oriented advisory services and $1.0 million related to severance costs and executive and board member searches, partially offset by the benefit of fee reductions and final insurance recoveries totaling $0.6 million related to 2017 shareholder activism matters and reductions to final settlement amounts related to a litigation matter of $0.2 million.
General and administrative expenses decreased to $54.5 million in 2018 from $59.6 million in 2017, and as a percentage of total revenues, were 7.9% in 2018 and 8.9% in 2017 due primarily to lower board and shareholder matter costs, incentive compensation and Plan restructuring costs and retention bonuses. General and administrative expenses in 2017 included $3.0 million of costs related to shareholder activism matters and Chief Executive Officer and board member searches, $2.4 million related to Plan restructuring costs and retention bonuses, and $0.8 million in charges for terminated capital projects, partially offset by a benefit of $0.5 million related to litigation matters and a $0.2 million favorable adjustment related to costs associated with the prior-year restructuring of Pollo Tropical brand and corporate offices.
Adjusted EBITDA. Adjusted EBITDA, which is the primary measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense and other expense (income), net and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants.
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
Adjusted EBITDA for Pollo Tropical restaurants decreased to $50.6 million (which includes the negative impact of a $1.5 million increase in rent expense as a result of adopting ASC 842 and the estimated negative impact of Hurricane Dorian of $0.6 million) in 2019 from $54.9 million in 2018 due primarily to the impact of lower restaurant sales, including the impact of Hurricane Dorian, and higher rent expense, contracted cleaning services, delivery fees and general and administrative expenses, partially offset by lower cost of sales as a percentage of restaurant sales. Adjusted EBITDA for our Taco Cabana restaurants decreased to $7.9 million (which includes the negative impact of a $1.9 million increase in rent expense as a result of adopting ASC 842) in 2019 from $13.1 million in 2018 due primarily to the impact of lower restaurant sales and higher rent expense, cost of sales as a percentage of restaurant sales, delivery fees, and general and administrative expenses, partially offset by lower restaurant wages and related expenses as a percentage of restaurant sales.

Adjusted EBITDA for Pollo Tropical restaurants increased to $54.9 million in 2018 from $50.9 million in 2017 due primarily to the impact of the Hurricanes (which we estimate negatively impacted 2017 Adjusted EBITDA by $2.5 million to $3.5 million for Pollo Tropical), higher advertising expenses during the relaunch as part of the Plan and closing unprofitable restaurants in 2017, and higher comparable restaurant sales, partially offset by an increase in cost of sales as a percentage of restaurant sales in 2018. Adjusted EBITDA for our Taco Cabana restaurants decreased to $13.1 million in 2018 from $16.5 million in 2017 due primarily to the impact of higher cost of sales as a percentage of restaurant sales and higher repair and maintenance costs primarily driven by the initiatives under the Plan, higher advertising expenses during the relaunch as part of the Plan, and higher operating supplies and real estate taxes, partially offset by higher comparable restaurant sales due in part to the Hurricanes (which we estimate negatively impacted 2017 Adjusted EBITDA by $0.5 million to $1.5 million for Taco Cabana).
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
Restaurant-level Adjusted EBITDA for Pollo Tropical was $77.6 million (which includes the negative impact of a $1.5 million increase in rent expense as a result of adopting ASC 842 and the estimated negative impact of Hurricane Dorian of $0.6 million), $82.1 million, and $78.4 million in 2019, 2018, and 2017, respectively. Restaurant-level Adjusted EBITDA for Taco Cabana was $31.4 million (which includes the negative impact of a $1.9 million increase in rent expense as a result of adopting ASC 842), $36.3 million, and $39.1 million in 2019, 2018, and 2017, respectively. The changes in Restaurant-level Adjusted EBITDA were primarily due to the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense increased to $39.2 million in 2019 from $37.6 million in 2018 primarily as a result of increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets. Depreciation and amortization expense increased to $37.6 million in 2018 from $35.0 million in 2017 primarily as a result of increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $13.1 million in 2019 from $21.1 million in 2018. Impairment and other lease charges in 2019 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $0.8 million and $13.2 million, respectively, and net lease charge recoveries for Pollo Tropical and Taco Cabana restaurants of $(0.8) million and $(0.1) million, respectively. Impairment charges in 2019 also included right-of-use assets and were related primarily to 19 Taco Cabana restaurants that were subsequently closed in January 2020, five of which were initially impaired in prior years, as well as previously closed Pollo Tropical restaurants and other underperforming Taco Cabana restaurants that we continue to operate, while the net lease charge recoveries were related primarily to lease terminations for previously closed restaurants.
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
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related trailing twelve-month cash flows are below a certain threshold. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets, exclusive of operating lease payments, to their respective carrying values, excluding operating lease liabilities. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset group's carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, and for right-of-use lease assets, current market lease rent and discount rates, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material.
For one Pollo Tropical restaurant and four Taco Cabana restaurants with combined carrying values (excluding right-of-use lease assets) of $2.2 million and $0.9 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, two Pollo Tropical restaurants and one Taco Cabana restaurant with combined carrying values (excluding right-of-use lease assets) of $3.4 million and $1.0 million, respectively, have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Goodwill Impairment. Goodwill impairment was $67.9 million in 2019 and consisted of non-cash impairment charges to write down the value of goodwill for the Taco Cabana reporting unit.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $4.2 million in 2019 and consisted of closed restaurant rent and ancillary lease costs of $6.8 million and $1.4 million net of sublease income of $3.4 million and $0.5 million for Pollo Tropical and Taco Cabana, respectively. Prior to the adoption of ASC 842, we recorded closed restaurant reserves representing future minimum lease payments and ancillary costs from the date of the restaurant closure to the end of the remaining lease term net of estimated sublease recoveries when a restaurant closed and recorded subsequent changes in the assumptions related to the sublease income to expense in the period in which the assumptions changed. The subsequent rent payments were recorded as a reduction to the closed restaurant reserves, with no rent expense being recorded in the period. See "New Lease Accounting Standard" under "Events Affecting Our Results of Operations."
Other Expense (Income), Net. Other expense (income), net was $1.0 million in 2019 and primarily consisted of $0.8 million in costs for the removal, transfer and storage of equipment from closed restaurants and $0.1 million for the write-off of site development costs. Other expense (income), net in 2018 consisted primarily of $(3.5) million in insurance recoveries related to the Hurricanes and total gains of $(1.2) million on the sale of three restaurant properties, partially offset by the write-off of site development costs of $0.6 million and severance costs related to the closure of restaurants and costs for the removal, transfer and storage of equipment from closed restaurants of $1.1 million. Other expense (income),net in 2017 consisted primarily of $2.1 million in costs for the removal of signs and equipment and equipment transfers and storage related to the closure of restaurants and severance for closed restaurant employees, and $0.5 million in food donated to charitable organizations, partially offset by $(0.4) million in additional proceeds received related to two Taco Cabana locations as a result of eminent domain proceedings, $(0.3) million in expected insurance proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire, and $(0.2) million in estimated insurance recoveries related to a Taco Cabana restaurant closed due to Hurricane Harvey damages.
Interest Expense. Interest expense decreased $(0.1) million to $3.9 million in 2019 from 2018 due primarily to lower interest rates and a lower borrowing level under our senior credit facility in 2019. Interest expense increased $1.1 million to $4.0 million in 2018 from 2017 due primarily to higher interest rates and a higher borrowing level under our senior credit facility in 2018.
Provision for (Benefit from) Income Taxes. The effective tax rate was (12.5)% for the year ended December 29, 2019, and (55.3)% for the year ended December 30, 2018. The change in the effective tax rate is primarily the result of impairing non-deductible goodwill and establishing a valuation allowance on our deferred income tax assets in 2019 and changing the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions in 2018 as well as the impact of lower pre-tax earnings (excluding non-deductible goodwill) in 2019.
The effective tax rate for 2018 of (55.3)% decreased as compared to an effective tax rate for 2017 of 17.6%, due primarily to the change in the federal corporate income tax rate from 35.0% in 2017 to 21.0% in 2018, changing the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions in 2018 and revaluing our net deferred income tax assets as a result of the Tax Cuts and Jobs Act in 2017.
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
Net Income (Loss). As a result of the foregoing, we had net loss of $84.4 million in 2019 compared to net income of $7.8 million in 2018, and net loss of $36.2 million in 2017.

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
Operating Activities. Net cash provided by operating activities for 2019, 2018, and 2017 was $65.0 million, $53.8 million and $50.8 million, respectively. The $11.2 million increase in net cash provided by operating activities in 2019 compared to 2018 was driven primarily by the receipt of a tax refund, partially offset by a decrease in Adjusted EBITDA and the timing of payments. The $3.0 million increase in net cash provided by operating activities in 2018 compared to 2017 was driven primarily by the increase in Adjusted EBITDA and timing of payments and receipts including the receipt of insurance proceeds related to the Hurricanes.
Investing Activities. Net cash used in investing activities in 2019, 2018, and 2017 was $39.4 million, $52.1 million and $55.5 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (dollars in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Year ended December 29, 2019:
New restaurant development	$7,325	$4,065	$—	$11,390
Restaurant remodeling	1,654	919	—	2,573
Other restaurant capital expenditures(1)	10,069	9,266	—	19,335
Corporate and restaurant information systems	2,873	3,773	1,303	7,949
Total capital expenditures	$21,921	$18,023	$1,303	$41,247
Number of new restaurant openings	3	3		6
Year ended December 30, 2018:
New restaurant development	$12,340	$9,105	$—	$21,445
Restaurant remodeling	51	531	—	582
Other restaurant capital expenditures(1)	12,157	15,307	—	27,464
Corporate and restaurant information systems	3,119	3,943	1,297	8,359
Total capital expenditures	$27,667	$28,886	$1,297	$57,850
Number of new restaurant openings	7	7		14
Year ended December 31, 2017:
New restaurant development	$18,288	$8,439	$—	$26,727
Restaurant remodeling	2,919	101	—	3,020
Other restaurant capital expenditures(1)	8,335	9,075	—	17,410
Corporate and restaurant information systems	2,244	3,166	3,299	8,709
Total capital expenditures	$31,786	$20,781	$3,299	$55,866
Number of new restaurant openings	9	6		15

(1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended December 29, 2019; December 30, 2018; and December 31, 2017, total restaurant repair and maintenance expenses were approximately $23.1 million, $23.4 million, and $22.7 million, respectively.

Cash used in investing activities in 2019 included net proceeds from the sale of one restaurant property of $1.8 million.
Total capital expenditures in 2020 are expected to be below 2019 total capital expenditures of $41.2 million, including $5.0 million to $7.0 million for the development of new restaurants.
In 2018, investing activities also included $4.7 million in additional proceeds received related to three restaurant properties and $1.0 million received related to a closed Taco Cabana restaurant that suffered flood damages due to Hurricane Harvey and a Taco Cabana restaurant that was temporarily closed due to a fire.
In 2017, investing activities also included $0.4 million in additional proceeds received related to two Taco Cabana locations as a result of eminent domain proceedings.
Financing Activities. Net cash used in financing activities in 2019 was $17.4 million and included $14.3 million in payments to repurchase our common stock combined with net revolving credit borrowing repayments under our senior credit facility of $3.0 million.
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
Senior Credit Facility. In November 2017, we terminated our former senior credit facility and entered into a new senior credit facility ("senior credit facility"). The senior credit facility provides for aggregate revolving credit borrowings of up to $150 million (including up to $15.0 million available for letters of credit) and matures on November 30, 2022. The senior credit facility also provides for potential incremental increases of up to $50 million to the revolving credit borrowings available under the senior credit facility. On December 29, 2019, there were $75.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 1.25% as of December 29, 2019), or
2) the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.25% at December 29, 2019).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on our Adjusted Leverage Ratio, (with a rate of 0.30% at December 29, 2019) and the unused portion of the facility and (ii) a letter of credit participation fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
The outstanding borrowings under the senior credit facility are prepayable subject to breakage costs as defined in the senior credit facility agreement. The senior credit facility requires us to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting our and our subsidiaries' ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests (subject to certain exceptions), (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change our business. In addition, the senior credit facility requires us to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined under the senior credit facility agreement).
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
As of December 29, 2019, we were in compliance with the covenants under our senior credit facility. After reserving $3.7 million for letters of credit issued under the senior credit facility, $71.3 million remained available for borrowing at December 29, 2019.
Former Senior Credit Facility. We had a senior secured credit facility providing for aggregate revolving credit borrowings of up to $150 million (including $15 million available for letters of credit), which was terminated on November 30, 2017.
Initial Share Repurchase Plan
In 2018, our board of directors approved a share repurchase program for up to 1.5 million shares of our common stock. In 2019, our board of directors approved increases to the share repurchase program of an additional 1.5 million shares of our common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, general market and economic conditions, and other corporate considerations. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by our board of directors.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 29, 2019 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit facility debt obligations, including interest(1)	$84,786	$3,403	$81,383	$—	$—
Finance lease obligations, including interest(2)	3,440	434	950	778	1,278
Operating lease obligations(3)	441,785	42,479	79,106	68,223	251,977
Purchase obligations(4)	7,802	3,019	4,783	—	—
Total contractual obligations	$537,813	$49,335	$166,222	$69,001	$253,255

(1)
Our credit facility debt obligations at December 29, 2019, totaled $75.0 million. Total interest payments on the obligations of $8.9 million for all years presented are included at a weighted average interest rate of 4.04%. Total credit facility fees of $0.9 million for all years presented are included based on December 29, 2019, rates and balances. Actual interest and fee payments will vary based on our outstanding credit facility balances and the rates in effect during those years. Refer to Note 8 of the consolidated financial statements included in this Annual Report on Form 10-K for details of our debt.

(2)	Includes total interest of $1.4 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property, all of which have been excluded from this table.

(4)
Represents contractual obligations under various agreements to purchase goods or services that are enforceable and legally binding and include $7.2 million related to the master subscription agreement for a new ERP system through April 27, 2024.

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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements. Prior to the adoption of ASC 842, off-balance sheet arrangements consisted of our operating leases, which are primarily for our restaurant properties and are now included in other current liabilities and operating lease liabilities on the consolidated balance sheet as of December 29, 2019.
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
Sales recognition at our restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of insurance liabilities, the valuation of goodwill for impairment, assessing impairment of long-lived assets, lease accounting matters and the valuation of deferred income tax assets. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.
Insurance liabilities. We are insured for workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and for general liability, medical insurance and certain workers' compensation claims in the aggregate. At December 29, 2019, we had $11.7 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, with the assistance of actuaries, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment annually or more frequently when events and circumstances indicate that the carrying amount may be impaired. We have elected to conduct our annual impairment review of goodwill assets as of the last day of our fiscal year. We may first qualitatively assess goodwill impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative analysis is performed by examining key events and circumstances affecting fair value. If it is determined it is more likely than not that the reporting unit's fair value is not greater than its carrying amount, we perform a quantitative assessment. As discussed in Note 1 to our audited consolidated financial statements, we adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04") in the second quarter of 2019, which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of June 30, 2019, we determined that a triggering event had occurred due to a sustained decrease in the market price of our common stock and performed an interim quantitative impairment test. In addition, in response to a further decrease in the market price of our common stock and lower than expected profitability in the third quarter of 2019, we performed an interim quantitative impairment test as of September 29, 2019. We performed our interim impairment tests at June 30, 2019, and September 29, 2019, which indicated there was impairment as of those dates, in accordance with ASU 2017-04.
In performing the quantitative assessment for impairment, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis based on management's best estimates of future cash flows and one or two market-based approaches. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results, anticipated growth rates, the weighted average cost of capital used to discount projected cash flows, and market multiples. For our Pollo Tropical reporting unit, the fair value exceeded the carrying value of the reporting unit by a substantial amount. For our Taco Cabana reporting unit, a lower profitability and growth outlook reduced the income-based and market-based approach fair value. As a result, the carrying value exceeded the fair value of the reporting unit, and we recognized impairment charges to write down the carrying value of our Taco Cabana reporting unit goodwill of $46.5 million in the second quarter of 2019 and $21.4 million in the third quarter of 2019, resulting in a full impairment of the Taco Cabana reporting unit.
We performed a qualitative assessment, which included examining key events and circumstances affecting fair value, for our annual impairment review as of December 29, 2019, and determined it was more likely than not that the Pollo Tropical reporting unit's fair value was greater than its carrying amount. As of December 29, 2019, our Taco Cabana reporting unit goodwill has no remaining carrying value and our Pollo Tropical reporting unit has a carrying value of $56.3 million. See Note 4 to our audited consolidated financial statements.
The estimates and assumptions used to determine fair value may differ from actual future events and if these estimates or related projections change significantly in the future, we may be required to record material impairment charges for goodwill assets. However, we estimate the fair value of the Pollo Tropical reporting unit significantly exceeds its carrying value as of December 29, 2019.
Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment and operating lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying value of the restaurant asset group may not be recoverable. In addition to considering management's plans, known regulatory/governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), we consider an event indicating that the carrying value may not be recoverable to have occurred related to a specific restaurant if the restaurant's cash flows for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant's assets. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values. We have elected to exclude operating lease payments and liabilities from future cash flows and carrying values, respectively, in the comparison. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions and, for right-of-use lease assets, current market lease rent and discount rates, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material.
For one Pollo Tropical restaurant and four Taco Cabana restaurants with combined carrying values (excluding right-of-use lease assets) of $2.2 million and $0.9 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, two Pollo Tropical restaurants one Taco Cabana restaurant with combined carrying values (excluding right-of-use lease assets) of $3.4 million and $1.0 million, respectively, have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Lease Accounting. As discussed in Note 7 to our audited consolidated financial statements, we adopted Accounting Standards Update ("ASU") 2016-02, Leases (ASC 842), the new lease accounting standard, as of as of December 31, 2018, using the modified retrospective method, with certain optional practical expedients including the transition practical expedient package, which among other things does not require reassessment of lease classification. Judgments made by management for our lease obligations include the determination of our incremental borrowing rate, the determination of standalone selling prices used to allocate the consideration in the contract, and the length of the lease term, which includes the determination of renewal options that are reasonably assured. The lease term can affect the classification of a lease as finance or operating for accounting purposes, the amount of the lease liability and corresponding right-of-use lease asset recognized, the term over which related leasehold improvements for each restaurant are amortized and any rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
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
Valuation of Deferred Income Tax Assets. Deferred tax assets and liabilities, which represent temporary differences between the financial statement and tax basis of assets and liabilities, are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent we believe these assets will more likely than not be realized. A valuation allowance is established to reduce the carrying amount of deferred tax assets if we believe it is more likely than not that a portion or all of the tax benefit from these deferred tax assets will not be realized. The realization of a deferred tax asset is dependent on the generation of sufficient taxable income in future periods, and the reversal of existing taxable temporary differences in the applicable periods. In evaluating the realizability of our net deferred tax assets, we perform an assessment of positive and negative evidence. The weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. Objective historical evidence is given greater weight than subjective evidence such as forecasts of future taxable income. We considered three years of cumulative operating income (loss) in evaluating the objective evidence that historical results provide. We considered the nature of the events that led to the charges that resulted in the loss before income taxes for the twelve months ended December 31, 2017, our earnings history exclusive of the charges that resulted from exiting new markets and our historical cash flows from operations. We also considered the negative evidence from the net loss for the twelve months ended December 29, 2019, which resulted from the material goodwill impairment charges recorded in the second and third quarters of 2019, the long-lived asset impairment charges recorded in the fourth quarter of 2019 primarily related to the 19 Taco Cabana locations that were subsequently closed in January 2020 and the decline in profitability in 2019, particularly in the fourth quarter. This objective negative evidence limits our ability to consider other subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and placing greater weight on the objective evidence, we determined that it is more likely than not that our deferred tax assets will not be fully realized in future periods. We recorded a $13.5 million valuation allowance to reduce our deferred tax assets in the fourth quarter of 2019, which increased our tax expense. If we generate sufficient taxable income in the future to fully utilize the tax benefits of the deferred tax assets on which a valuation allowance was recorded, a portion or all of the valuation allowance could be reversed, which would decrease our tax expense in the period or periods in which the valuation allowance is reversed. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion in order to assess whether such conclusion remains appropriate in future periods.
New Accounting Pronouncements
In February 2016, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The Company adopted this new accounting standard and all the related amendments as of December 31, 2018 using the modified retrospective method, with certain optional practical expedients including the transition practical expedient package, which among other things does not require reassessment of lease classification. The Company elected the transition method that allows it to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative period information has not been restated and continues to be reported under the accounting standard in effect for that period.
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. In 2019, the Company early adopted this new accounting standard and performed its interim impairment tests in accordance with ASU 2017-04. In the second quarter of 2019, the Company recognized a $46.5 million impairment of its Taco Cabana reporting unit goodwill, which represents the excess of the reporting unit's carrying value over its fair value at June 30, 2019. In the third quarter of 2019, the Company recognized a $21.4 million impairment of its Taco Cabana reporting unit goodwill. In the third quarter of 2019, the excess of the Taco Cabana reporting unit's carrying value over its fair value was greater than the balance of the reporting unit's goodwill, resulting in a full impairment of the Taco Cabana reporting unit's goodwill. See Note 4 to our audited consolidated financial statements.
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
Prior to the second quarter of 2017, Adjusted EBITDA and Consolidated Adjusted EBITDA were defined as earnings before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense and other expense (income), net. In 2017, our board of directors appointed a new Chief Executive Officer who initiated the Plan and uses an Adjusted EBITDA measure for the purpose of assessing performance and allocating resources to our segments. The Adjusted EBITDA measure used by the chief operating decision maker includes adjustments for significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants. Beginning in the second quarter of 2017, the primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is now defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. See Note 11 to our audited consolidated financial statements.
We also use Restaurant-level Adjusted EBITDA as a supplemental measure to evaluate the performance and profitability of our restaurants in the aggregate, which is defined as Adjusted EBITDA for the applicable segment excluding franchise royalty revenues and fees, pre-opening costs, and general and administrative expenses (including corporate-level general and administrative expenses). Restaurant-level Adjusted EBITDA is also a non-GAAP financial measure.
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

•
although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and such financial information does not reflect the cash required to fund such replacements; and

•
such financial information does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges and gains (such as impairment and other lease charges, closed restaurant rent expense, net of sublease income, other income and expense, and stock-based compensation expense) have recurred and may recur.

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA follows (in thousands):

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net income (loss)	$(84,386)	$7,787	$(36,232)
Provision for (benefit from) income taxes	9,369	(2,772)	(7,755)
Income (loss) before taxes	(75,017)	5,015	(43,987)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	39,195	37,604	34,957
Impairment and other lease charges	13,101	21,144	61,760
Goodwill impairment(1)	67,909	—	—
Interest expense	3,872	3,966	2,877
Closed restaurant rent expense, net of sublease income(2)	4,163	—	—
Other expense (income), net	1,041	(3,007)	2,190
Stock-based compensation expense in restaurant wages	195	90	52
Unused pre-production costs in advertising expense(3)	—	—	410
Total non-general and administrative expense adjustments	129,476	59,797	102,246
General and administrative expense adjustments:
Stock-based compensation expense	2,649	3,379	3,493
Terminated capital project(4)	—	—	849
Board and shareholder matter costs(5)	—	(597)	3,049
Restructuring costs and retention bonuses(6)	964	545	2,420
Office restructuring and relocation costs(7)	—	—	(152)
Legal settlements and related costs(8)	—	(177)	(473)
Digital and brand repositioning costs(9)	377	—	—
Total general and administrative expense adjustments	3,990	3,150	9,186
Consolidated Adjusted EBITDA	$58,449	$67,962	$67,445

(1)
Goodwill impairment for the twelve months ended December 29, 2019, consists of a non-cash impairment charge to write down the value of goodwill for the Taco Cabana reporting unit. The related benefit from income taxes is the benefit attributable to the portion of the goodwill that was tax deductible.

(2)
Closed restaurant rent, net of sublease income for the twelve months ended December 29, 2019, primarily consists of closed restaurant lease costs of $8.2 million, partially offset by sublease income of $(4.0) million. As a result of adopting ASC 842, lease costs related to closed restaurants are recorded as closed restaurant rent. These costs were previously recorded as lease charges within impairment and other lease charges when a restaurant closed.

(3)	Unused pre-production costs for the twelve months ended December 31, 2017, include costs for advertising pre-production that will not be used.

(4)	Terminated capital project costs for the twelve months ended December 31, 2017, include costs related to the write-off of a capital project that was terminated in the first quarter of 2017.

(5)
Board and shareholder matter costs for the twelve months ended December 30, 2018, include fee reductions and final insurance recoveries related to 2017 shareholder activism costs. Board and shareholder matter costs for the twelve months ended December 31, 2017, include fees related to shareholder activism and CEO and board member searches.

(6)
Restructuring costs and retention bonuses for the twelve months ended December 29, 2019, include severance related to eliminated positions. Restructuring costs and retention bonuses for the twelve months ended December 30, 2018, and December 31, 2017, include severance related to the Strategic Renewal Plan and reduction in force and bonuses paid to certain employees for retention purposes.

(7)	Office restructuring and relocation costs for the twelve months ended December 31, 2017, include severance and relocation adjustments.

(8)
Legal settlements and related costs for the twelve months ended December 30, 2018, include reductions to final settlement amounts and benefits related to litigation matters. Legal settlements and related costs for the twelve months ended December 31, 2017, include benefits and costs related to litigation matters.

(9)	Digital and brand repositioning costs for the twelve months ended December 29, 2019 include consulting costs related to repositioning the digital experience for our customers.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Twelve Months Ended	Pollo Tropical	Taco Cabana
December 29, 2019:
Adjusted EBITDA	$50,560	$7,889
Restaurant-level adjustments:
Add: Pre-opening costs	380	592
Add: Other general and administrative expense(1)	28,400	23,805
Less: Franchise royalty revenue and fees	1,780	900
Restaurant-level Adjusted EBITDA	$77,560	$31,386

December 30, 2018:
Adjusted EBITDA	$54,903	$13,059
Restaurant-level adjustments:
Add: Pre-opening costs	933	783
Add: Other general and administrative expense(1)	28,045	23,330
Less: Franchise royalty revenue and fees	1,815	857
Restaurant-level Adjusted EBITDA	$82,066	$36,315

December 31, 2017:
Adjusted EBITDA	$50,937	$16,508
Restaurant-level adjustments:
Add: Pre-opening costs	1,167	951
Add: Other general and administrative expense(1)	28,054	22,393
Less: Franchise royalty revenue and fees	1,787	761
Restaurant-level Adjusted EBITDA	$78,371	$39,091

(1)	Excludes general and administrative adjustments included in Adjusted EBITDA.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility, under which we had outstanding borrowings of $75.0 million as of December 29, 2019. Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1) the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 1.25% as of December 29, 2019), or
2) the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.25% at December 29, 2019).
For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. As of December 29, 2019, we had primarily elected to be charged interest on borrowings under our senior credit facility at the LIBOR Rate plus the applicable margin. We elected a one-month LIBOR Rate for $75.0 million of borrowings under the senior credit facility as of December 29, 2019. The weighted average interest rate applicable to these borrowings as of December 29, 2019 was 4.04%, which would result in interest expense in 2020 of $3.1 million assuming that outstanding borrowings and interest rates remain unchanged during the year. A hypothetical increase of 100 basis points in the variable interest rate would increase interest expense in 2020 by $0.8 million.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2019.
Changes in Internal Control over Financial Reporting. We completed the implementation of a new Enterprise Resource Planning ("ERP") system during the fourth quarter of 2019. As a result, we modified and removed certain existing controls as well as implemented new controls and procedures impacted by the implementation of the new ERP system. With the exception of those controls modified, removed, or implemented as a result of the new ERP system, no other changes occurred in our internal control over financial reporting during the fourth quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 29, 2019 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 29, 2019, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fiesta Restaurant Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of December 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.
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
February 26, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.frgi.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

ITEM  11. EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.

PART IV
ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements - Fiesta Restaurant Group, Inc. and Subsidiaries
(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-31
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

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Fiesta (incorporated by reference to Exhibit 3.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 2, 2017)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Fiesta (incorporated by reference to Exhibit 3.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended April 1, 2018)

3.4	Amended and Restated Bylaws of Fiesta (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Fiesta's Form 10, File No. 001-35373, filed on January 26, 2012)

3.5	Amendment to Amended and Restated Bylaws of Fiesta (incorporated by reference to Exhibit 3.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 2, 2017)

3.6	Amendment to Amended and Restated ByLaws of Fiesta (incorporated by reference to Exhibit 3.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended April 1, 2018)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No.2 to Fiesta's Form 10, File No. 001-35373, filed on March 14, 2012)

4.2	Description of Common Stock#

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

10.9	Offer letter dated September 24, 2017 between Fiesta and Charles Locke (incorporated by reference to Exhibit 10.11 of Fiesta's Annual Report on Form 10-K for the year ended December 31, 2017)+

10.10	Agreement dated as of October 12, 2017 between Charles Locke and Fiesta (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended October 1, 2017)+

10.11	Offer letter dated September 23, 2017 between Fiesta and Anthony Dinkins (incorporated by reference to Exhibit 10.16 of Fiesta's Annual Report on Form 10-K for the year ended December 31, 2017)+

10.12	Agreement dated as of February 27, 2018 between Fiesta and Danny K. Meisenheimer (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on March 5, 2018)+

10.13
Amendment to Agreement dated as of August 3, 2018 by and between Fiesta and Charles Locke (incorporated by reference to Exhibit 10.3 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 1, 2018)+

10.14
Fiesta Restaurant Group, Inc. and Subsidiaries Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of Fiesta's Amendment No. 1 to Registration Statement on Form 10 filed on January 26, 2012)+

10.15	Offer letter between Fiesta and Lynn S. Schweinfurth (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 1, 2012)+

10.16	Offer letter dated November 2, 2018 between Fiesta and Louis DiPietro+#

10.17
Offer letter dated as of September 9, 2019 between Fiesta and Dirk Montgomery (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended September 29, 2019)+

10.18	Form of Agreement+#

10.19
Credit Agreement, dated as of November 30, 2017, among Fiesta, the guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on December 4, 2017)

10.20
Pledge and Security Agreement, dated as of November 30, 2017, among Fiesta, the guarantors named therein and JP Morgan Chase Bank, N,A., as administrative agent (incorporated by reference to Exhibit 10.2 of Fiesta's Current Report on Form 8-K filed on December 4, 2017)

10.21
Amendment to Credit Agreement, dated as of March 9, 2018. among Fiesta, the guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., individually as a lender and as administrative agent (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on March 12, 2018)

10.22	Amendment to Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Fiesta's Annual Report on Form 10-K filed on February 19, 2015)+

10.23
Cooperation Agreement, dated February 5, 2020, by and among Fiesta, AREX Capital Management, LP, AREX Capital Master Fund, LP, AREX Capital GP, LLC, AREX Capital Management GP, LLC and Andrew Rechtschaffen (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on February 7, 2020)

21.1	Subsidiaries of Fiesta#

23.1	Consent of Deloitte & Touche LLP#

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith.

+	Compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fiesta Restaurant Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 29, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases effective December 31, 2018 due to adoption of FASB ASC 842, Leases, using the modified retrospective method.
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
February 26, 2020

We have served as the Company's auditor since 2011.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash	$13,413	$5,258
Accounts receivable	7,933	8,505
Inventories	3,394	2,842
Prepaid rent	117	3,375
Income tax receivable	3,821	17,857
Prepaid expenses and other current assets	10,605	6,562
Total current assets	39,283	44,399
Property and equipment, net	211,944	231,328
Operating lease right-of-use assets	251,272	—
Goodwill	56,307	123,484
Deferred tax assets	—	10,383
Other assets	9,835	9,065
Total assets	$568,641	$418,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$212	$108
Accounts payable	14,776	16,410
Accrued payroll, related taxes and benefits	9,866	10,086
Accrued real estate taxes	6,497	5,871
Other current liabilities	32,269	14,086
Total current liabilities	63,620	46,561
Long-term debt, net of current portion	76,823	79,636
Deferred income—sale-leaseback of real estate	—	19,899
Operating lease liabilities	256,798	—
Deferred tax liabilities	4,759	—
Other non-current liabilities	8,405	32,504
Total liabilities	410,405	178,600
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 27,461,697 and 27,259,212 shares issued, respectively, and 25,612,597 and 26,858,988 shares outstanding, respectively	271	270
Additional paid-in capital	173,132	170,290
Retained earnings	1,884	72,268
Treasury stock, at cost; 1,493,495 and 112,358 shares, respectively	(17,051)	(2,769)
Total stockholders' equity	158,236	240,059
Total liabilities and stockholders' equity	$568,641	$418,659

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Revenues:
Restaurant sales	$658,263	$685,925	$666,584
Franchise royalty revenues and fees	2,680	2,672	2,548
Total revenues	660,943	688,597	669,132
Costs and expenses:
Cost of sales	207,453	218,946	202,888
Restaurant wages and related expenses (including stock-based compensation expense of $195, $90, and $52, respectively)	179,178	188,131	184,742
Restaurant rent expense	47,805	36,034	36,936
Other restaurant operating expenses	91,897	100,828	98,927
Advertising expense	23,179	23,695	26,091
General and administrative (including stock-based compensation expense of $2,649, $3,379, and $3,493, respectively)	56,195	54,525	59,633
Depreciation and amortization	39,195	37,604	34,957
Pre-opening costs	972	1,716	2,118
Impairment and other lease charges	13,101	21,144	61,760
Goodwill impairment	67,909	—	—
Closed restaurant rent expense, net of sublease income	4,163	—	—
Other expense (income), net	1,041	(3,007)	2,190
Total operating expenses	732,088	679,616	710,242
Income (loss) from operations	(71,145)	8,981	(41,110)
Interest expense	3,872	3,966	2,877
Income (loss) before income taxes	(75,017)	5,015	(43,987)
Provision for (benefit from) income taxes	9,369	(2,772)	(7,755)
Net income (loss)	$(84,386)	$7,787	$(36,232)
Earnings (loss) per common share:
Basic	$(3.18)	$0.29	$(1.35)
Diluted	(3.18)	0.29	(1.35)
Weighted average common shares outstanding:
Basic	26,500,356	26,890,577	26,821,471
Diluted	26,500,356	26,894,083	26,821,471

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2017	26,755,640	$267	$163,204	$100,704	$—	$264,175
Stock-based compensation	—	—	3,545	—	—	3,545
Vesting of restricted shares	91,818	1	—	—	—	1
Cumulative effect of adopting a new accounting standard	—	—	74	(47)	—	27
Net loss	—	—	—	(36,232)	—	(36,232)
Balance at December 31, 2017	26,847,458	268	166,823	64,425	—	231,516
Stock-based compensation	—	—	3,469	—	—	3,469
Vesting of restricted shares	123,888	2	(2)	—	—	—
Cumulative effect of adopting a new accounting standard	—	—	—	56	—	56
Purchase of treasury stock	(112,358)	—	—	—	(2,769)	(2,769)
Net income	—	—	—	7,787	—	7,787
Balance at December 30, 2018	26,858,988	270	170,290	72,268	(2,769)	240,059
Stock-based compensation	—	—	2,844	—	—	2,844
Vesting of restricted shares	134,746	1	(2)	—	—	(1)
Cumulative effect of adopting a new accounting standard (Note 1)	—	—	—	14,002	—	14,002
Purchase of treasury stock	(1,381,137)	—	—	—	(14,282)	(14,282)
Net loss	—	—	—	(84,386)	—	(84,386)
Balance at December 29, 2019	25,612,597	$271	$173,132	$1,884	$(17,051)	$158,236

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Operating activities:
Net income (loss)	$(84,386)	$7,787	$(36,232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment	(6)	(757)	815
Stock-based compensation	2,844	3,469	3,545
Impairment and other lease charges	13,101	21,144	61,760
Goodwill impairment	67,909	—	—
Depreciation and amortization	39,195	37,604	34,957
Amortization of deferred financing costs	270	270	352
Amortization of deferred gains from sale-leaseback transactions	—	(3,564)	(3,602)
Deferred income taxes	10,888	6,830	(2,828)
Changes in other operating assets and liabilities:
Accounts receivable	640	805	(1,171)
Prepaid expenses and other current assets	364	894	(2,015)
Operating lease right-of-use assets	23,780	—	—
Other non-current assets	(1,360)	(1,491)	(552)
Accounts payable	504	(1,797)	1,046
Accrued payroll, related taxes and benefits	(220)	(1,690)	(499)
Accrued real estate taxes	626	11	(311)
Other current liabilities	(2,618)	(10,583)	(590)
Operating lease liabilities	(19,765)	—	—
Other non-current liabilities	(162)	1,358	3,887
Income tax receivable/payable	14,036	(6,523)	(8,030)
Other	(608)	36	288
Net cash provided by operating activities	65,032	53,803	50,820
Investing activities:
Capital expenditures:
New restaurant development	(11,390)	(21,445)	(26,727)
Restaurant remodeling	(2,573)	(582)	(3,020)
Other restaurant capital expenditures	(19,335)	(27,464)	(17,410)
Corporate and restaurant information systems	(7,949)	(8,359)	(8,709)
Total capital expenditures	(41,247)	(57,850)	(55,866)
Proceeds from disposals of properties	1,774	4,743	374
Proceeds from insurance recoveries	42	983	—
Net cash used in investing activities	(39,431)	(52,124)	(55,492)
Financing activities:
Borrowings on revolving credit facility	32,000	26,000	91,000
Repayments on revolving credit facility	(35,000)	(23,000)	(85,900)
Principal payments on finance/capital leases	(164)	(101)	(88)
Financing costs associated with issuance of debt	—	(150)	(937)
Payments to purchase treasury stock	(14,282)	(2,769)	—
Net cash provided by (used in) financing activities	(17,446)	(20)	4,075
Net change in cash	8,155	1,659	(597)
Cash, beginning of year	5,258	3,599	4,196
Cash, end of year	$13,413	$5,258	$3,599

Supplemental disclosures:
Interest paid on long-term debt (including capitalized interest of $247, $377 and $256, respectively)	$4,395	$3,508	$2,363
Interest paid on lease financing obligations	—	—	83
Accruals for capital expenditures	4,097	6,191	8,409
Income tax payments (refunds), net	(15,557)	(3,081)	3,103
Finance/capital lease obligations incurred	495	322	—
Non-cash reduction of lease financing obligations	—	—	1,664
Non-cash reduction of assets under lease financing obligations	—	—	1,193

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively "Pollo Tropical") and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the "Company." At December 29, 2019, the Company owned and operated 142 Pollo Tropical® restaurants and 164 Taco Cabana® restaurants. All of the Company-owned Pollo Tropical restaurants are located in Florida, and all of the Company-owned Taco Cabana restaurants are located in Texas. At December 29, 2019, Fiesta franchised a total of 32 Pollo Tropical restaurants and eight Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, four in Panama, two in Guyana, one in Ecuador, one in the Bahamas, and six on college campuses and one at a hospital in Florida. The franchised Taco Cabana restaurants include six in New Mexico and two on college campuses in Texas.
Basis of Consolidation. The consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 29, 2019; December 30, 2018; and December 31, 2017, each contained 52 weeks.
Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include: insurance liabilities, evaluation for impairment of goodwill and long-lived assets, lease accounting matters, and deferred income tax assets. Actual results could differ from those estimates.
Concentrations of Risk. Food and supplies are ordered from approved suppliers and are shipped to the restaurants via distributors. Performance Food Group, Inc. is the primary distributor of food and beverage products and supplies for both Pollo Tropical and Taco Cabana. In the twelve months ended December 29, 2019, and December 30, 2018, Performance Food Group, Inc. accounted for approximately 85% and 74%, respectively, of the food and supplies delivered to restaurants. The Company's limited distributor relationships could have an adverse effect on the Company's operations.
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

Buildings and improvements	5	to	30 years
Equipment	3	to	7 years
Computer hardware and software	3	to	7 years
Assets subject to finance lease	Shorter of useful life or lease term

Leasehold improvements, including new buildings constructed on leased land, are depreciated over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty would be presumed by the non-exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term for depreciation purposes. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would imply that an economic penalty would be incurred

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

without the renewal of the option. For significant leasehold improvements made during the latter part of the lease term prior to the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), this extended term may differ from the lease term used to determine lease assets and liabilities. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a 20-year period.
Cloud-Based Computing Arrangements. The Company defers and amortizes application development stage costs for cloud-based computing arrangements over the life of the related service (subscription) agreement.
Goodwill. Goodwill represents the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets acquired by Carrols Restaurant Group, Inc. ("Carrols"), Fiesta's former parent company, from the acquisition of Pollo Tropical in 1998 and Taco Cabana in 2000. Goodwill is not amortized but is assessed for impairment at least annually as of the last day of the fiscal year or more frequently if impairment indicators exist.
Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets, including right-of-use ("ROU") lease assets, by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. See Note 5—Impairment of Long-Lived Assets.
Deferred Financing Costs. Financing costs incurred in obtaining revolving credit facilities are capitalized and amortized over the life of the related obligation as interest expense on a straight-line basis.
Leases. The Company assesses whether an agreement contains a lease at inception. Subsequent to the adoption of ASC 842, all leases are reviewed for finance or operating classification once control is obtained. The majority of the Company's leases are operating leases. Operating leases are included within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the consolidated balance sheets. Finance leases are included within property and equipment, net, current portion of long-term debt, and long-term debt, net of current portion in the consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made in advance and is reduced by lease incentives received. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. Lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company assumes options are reasonably certain to be exercised when such options are required to achieve a minimum 20-year lease term for new restaurant properties, and subsequent to the adoption of ASC 842, when it incurs significant leasehold improvement costs near the end of a lease term. The Company uses judgment and available data to allocate consideration in a contract when it leases land and a building. The Company also uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a synthetic credit rating determined using a valuation model. Lease expense for lease payments is recognized on a straight-line basis over the lease term unless the related ROU asset has been adjusted for an impairment charge. The Company has real estate lease agreements with lease and non-lease components, which are accounted for as a single lease component. See Note 7—Leases.
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
Cost of Sales. The Company includes the cost of food, beverage and paper, net of any discounts, in cost of sales. Cost of sales excludes depreciation and amortization expense, which are presented separately on the consolidated statement of operations.
Pre-opening Costs. The Company's pre-opening costs are generally incurred beginning four to six months prior to a restaurant opening and generally include restaurant employee wages and related expenses, travel expenditures, recruiting, training,

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $75.0 million at December 29, 2019 and $78.0 million at December 30, 2018. The carrying value of the Company's senior credit facility was $75.0 million at December 29, 2019 and $78.0 million at December 30, 2018

See Note 5 for discussion of the fair value measurement of non-financial assets.
Revenue Recognition. Revenue is recognized upon transfer of promised products or services to customers in an amount that reflects the consideration the Company received in exchange for those products or services. Revenues from the Company's owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues are based on a percent of gross sales and are recorded as income when earned. Initial franchise fees and area development fees associated with new franchise agreements are not distinct from the continuing rights and services offered by the Company during the term of the related franchise agreements and are recognized as income over the term of the related franchise agreements. A portion of the initial franchise fee is allocated to training services and is recognized as revenue when the Company completes the training services. Prior to adopting Accounting Standards Codification Topic 606 ("Topic 606"), the Company recognized initial franchise fees as revenue in the period that a franchised location opened for business. See Note 11—Business Segment Information.
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
Guidance Adopted in 2019. In February 2016, and in subsequent updates, the Financial Accounting Standards Board ("FASB") issued ASC 842, which requires lessee recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The Company adopted this new accounting standard and all the related amendments as of December 31, 2018 using the modified retrospective method, with certain optional practical expedients including the transition practical expedient package, which among other things does not require reassessment of lease classification. The Company elected the transition method that allows it to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative period information has not been restated and continues to be reported under the accounting standard in effect for that period.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

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
Recent Accounting Pronouncements. In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance will be effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted and may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the standard to have a material effect on its financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which is a part of the Simplification Initiative being undertaken by the FASB to reduce complexity of accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions, the most notable for the Company being the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the full year. The guidance will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted and any adjustments should be reflected as of the beginning of the annual period of adoption. Amendments relevant to the Company should be applied on a prospective basis. The Company is still evaluating the impact the standard will have on its financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	December 29, 2019	December 30, 2018
Prepaid contract expenses	$4,410	$4,232
Assets held for sale(1)	4,110	—
Other	2,085	2,330
	$10,605	$6,562

(1)	One closed Pollo Tropical restaurant and two closed Taco Cabana restaurant properties owned by the Company were classified as held for sale as of December 29, 2019.

3. Property and Equipment
Property and equipment consisted of the following:

	December 29, 2019	December 30, 2018
Land and land improvements	$21,051	$20,428
Owned buildings	13,978	15,205
Leasehold improvements (1)	212,413	207,206
Equipment	219,610	214,674
Assets subject to capital/finance leases	2,713	1,905
	469,765	459,418
Less accumulated depreciation and amortization	(257,821)	(228,090)
	$211,944	$231,328

(1)	Leasehold improvements include the cost of new buildings constructed on leased land.
Assets subject to capital/finance leases primarily pertain to buildings leased for certain restaurant locations and fleet vehicles, and had accumulated amortization at December 29, 2019, and December 30, 2018, of $1.3 million and $1.1 million, respectively.
Depreciation and amortization expense for all property and equipment for the years ended December 29, 2019; December 30, 2018; and December 31, 2017, was $39.2 million, $37.6 million, and $35.0 million, respectively.

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
There were no changes in goodwill or goodwill impairment losses recorded during the years ended December 30, 2018, and December 31, 2017.
In performing its goodwill impairment test as of December 30, 2018, the Company compared the net book values of its reporting units to their estimated fair values, the latter determined by employing an income-based discounted cash flow analysis approach and a market-based approach, which was corroborated with other value indicators where available, such as comparable company earnings multiples.
As of June 30, 2019, the Company determined that a triggering event had occurred due to a sustained decrease in the market price of the Company's common stock. In response to the triggering event, the Company performed a quantitative impairment test

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

for both the Pollo Tropical and Taco Cabana reporting units. Fair value for each reporting unit was determined using a combination of the income-based approach and two market-based approaches. Based on the impairment test analysis, the fair value of the Pollo Tropical reporting unit substantially exceeded its carrying amount, while the carrying amount for the Taco Cabana reporting unit exceeded its estimated fair value, which indicated an impairment of the Taco Cabana reporting unit. Lower than expected profitability and a lower profitability and growth outlook for the Taco Cabana reporting unit reduced its income-based and market-based approach fair value. The Company early adopted ASU 2017-04, which eliminates Step 2 from the goodwill impairment test, and requires recognition of an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, limited to the carrying value of the reporting unit's goodwill. In the second quarter of 2019, the Company recorded an impairment charge on the goodwill of its Taco Cabana reporting unit of $46.5 million, which represented the excess of the reporting unit's carrying value over its fair value at June 30, 2019, and which was not deductible for tax purposes.
In addition, in response to a further decrease in the market price of the Company's common stock and lower than expected profitability in the third quarter of 2019, the Company performed a quantitative impairment test for both the Pollo Tropical and Taco Cabana reporting units as of September 29, 2019. Based on the impairment test analysis, which utilized the same approach used in the second quarter of 2019, the fair value of the Pollo Tropical reporting unit continued to substantially exceed its carrying amount, while the carrying amount for the Taco Cabana reporting unit exceeded its estimated fair value. In the third quarter of 2019, the Company recorded an impairment charge on the goodwill of its Taco Cabana reporting unit of $21.4 million, of which $9.1 million was deductible for tax purposes and resulted in an income tax benefit of $2.1 million. The excess of the Taco Cabana reporting unit's carrying value over its fair value was greater than the balance of the reporting unit's goodwill, resulting in a full impairment of the Taco Cabana reporting unit's goodwill.
The Company's annual goodwill impairment assessment as of December 29, 2019, was performed using a qualitative assessment, which included examining key events and circumstances affecting fair value and indicated that it is more likely than not that the Pollo Tropical reporting unit's fair value is greater than its carrying value. There were no changes in goodwill or goodwill impairment losses for the Pollo Tropical reporting unit recorded during the year ended December 29,2019.
A summary of changes in goodwill during the twelve months ended December 29, 2019, is as follows:

	Pollo Tropical	Taco Cabana	Total
Balance, December 30, 2018	$56,307	$67,177	$123,484
Impairment charges(1)(2)	—	(67,177)	(67,177)
Balance, December 29, 2019	$56,307	$—	$56,307

(1)	Accumulated impairment losses at December 29, 2019, were $67.2 million. There were no accumulated impairment losses at December 30, 2018.

(2)	Impairment charges during the twelve months ended December 29, 2019, include $0.7 million previously classified as an intangible asset and included in other assets.

5. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment and lease ROU assets, for impairment at the restaurant level. The Company has elected to exclude operating lease payments and liabilities from future cash flows and carrying values, respectively, in its impairment review. In addition to considering management's plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant's cash flows, exclusive of operating lease payments, for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant's assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows, exclusive of operating lease payments, over the life of the primary asset for each restaurant is compared to that long-lived asset group's carrying value, excluding operating lease liabilities. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis. If actual performance does not achieve the projections, the Company may recognize impairment charges in future periods, and such charges could be material. Prior to the adoption of ASC 842 on December 31, 2018, for closed restaurant locations, the Company reviewed the future minimum lease payments and related ancillary costs from

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

the date of the restaurant closure to the end of the remaining lease term and recorded a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries.
A summary of impairment on long-lived assets and other lease charges recorded by segment is as follows:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Pollo Tropical	$15	$13,587	$57,947
Taco Cabana	13,086	7,557	3,813
	$13,101	$21,144	$61,760

On April 24, 2017, the Company announced a Strategic Renewal Plan (the "Plan") to drive long-term shareholder value creation that included the closure of 30 Pollo Tropical restaurants outside its core Florida markets. In September 2017, the Company also closed the six remaining Pollo Tropical restaurants in south Texas. In December 2017, the Company closed four additional underperforming Pollo Tropical restaurants in Atlanta, Georgia. Six Pollo Tropical restaurants that were closed in 2016 and 2017 in Texas were rebranded as Taco Cabana restaurants in 2017 and 2018 and one Pollo Tropical restaurant was rebranded as a Taco Cabana location in 2019. In December 2018, based on a restaurant portfolio examination, the Company closed 14 Pollo Tropical restaurants including all the remaining restaurants in Atlanta, Georgia, and nine Taco Cabana restaurants. The Company also closed six Taco Cabana restaurants in 2017 in conjunction with the Plan, two Taco Cabana restaurants in the second quarter of 2018 as a result of the sale of a property and a lease termination, one Taco Cabana restaurant in the fourth quarter of 2019 as a result of a lease termination, and 19 Taco Cabana restaurants in January 2020 as a result of a restaurant portfolio review.
Impairment and other lease charges for the twelve months ended December 29, 2019, consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $0.8 million and $13.2 million, respectively, and net lease charge recoveries for Pollo Tropical and Taco Cabana restaurants of $(0.8) million and $(0.1) million, respectively. Impairment charges in 2019, which also included right-of-use asset impairment, were related primarily to 19 Taco Cabana restaurants that were subsequently closed in 2020, five of which were initially impaired in prior years, as well as previously closed Pollo Tropical restaurants and other underperforming Taco Cabana restaurants that the Company continues to operate. Net lease charge recoveries in 2019 were related primarily to lease terminations for previously closed restaurants.
Impairment and other lease charges for the twelve months ended December 30, 2018, consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $13.1 million and $6.0 million, respectively, and lease and other charges for Pollo Tropical and Taco Cabana restaurants (as well as a Taco Cabana office location) of $0.5 million and $1.6 million, respectively, net of recoveries. Impairment charges in 2018 were related primarily to 14 Pollo Tropical restaurants that were closed in 2018, two of which were initially impaired in 2017, nine Taco Cabana restaurants that were closed in 2018, one of which was initially impaired in 2017, and one Pollo Topical restaurant and six Taco Cabana restaurants the Company continued to operate. Other lease charges, net of recoveries, in 2018 were related primarily to restaurants and an office location that were closed in 2018 as well as previously closed restaurants.
Impairment and other lease charges for the twelve months ended December 31, 2017, consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants and an office location of $52.1 million, $1.9 million, and $0.2 million, respectively, and lease and other charges for Pollo Tropical and Taco Cabana restaurants and an office location of $5.4 million, $1.6 million, and $0.5 million, respectively, net of recoveries. Impairment charges in 2017 were related primarily to 40 Pollo Tropical restaurants that were closed in 2017, seven of which were initially impaired in 2016, six Taco Cabana restaurants that were closed in 2017, four of which were initially impaired in 2016, and two Pollo Topical restaurants and five Taco Cabana restaurants the Company continued to operate. Impairment charges in 2017 also included charges with respect to an office location that was closed in December 2017. Other lease charges, net of recoveries, in 2017 were related primarily to restaurants and an office location that were closed in 2017 as well as previously closed restaurants.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. The Company also utilized discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilized current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the twelve months ended December 29, 2019, and December 30, 2018, totaled $5.8 million and $8.0 million, respectively.

6. Other Liabilities
Other current liabilities consist of the following:

	December 29, 2019	December 30, 2018
Operating lease liabilities	$22,338	$—
Accrued workers' compensation and general liability claims	4,354	4,886
Sales and property taxes	1,889	1,958
Accrued occupancy costs	891	4,554
Other	2,797	2,688
	$32,269	$14,086

Other non-current liabilities consist of the following:

	December 29, 2019	December 30, 2018
Accrued occupancy costs	$78	$21,534
Accrued workers' compensation and general liability claims	7,348	6,808
Deferred compensation	424	867
Other	555	3,295
	$8,405	$32,504

At December 30, 2018 accrued occupancy costs included obligations pertaining to closed restaurant locations and accruals to expense operating lease rental payments on a straight-line basis over the lease term. As a result of adopting ASC 842 on December 31, 2018, at December 29, 2019, accrued occupancy costs primarily consisted of obligations pertaining to closed restaurant locations.
The following table presents the activity in the closed restaurant reserve, of which $0.1 million and $4.4 million are included in non-current liabilities at December 29, 2019 and December 30, 2018, respectively, with the remainder in other current liabilities.

	Year Ended
	December 29, 2019	December 30, 2018
Balance, beginning of period	$8,819	$12,994
Provisions for restaurant closures	—	2,228
Additional lease charges (recoveries), net	—	(152)
Payments, net	(1,405)	(6,778)
Other adjustments(1)	(6,662)	527
Balance, end of period	$752	$8,819

(1)
As a result of adopting ASC 842 on December 31, 2018, the portion of the closed restaurant reserve related to operating lease rental payments totaling $6.0 million was reclassified and included as a component of the related ROU assets during the twelve months ended December 29, 2019. The portion of the closed restaurant reserve related to variable ancillary lease costs was not reclassified and was not included as a reduction to ROU assets.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

7. Leases
The Company utilizes land and buildings in its operations under various operating and finance lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for 20 years and, in many cases, provide for renewal options and in most cases rent escalations. As of December 29, 2019, the Company's leases have remaining lease terms of 0.3 years to 21.8 years. Some of the Company's leases include options to extend the lease for up to 40 years. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities. Variable lease payments included in rent expense consist of such contingent rent, certain rent payments based on changes in an index and certain occupancy related costs, such as variable common area maintenance expense and property taxes. The Company is not subject to residual value guarantees under any of the lease agreements. Many of the Company's real estate leases contain usage restrictions, but its leases do not contain financial covenants and restrictions.
Lease expense consisted of the following:

Twelve Months Ended
December 29, 2019
Operating lease cost	$45,414

Finance lease costs:
Amortization of right-of-use assets	$202
Interest on lease liabilities	226
Total finance lease costs	$428

Variable lease costs	12,050
Sublease income	(4,037)
Total lease costs	$53,855

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Supplemental balance sheet information related to leases is as follows:

December 29, 2019
Operating Leases
Operating lease right-of-use assets	$251,272

Other current liabilities	$22,338
Operating lease liabilities	256,798
Total operating lease liabilities	$279,136

Finance Leases
Property and equipment, gross	$2,713
Accumulated amortization	(1,323)
Property and equipment, net	$1,390

Current portion of long-term debt	$212
Long-term debt, net of current portion	1,823
Total finance lease liabilities	$2,035

Weighted Average Remaining Lease Term (in Years)
Operating leases	12.1
Finance leases	7.9

Weighted Average Discount Rate
Operating leases	7.67%
Finance leases	12.67%

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Supplemental cash flow information related to leases is as follows:

Twelve Months Ended
December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$41,216
Operating cash flows for finance leases	226
Financing cash flows for finance leases	164

Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	12,654
Finance lease ROU assets	495

Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	4,372
Operating lease liabilities	5,126

Operating lease right-of-use assets obtained and liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	267,743
Operating lease liabilities	291,373

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2020	$42,479	$434
2021	40,189	475
2022	38,917	475
2023	35,742	428
2024	32,481	350
Thereafter	251,977	1,278
Total lease payments	441,785	3,440
Less amount representing interest	(162,649)	(1,405)
Total discounted lease liabilities	279,136	2,035
Less current portion	(22,338)	(212)
Long-term portion of lease liabilities	$256,798	$1,823

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

As of December 29, 2019, the Company had five additional operating leases for restaurant properties. These operating leases will commence in fiscal year 2020 with each lease having an initial lease term of 15 years.
Minimum rent commitments due under capital and non-cancelable operating leases at December 30, 2018, were as follows:

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

The Company subleases land and buildings related to closed restaurant locations and a closed office location under various operating sublease agreements. Initial sublease terms are generally for the period of time remaining on the head lease term and, in some cases, subleases provide for renewal options and in most cases rent escalations. As of December 29, 2019, the Company's subleases have remaining sublease terms of 2.3 years to 19.4 years. Some of the Company's subleases include options to extend the lease for up to 25 years. Variable lease payments included in sublease income consist of certain occupancy related costs, such as variable common area maintenance expense and property taxes where the Company makes the real estate payment and is reimbursed by the lessee. The sublease agreements do not include residual value guarantees. Consistent with the Company's real estate leases, many of the subleases contain usage restrictions, but its subleases do not contain financial covenants and restrictions.
The undiscounted cash flows to be received under operating subleases were as follows:

Operating Leases
2020	$4,651
2021	4,878
2022	4,833
2023	4,828
2024	4,884
Thereafter	45,031
Total	$69,105

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Total rent expense on operating leases, including contingent rentals, prior to the adoption of ASC 842 was as follows:

	Year Ended
	December 30, 2018	December 31, 2017
Minimum rent on real property, excluding rent included in pre-opening costs	$35,881	$36,760
Additional rent based on percentage of sales	153	176
Restaurant rent expense	36,034	36,936
Rent included in pre-opening costs	861	856
Administrative and equipment rent	850	988
	$37,745	$38,780

8. Long-term Debt
Long term debt at December 29, 2019, and December 30, 2018, consisted of the following:

	December 29, 2019	December 30, 2018
Revolving credit facility	$75,000	$78,000
Finance/capital leases	2,035	1,744
	77,035	79,744
Less: current portion of long-term debt	(212)	(108)
	$76,823	$79,636

Senior Credit Facility. In November 2017, the Company entered into a senior secured revolving credit facility with a syndicate of lenders. The senior credit facility provides for aggregate revolving credit borrowings of up to $150.0 million (including up to $15.0 million available for letters of credit) and matures on November 30, 2022. The senior credit facility also provides for potential incremental increases of up to $50.0 million to the revolving credit borrowings available under the senior credit facility. On December 29, 2019, there were $75.0 million in outstanding borrowings under the senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at the Company's option, equal to either (all terms as defined in the senior credit facility agreement):

1)	the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on the Company's Adjusted Leverage Ratio (with a margin of 1.25% as of December 29, 2019), or

2)	the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on the Company's Adjusted Leverage Ratio (with a margin of 2.25% at December 29, 2019)
In addition, the senior credit facility requires the Company to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on the Company's Adjusted Leverage Ratio, (with a rate of 0.30% at December 29, 2019) and the unused portion of the facility and (ii) a letter of credit participation fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
All obligations under the Company's senior credit facility are guaranteed by all of the Company's material domestic subsidiaries. In general, the Company's obligations under the senior credit facility and its subsidiaries' obligations under the guarantees are secured by a first priority lien and security interest on substantially all of its assets and the assets of its material subsidiaries (including a pledge of all of the capital stock and equity interests of its material subsidiaries), other than certain specified assets, including real property owned by the Company or its subsidiaries.
The outstanding borrowings under the Company's senior credit facility are prepayable subject to breakage costs as defined in the senior credit facility agreement. The senior credit facility requires the Company to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting the Company's and its subsidiaries' ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

(subject to certain exceptions), (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change its business. In addition, the senior credit facility requires the Company to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined in the senior credit facility agreement).
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
As of December 29, 2019, the Company was in compliance with the financial covenants under its senior credit facility. After reserving $3.7 million for letters of credit, $71.3 million was available for borrowing under the senior credit facility at December 29, 2019.
At December 29, 2019, principal payments required on borrowings under the senior credit facility were $75.0 million in 2022. The weighted average interest rate on the borrowings under the senior credit facility was 4.04% and 4.59% at December 29, 2019, and December 30, 2018, respectively. Interest expense on the Company's long-term debt, excluding lease financing obligations, was $3.7 million, $3.9 million and $2.7 million for the years ended December 29, 2019; December 30, 2018; and December 31, 2017, respectively.

9. Income Taxes
The Company's income tax provision (benefit) was comprised of the following:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Current:
Federal	$(2,347)	$(10,378)	$(5,718)
Foreign	336	355	346
State	492	421	445
	(1,519)	(9,602)	(4,927)
Deferred:
Federal	(2,132)	6,591	(1,059)
State	(425)	297	(1,649)
	(2,557)	6,888	(2,708)
Valuation allowance	13,445	(58)	(120)
	$9,369	$(2,772)	$(7,755)

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities at December 29, 2019, and December 30, 2018, were as follows:

	December 29, 2019	December 30, 2018
Deferred income tax assets:
Accrued vacation benefits	$875	$1,017
Incentive compensation	1,024	959
Other accruals	2,804	2,976
Deferred income on sale-leaseback of real estate	—	4,591
Operating lease liabilities	65,251	—
Occupancy costs	175	6,038
Tax credit carryforwards	1,949	1,534
Federal net operating loss	2,770	1,040
Other	973	839
Gross deferred income tax assets	75,821	18,994
Deferred income tax liabilities:
Right-of-use operating lease assets	(58,524)	—
Property and equipment depreciation	(6,509)	(5,438)
Amortization of other intangibles, net	(34)	(2,121)
Cloud-based software deferred costs	(990)	—
Other	(400)	(374)
Gross deferred income tax liabilities	(66,457)	(7,933)
Less: Valuation allowance	(14,123)	(678)
Net deferred income tax assets	$(4,759)	$10,383

The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred income tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available positive and negative evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and, when appropriate, estimated future taxable income exclusive of reversing temporary differences and carryforwards. In the fourth quarter of 2019, the Company determined that it is more likely than not that its deferred tax assets will not be fully realized in future periods and established a valuation allowance of $10.3 million against federal deferred tax assets and $3.2 million against state deferred tax assets. At December 29, 2019, the Company had a valuation allowance of $14.1 million against deferred income tax assets where it was determined to be more likely than not that the deferred income tax assets will not be realized through the reversal of existing deferred tax liabilities. At December 30, 2018, the Company had a valuation allowance of $0.7 million against net deferred income tax assets due to foreign income tax credit carryforwards where it was determined to be more likely than not that the deferred income tax asset amounts would not be realized. The valuation allowance increased $13.4 million in 2019 as a result of establishing a valuation allowance in the fourth quarter of 2019, and decreased $0.1 million in 2018 primarily due to expired foreign income tax credits. The Company's ability to utilize deferred income tax assets and estimate future taxable income for federal and state purposes can significantly change based on future events and operating results.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company's effective tax rate was (12.5)%, (55.3)%, and 17.6% for the years ended December 29, 2019; December 30, 2018; and December 31, 2017, respectively. A reconciliation of the statutory federal income tax provision (benefit) to the effective tax provision (benefit) was as follows:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Statutory federal income tax provision (benefit)	$(15,753)	$1,053	$(15,394)
State income taxes, net of federal benefit	49	552	(734)
Change in valuation allowance	13,445	(58)	(120)
Change in federal income tax rate and tax methods	(716)	(3,977)	8,952
Net share-based compensation-tax benefit deficiencies	235	178	228
Non-deductible goodwill	12,357	—	—
Non-deductible expenses	214	53	84
Foreign taxes	336	355	346
Employment tax credits	(381)	(897)	(914)
Foreign tax credits/deductions	(71)	(75)	(121)
Other	(346)	44	(82)
	$9,369	$(2,772)	$(7,755)

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
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 29, 2019, and December 30, 2018, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The Company has deferred tax benefits of $2.8 million related to federal net operating loss carryforwards which have no expiration date and $1.3 million related to employment tax credits which, if unutilized after various times beginning in 2038, will have a reduced value of $0.3 million. The Company also has a deferred tax benefit of $0.4 million (for which a valuation allowance has been established) related to a Florida net operating loss carryforward that has no expiration date.
The Company is currently under examination by the Internal Revenue Service for the tax years 2015–2017. It is not currently under examination by any other taxing jurisdictions. The tax years 2015–2019 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

10. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 1,381,137 shares and 112,358 shares of its common stock under the program in open market transactions during the twelve months ended December 29, 2019, and December 30, 2018, for $14.3 million and $2.8 million, respectively. The repurchased shares are held as treasury stock at cost.
Stock-Based Compensation
The Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. The aggregate number of shares of stock authorized for distribution under the Fiesta Plan is 3,300,000. As of December 29, 2019, there were 1,467,699 shares available for future grants under the Fiesta Plan.
During the years ended December 29, 2019; December 30, 2018; and December 31, 2017, the Company granted certain employees, and in 2019 and 2018 a consultant, in the aggregate 243,948; 161,791; and 182,522 non-vested restricted shares, respectively, under the Fiesta Plan. Shares granted to employees during the years ended December 29, 2019; December 30, 2018; and December 31, 2017, vest and become non-forfeitable over a four-year vesting period. The shares granted to the consultant vest over a three-year vesting period. The weighted average fair value at the grant date for restricted non-vested shares issued during the years ended December 29, 2019; December 30, 2018; and December 31, 2017, was $13.06 per share, $18.70 per share, and $20.75 per share, respectively.
During the years ended December 29, 2019; December 30, 2018; and December 31, 2017, the Company granted non-employee directors 43,054; 31,146; and 38,596 non-vested restricted shares, respectively, under the Fiesta Plan. The weighted average fair value at the grant date for restricted non-vested shares issued to directors during the twelve months ended December 29, 2019; December 30, 2018; and December 31, 2017, was $12.66 per share, $20.71 per share, and $21.25 per share, respectively. These shares vest and become non-forfeitable over a one-year vesting period, or for certain grants to new directors, over a five-year vesting period.
During the year ended December 31, 2017, the Company granted certain employees 11,745 restricted stock units under the Fiesta Plan. Certain of the restricted stock units vest and become non-forfeitable over a four-year vesting period and certain of the restricted stock units vest and become non-forfeitable at the end of a four-year vesting period. The weighted average fair value at grant date for the restricted stock units issued to employees during the year ended December 31, 2017, was $20.75 per share.
Also during the years ended December 29, 2019; December 30, 2018; and December 31, 2017 the Company granted certain employees 15,348; 112,169; and 92,171 restricted stock units, respectively, under the Fiesta Plan subject to continued service requirements and market performance conditions.

•
During the year ended December 31, 2017, the Company granted its Chief Executive Officer 72,290 restricted stock units, which vest in four tranches over a four-year vesting period subject to continued service and attainment of specified share prices of the Company's common stock during 20 consecutive trading days at any point during each year. Each tranche vests by the end of a one-year period if the specified target stock price condition for that year is met. If the specified target stock price condition for any tranche is not met for the year, the cumulative unearned units will be rolled over to subsequent tranches on a pro rata basis. The number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 72,290 shares, if the service and market performance conditions are met in the fourth year. The weighted average fair value at grant date for these restricted stock units was $12.90 per share.

•
During the years ended December 30, 2018, and December 31, 2017, the Company granted certain executives 112,169 and 19,881 restricted stock units, respectively, which vest in three tranches over a three-year vesting period subject to continued service and attainment of specified share price of the Company's common stock. Each tranche vests by the end

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

of a one-year period if the specified target stock price condition for that year is met. If the specified target stock price condition for any tranche is not met for the year, the cumulative unearned units will be rolled over to subsequent tranches on a pro rata basis. The number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 112,169 and 19,881 shares, if the service and market performance conditions are met in the third year. The weighted average fair value at grant date for the restricted stock units granted to executives in the years ended December 30, 2018, and December 31, 2017, was $6.96 per share and $9.31 per share, respectively.

•
During the year ended December 29, 2019, the Company granted a certain executive 15,348 restricted stock units, which vest in two tranches over a two-year vesting period subject to continued service and attainment of specified share price of the Company's common stock. Each tranche vests by the end of a one-year period if the specified target stock price condition for that year is met. If the specified target stock price condition for the first tranche is not met for the year, the cumulative unearned units will be rolled over to the subsequent tranche. The number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 15,348 shares, if the service and market performance conditions are met in the last vesting period. The weighted average fair value at grant date for the restricted stock units granted in the year ended December 29, 2019 was $1.76 per share.

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable requisite service period of the award (the vesting period) using the straight-line method, or for restricted stock units subject to market performance conditions using the accelerated method. Stock-based compensation expense for the years ended December 29, 2019; December 30, 2018; and December 31, 2017, was $2.8 million, $3.5 million, and $3.5 million, respectively. As of December 29, 2019, the total unrecognized stock-based compensation expense related to non-vested shares and restricted stock units was approximately $4.0 million. At December 29, 2019, the remaining weighted average vesting period for non-vested restricted shares was 2.4 years and restricted stock units was 0.7 years.
A summary of all non-vested restricted shares and restricted stock units activity for the year ended December 29, 2019, is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	287,866	$20.70	231,112	$12.44
Granted	287,002	13.00	15,348	1.76
Vested/Released	(131,185)	20.30	(3,516)	62.05
Forfeited	(88,078)	17.02	(66,582)	15.34
Outstanding at December 29, 2019	355,605	$15.47	176,362	$9.42

The fair value of the non-vested restricted shares and all other restricted stock units is based on the closing price on the date of grant. The fair value of the restricted stock units subject to market conditions was estimated using the Monte Carlo simulation method. The assumptions used to value grant restricted stock units subject to market conditions are detailed below:

	2019	2018	2017
	Non-CEO Grant	Non-CEO Grant	Non-CEO Grant	CEO Grant
Grant date stock price	$14.66	$18.70	$17.60	$22.55
Fair value at grant date	$1.76	$6.96	$9.31	$12.90
Risk free interest rate	2.53%	2.40%	1.51%	1.52%
Expected term (in years)	2	3	2.5	3.8
Dividend yield	—%	—%	—%	—%
Expected volatility	43.18%	41.49%	41.72%	39.06%

The fair value of the shares vested and released during the years ended December 29, 2019; December 30, 2018; and December 31, 2017, was $1.8 million, $2.5 million, and $2.1 million, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

11. Business Segment Information
The Company owns, operates and franchises two restaurant brands, Pollo Tropical® and Taco Cabana®, each of which is an operating segment. Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared tropical-inspired menu items, while Taco Cabana restaurants specialize in Mexican-inspired food.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
December 29, 2019:
Restaurant sales	$361,693	$296,570	$—	$658,263
Franchise revenue	1,780	900	—	2,680
Cost of sales	115,119	92,334	—	207,453
Restaurant wages and related expenses(1)	84,909	94,269	—	179,178
Restaurant rent expense	22,050	25,755	—	47,805
Other restaurant operating expenses	49,768	42,129	—	91,897
Advertising expense	12,358	10,821	—	23,179
General and administrative expense(2)	31,023	25,172	—	56,195
Adjusted EBITDA	50,560	7,889	—	58,449
Depreciation and amortization	21,476	17,719	—	39,195
Capital expenditures	21,921	18,023	1,303	41,247
December 30, 2018:
Restaurant sales	$374,381	$311,544	$—	$685,925
Franchise revenue	1,815	857	—	2,672
Cost of sales	123,042	95,904	—	218,946
Restaurant wages and related expenses(1)	87,025	101,106	—	188,131
Restaurant rent expense	17,457	18,577	—	36,034
Other restaurant operating expenses	51,757	49,071	—	100,828
Advertising expense	13,068	10,627	—	23,695
General and administrative expense(2)	29,621	24,904	—	54,525
Adjusted EBITDA	54,903	13,059	—	67,962
Depreciation and amortization	21,372	16,232	—	37,604
Capital expenditures	27,667	28,886	1,297	57,850
December 31, 2017:
Restaurant sales	$372,328	$294,256	$—	$666,584
Franchise revenue	1,787	761	—	2,548
Cost of sales	117,493	85,395	—	202,888
Restaurant wages and related expenses(1)	88,587	96,155	—	184,742
Restaurant rent expense	18,949	17,987	—	36,936
Other restaurant operating expenses	52,848	46,079	—	98,927
Advertising expense	16,397	9,694	—	26,091
General and administrative expense(2)	33,025	26,608	—	59,633
Adjusted EBITDA	50,937	16,508	—	67,445
Depreciation and amortization	21,758	13,199	—	34,957
Capital expenditures	31,786	20,781	3,299	55,866
Identifiable Assets:
December 29, 2019	$340,012	$195,883	$32,746	$568,641
December 30, 2018	207,435	174,681	36,543	418,659
December 31, 2017	227,194	167,237	28,882	423,313

(1)	Includes stock-based compensation expense of $195, $90 and $52 for the years ended December 29, 2019; December 30, 2018; and December 31, 2017, respectively.

(2)	Includes stock-based compensation expense of $2,649, $3,379 and $3,493 for the years ended December 29, 2019; December 30, 2018; and December 31, 2017, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows:

Year Ended	Pollo Tropical	Taco Cabana	Consolidated
December 29, 2019:
Net loss			$(84,386)
Provision for income taxes			9,369
Income (loss) before taxes	$20,300	$(95,317)	$(75,017)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	21,476	17,719	39,195
Impairment and other lease charges	15	13,086	13,101
Goodwill impairment	—	67,909	67,909
Interest expense	1,953	1,919	3,872
Closed restaurant rent expense, net of sublease income	3,260	903	4,163
Other expense (income), net	862	179	1,041
Stock-based compensation expense in restaurant wages	70	125	195
Total non-general and administrative expense adjustments	27,636	101,840	129,476
General and administrative expense adjustments:
Stock-based compensation expense	1,590	1,059	2,649
Restructuring costs and retention bonuses	827	137	964
Digital and brand repositioning costs	207	170	377
Total general and administrative expense adjustments	2,624	1,366	3,990
Adjusted EBITDA	$50,560	$7,889	$58,449

December 30, 2018:
Net income			$7,787
Benefit from income taxes			(2,772)
Income (loss) before taxes	$17,639	$(12,624)	$5,015
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	21,372	16,232	37,604
Impairment and other lease charges	13,587	7,557	21,144
Interest expense	1,920	2,046	3,966
Other expense (income), net	(1,225)	(1,782)	(3,007)
Stock-based compensation expense in restaurant wages	34	56	90
Total non-general and administrative expense adjustments	35,688	24,109	59,797
General and administrative expense adjustments:
Stock-based compensation expense	1,885	1,494	3,379
Board and shareholder matter costs	(328)	(269)	(597)
Restructuring costs and retention bonuses	196	349	545
Legal settlements and related costs	(177)	—	(177)
Total general and administrative expense adjustments	1,576	1,574	3,150
Adjusted EBITDA	$54,903	$13,059	$67,962

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Year Ended:	Pollo Tropical	Taco Cabana	Consolidated
December 31, 2017:
Net loss			$(36,232)
Benefit from income taxes			(7,755)
Loss before taxes	$(37,831)	$(6,156)	$(43,987)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	21,758	13,199	34,957
Impairment and other lease charges	57,947	3,813	61,760
Interest expense	1,348	1,529	2,877
Other expense (income), net	2,427	(237)	2,190
Stock-based compensation expense in restaurant wages	(4)	56	52
Unused pre-production costs in advertising expense	322	88	410
Total non-general and administrative expense adjustments	83,798	18,448	102,246
General and administrative expense adjustments:
Stock-based compensation expense	1,983	1,510	3,493
Terminated capital project	484	365	849
Board and shareholder matter costs	1,738	1,311	3,049
Restructuring costs and retention bonuses	1,390	1,030	2,420
Office restructuring and relocation costs	(152)	—	(152)
Legal settlements and related costs	(473)	—	(473)
Total general and administrative expense adjustments	4,970	4,216	9,186
Adjusted EBITDA	$50,937	$16,508	$67,445

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
Weighted average outstanding restricted stock units totaling 560 shares were not included in the computation of diluted earnings per share for the twelve months ended December 30, 2018, because including these restricted stock units would have been antidilutive. For the twelve months ended December 29, 2019, and December 31, 2017, all restricted stock units outstanding were excluded from the computation of diluted earnings per share because including restricted stock units would have been antidilutive as a result of the net loss in the period.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The computation of basic and diluted EPS is as follows:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Basic and diluted EPS:
Net income (loss)	$(84,386)	$7,787	$(36,232)
Less: income allocated to participating securities	—	85	—
Net income (loss) available to common stockholders	$(84,386)	$7,702	$(36,232)
Weighted average common shares—basic	26,500,356	26,890,577	26,821,471
Restricted stock units	—	3,506	—
Weighted average common shares—diluted	26,500,356	26,894,083	26,821,471

Earnings (loss) per common share—basic	$(3.18)	$0.29	$(1.35)
Earnings (loss) per common share—diluted	$(3.18)	$0.29	$(1.35)

13. Commitments and Contingencies
Lease Assignments. Taco Cabana has assigned two leases to various parties on properties where it no longer operates restaurants with lease terms expiring on various dates through 2029. The assignees are responsible for making the payments required by the leases. The Company is a guarantor under one of the leases, and it remains secondarily liable as a surety with respect to one of the leases. Pollo Tropical assigned one lease to a third party on a property where it no longer operates with a lease term expiring in 2033. The assignee is responsible for making the payments required by the lease. The Company is a guarantor under the lease.
The maximum potential liability for future rental payments that the Company could be required to make under these leases at December 29, 2019, was $3.2 million. The Company could also be obligated to pay property taxes and other lease related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
Legal Matters. The Company is a party to various legal proceedings incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial statements. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability.
Contingency Related to Insurance Recoveries. During the third quarter of 2017, Texas and Florida were struck by Hurricane Harvey and Irma (the "Hurricanes"). Forty-three Taco Cabana and two Pollo Tropical restaurants in the Houston metropolitan area and all Pollo Tropical restaurants in Florida and the Atlanta metropolitan area were temporarily closed and affected by the Hurricanes to varying degrees. In 2017, the Company recorded expected insurance proceeds of $0.7 million and $0.4 million for Pollo Tropical and Taco Cabana, respectively. In the twelve months ended December 30, 2018, the Company received business interruption and property damage insurance settlement proceeds of $2.8 million and $1.7 million, respectively, and recognized other income of $2.1 million and $1.4 million for Pollo Tropical and Taco Cabana, respectively, related to the Hurricanes. The Company has received a final settlement related to the Hurricanes as of December 30, 2018.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

14. Retirement Plans
Fiesta offers the Company's salaried employees the option to participate in the Fiesta Corporation Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Fiesta may elect to contribute to the Retirement Plan on an annual basis. Contributions made by Fiesta to the Retirement Plan for the Company's employees are made after the end of each plan year. For 2019, 2018 and 2017, Fiesta's discretionary annual contribution is equal to 50% of the employee's contribution up to the first 6% of eligible compensation for a maximum Fiesta contribution of 3% of eligible compensation per participating employee. Under the Retirement Plan, Fiesta contributions begin to vest after 1 year and fully vest after 5 years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Retirement Plan employer matching expense for the years ended December 29, 2019; December 30, 2018; and December 31, 2017, was $0.4 million, $0.5 million and $0.4 million respectively.
Fiesta also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as "highly compensated" employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 29, 2019, and December 30, 2018, a total of $0.4 million and $0.9 million, respectively, was deferred by the Company's employees under the Deferred Compensation Plan, including accrued interest.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

15. Selected Quarterly Financial and Earnings Data (Unaudited)

	Year Ended December 29, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$165,852	$171,381	$164,248	$159,462
Income (loss) from operations(1)	4,469	(41,850)	(24,305)	(9,459)
Net income (loss)(2)	2,289	(43,440)	(22,182)	(21,053)
Earnings (loss) per common share—basic	$0.08	$(1.62)	$(0.84)	$(0.82)
Earnings (loss) per common share—diluted	0.08	(1.62)	(0.84)	(0.82)

	Year Ended December 30, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$169,484	$176,827	$174,648	$167,638
Income (loss) from operations(1)	6,878	13,500	(1,921)	(9,476)
Net income (loss)(3)	4,184	9,493	2,047	(7,937)
Earnings (loss) per common share—basic	$0.15	$0.35	$0.08	$(0.30)
Earnings (loss) per common share—diluted	0.15	0.35	0.08	(0.30)

(1)
The Company recognized impairment and other lease charges of $(0.3) million, $1.8 million, $3.3 million and $8.4 million in the first, second, third and fourth quarters of 2019, respectively, and $(0.7) million, $0.8 million, $6.4 million and $14.6 million in the first, second, third and fourth quarters of 2018, respectively. See Note 5—Impairment of Long-lived Assets and Other Lease Charges. The Company recognized goodwill impairment charges of $46.5 million (which was not tax deductible) and $21.4 million (of which $9.1 million was tax deductible) in the second and third quarters of 2019, respectively.

(2)	The Company recorded a valuation allowance on its deferred income tax assets, which resulted in a $13.5 million increase in income taxes in the fourth quarter of 2019.

(3)
In 2018, in conjunction with a cost segregation study conducted prior to filing its 2017 federal income tax return, the Company changed the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions. Changes in the Company's 2017 federal income tax return from the amounts recorded as of December 31, 2017 were primarily the result of changing the depreciable lives of assets for federal income tax purposes. These changes allowed the Company to record an incremental benefit of $3.9 million during the third quarter of 2018. See Note 9 for further information regarding income taxes. The federal corporate income tax rate changed from 35.0% to 21.0% effective January 1, 2018.

FIESTA RESTAURANT GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands of dollars)

	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deduction	Balance at end of period
Year ended December 29, 2019:
Deferred income tax valuation allowance	$678	$13,445	$—	$—	$14,123
Year ended December 30, 2018:
Deferred income tax valuation allowance	736	(58)	—	—	678
Year ended December 31, 2017:
Deferred income tax valuation allowance	856	(120)	—	—	736

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of February 2020.

FIESTA RESTAURANT GROUP, INC.

Date:	February 26, 2020	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STACEY RAUCH	Director and Chairman of the Board of Directors	February 26, 2020
Stacey Rauch
/s/ RICHARD C. STOCKINGER	Chief Executive Officer, President and Director	February 26, 2020
Richard C. Stockinger
/s/ DIRK MONTGOMERY	Senior Vice President, Chief Financial Officer, and Treasurer	February 26, 2020
Dirk Montgomery
/s/ CHERI KINDER	Vice President, Corporate Controller, and Chief Accounting Officer	February 26, 2020
Cheri Kinder
/s/ NICHOLAS DARAVIRAS	Director	February 26, 2020
Nicholas Daraviras
/s/ STEPHEN P. ELKER	Director	February 26, 2020
Stephen P. Elker
/s/ BRIAN P. FRIEDMAN	Director	February 26, 2020
Brian P. Friedman
/s/ NICHOLAS P. SHEPHERD	Director	February 26, 2020
Nicholas P. Shepherd
/s/ PAUL E. TWOHIG	Director	February 26, 2020
Paul E. Twohig
/s/ SHERRILL KAPLAN	Director	February 26, 2020
Sherrill Kaplan
/s/ ANDREW RECHTSCHAFFEN	Director	February 26, 2020
Andrew Rechtschaffen