Form 10-Q
period 2020-03-29
Fiesta Restaurant Group, Inc.
filed 2020-05-08
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2020, Fiesta Restaurant Group, Inc. had 27,974,418 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 29, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 29, 2020	December 29, 2019
ASSETS
Current assets:
Cash	$4,009	$13,413
Accounts receivable	6,145	7,933
Inventories	2,894	3,394
Prepaid rent	121	117
Income tax receivable	9,964	3,821
Prepaid expenses and other current assets	11,722	10,605
Total current assets	34,855	39,283
Property and equipment, net	203,042	211,944
Operating lease right-of-use assets	255,810	251,272
Goodwill	56,307	56,307
Other assets	9,016	9,835
Total assets	$559,030	$568,641
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$228	$212
Accounts payable	14,324	14,776
Accrued payroll, related taxes and benefits	8,272	9,866
Accrued real estate taxes	3,160	6,497
Other current liabilities	32,788	32,269
Total current liabilities	58,772	63,620
Long-term debt, net of current portion	72,783	76,823
Operating lease liabilities	262,117	256,798
Deferred tax liabilities	8,971	4,759
Other non-current liabilities	8,384	8,405
Total liabilities	411,027	410,405
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 27,634,722 and 27,461,697 shares issued, respectively, and 25,186,595 and 25,612,597 shares outstanding, respectively	271	271
Additional paid-in capital	173,944	173,132
Retained earnings (accumulated deficit)	(5,433)	1,884
Treasury stock, at cost; 1,993,495 and 1,493,495 shares, respectively	(20,779)	(17,051)
Total stockholders' equity	148,003	158,236
Total liabilities and stockholders' equity	$559,030	$568,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 29, 2020 AND MARCH 31, 2019
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Revenues:
Restaurant sales	$146,086	$165,181
Franchise royalty revenues and fees	613	671
Total revenues	146,699	165,852
Costs and expenses:
Cost of sales	46,276	50,510
Restaurant wages and related expenses (including stock-based compensation expense of $36, and $27, respectively)	40,495	45,036
Restaurant rent expense	11,339	11,745
Other restaurant operating expenses	21,511	21,763
Advertising expense	5,783	5,521
General and administrative (including stock-based compensation expense of $776, and $765, respectively)	14,384	15,071
Depreciation and amortization	9,430	9,548
Pre-opening costs	69	401
Impairment and other lease charges	4,233	(338)
Closed restaurant rent expense, net of sublease income	1,632	1,424
Other expense (income), net	908	702
Total operating expenses	156,060	161,383
Income (loss) from operations	(9,361)	4,469
Interest expense	961	1,234
Income (loss) before income taxes	(10,322)	3,235
Provision for (benefit from) income taxes	(3,005)	946
Net income (loss)	$(7,317)	$2,289
Earnings (loss) per common share:
Basic	$(0.29)	$0.08
Diluted	(0.29)	0.08
Weighted average common shares outstanding:
Basic	25,519,247	26,842,704
Diluted	25,519,247	26,845,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 29, 2020 AND MARCH 31, 2019
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2018	26,858,988	$270	$170,290	$72,268	$(2,769)	$240,059
Stock-based compensation	—	—	792	—	—	792
Vesting of restricted shares	68,286	—	(1)	—	—	(1)
Cumulative effect of adopting a new accounting standard	—	—	—	14,002	—	14,002
Purchase of treasury stock	(158,269)	—	—	—	(2,199)	(2,199)
Net income	—	—	—	2,289	—	2,289
Balance at March 31, 2019	26,769,005	$270	$171,081	$88,559	$(4,968)	$254,942

Balance at December 29, 2019	25,612,597	$271	$173,132	$1,884	$(17,051)	$158,236
Stock-based compensation	—	—	812	—	—	812
Vesting of restricted shares	73,998	—	—	—	—	—
Purchase of treasury stock	(500,000)	—	—	—	(3,728)	(3,728)
Net loss	—	—	—	(7,317)	—	(7,317)
Balance at March 29, 2020	25,186,595	$271	$173,944	$(5,433)	$(20,779)	$148,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 29, 2020 AND MARCH 31, 2019
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Operating activities:
Net income (loss)	$(7,317)	$2,289
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment	—	(13)
Stock-based compensation	812	792
Impairment and other lease charges	4,233	(338)
Depreciation and amortization	9,430	9,548
Amortization of deferred financing costs	68	67
Deferred income taxes	4,212	—
Changes in other operating assets and liabilities	(6,974)	(4,597)
Net cash provided by operating activities	4,464	7,748
Investing activities:
Capital expenditures:
New restaurant development	(1,590)	(3,839)
Restaurant remodeling	(1,025)	(171)
Other restaurant capital expenditures	(2,536)	(5,015)
Corporate and restaurant information systems	(932)	(2,512)
Total capital expenditures	(6,083)	(11,537)
Proceeds from disposals of properties	—	1,774
Net cash used in investing activities	(6,083)	(9,763)
Financing activities:
Borrowings on revolving credit facility	71,420	11,000
Repayments on revolving credit facility	(75,420)	(7,000)
Principal payments on finance leases	(57)	(26)
Payments to purchase treasury stock	(3,728)	(2,199)
Net cash provided by (used in) financing activities	(7,785)	1,775
Net change in cash	(9,404)	(240)
Cash, beginning of period	13,413	5,258
Cash, end of period	$4,009	$5,018
Supplemental disclosures:
Interest paid on long-term debt	$941	$1,685
Accruals for capital expenditures	2,161	4,589
Income tax payments (refunds), net	(1,073)	(58)
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	11,193	5,191
Finance lease ROU assets	33	—
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	—	2,196
Operating lease right-of-use assets obtained and lease liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	—	267,743
Operating lease liabilities	—	291,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively "Pollo Tropical"), and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the "Company." At March 29, 2020, the Company owned and operated 141 Pollo Tropical® restaurants and 146 Taco Cabana® restaurants. All of the Pollo Tropical restaurants are located in Florida and all of the Taco Cabana restaurants are located in Texas. At March 29, 2020, the Company franchised a total of 33 Pollo Tropical restaurants and eight Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, four in Panama, two in Guyana, one in Ecuador, one in the Bahamas, seven on college campuses and one at a hospital in Florida. The franchised Taco Cabana restaurants include six in New Mexico and two on college campuses in Texas.
Going Concern. The unaudited condensed consolidated financial statements have been prepared on the going concern basis of accounting, assuming the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
The COVID-19 pandemic and related "shelter-in-place" orders and other mandates are affecting the restaurant industry and the economy. In response to COVID-19 and in compliance with governmental restrictions, the Company closed the dining room seating areas in all Pollo Tropical and Taco Cabana restaurants, limiting service to take-out, drive-thru, and delivery operations beginning in mid-March 2020. The Company expects the COVID-19 restrictions and economic impact to result in reduced earnings. As the COVID-19 situation is dynamic, the Company does not currently know when it will be able to resume full operations or when its results of operations will return to pre-COVID-19 levels.
The Company has a senior secured revolving credit facility with a syndicate of lenders that provides for aggregate revolving credit borrowings up to $150.0 million and matures on November 30, 2022 ("senior credit facility"). The Company was in compliance with the financial covenants under its senior credit facility, with an outstanding balance of $71.0 million, as of March 29, 2020. The Company borrowed the remaining $75.5 million available for borrowing early in the second quarter of 2020.
However, due to the continued governmental restrictions on operating dine-in services and public gatherings and the resulting declines in revenues, the Company projects it will not remain in compliance with its debt covenants under its senior credit facility during the next twelve months. A breach of its debt covenants will result in an event of default, and the lenders could exercise their right to call the outstanding balance under the Company's senior credit facility. This would result in the Company's total outstanding balance of $146.5 million under its senior credit facility to be immediately due and payable. In such event, the Company believes that it will not have sufficient cash on hand or available liquidity to repay the outstanding balance under its senior credit facility.
Management's plans include executing an amendment related to its debt covenants in its senior credit facility with its lenders and the Company is currently in discussions with its lenders. Management believes that the amendment is probable of occurring. The Company has concluded that Management's plans are probable of being achieved to obtain covenant compliance within the twelve months after the date that the unaudited condensed consolidated financial statements are issued.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2019 contained 52 weeks. The three months ended March 29, 2020 and March 31, 2019 each contained thirteen weeks. The fiscal year ending January 3, 2021 will contain 53 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three months ended March 29, 2020 and March 31, 2019 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 29, 2020 and March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2019 included in the Company's Annual Report on Form 10-K for

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

the fiscal year ended December 29, 2019. The December 29, 2019 balance sheet data is derived from those audited financial statements.
Guidance Adopted in 2020. In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this new accounting standard on December 30, 2019 and will apply it prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard did not have a material effect on the Company's financial statements. The Company deferred and amortized application development stage costs for cloud-based computing arrangements over the life of the related service (subscription) agreement in the same line item that the fees associated with the subscription arrangement were presented prior to adoption of the new standard.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $71.0 million at March 29, 2020, and $75.0 million at December 29, 2019. The carrying value of the Company's senior credit facility was $71.0 million at March 29, 2020 and $75.0 million at December 29, 2019.

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
Leases. The Company assesses whether an agreement contains a lease at inception. All leases are reviewed for finance or operating classification once control is obtained. The majority of the Company's leases are operating leases. Operating leases are included within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included within property and equipment, net, current portion of long-term debt, and long-term debt, net of current portion in the condensed consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made in advance and is reduced by lease incentives received. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. Lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company assumes options are reasonably certain to be exercised when such options are required to achieve a minimum 20-year lease term for new restaurant properties and when it incurs significant leasehold improvement costs near the end of a lease term. The Company

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

uses judgment and available data to allocate consideration in a contract when it leases land and a building. The Company also uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a synthetic credit rating determined using a valuation model. Lease expense for lease payments is recognized on a straight-line basis over the lease term unless the related ROU asset has been adjusted for an impairment charge. The Company has real estate lease agreements with lease and non-lease components, which are accounted for as a single lease component.
As a result of the COVID-19 pandemic the Company entered into a rent deferral agreement with one landlord as of March 29, 2020, and entered into similar agreements with other landlords in the second quarter of 2020. Under these agreements, certain rent payments will be deferred without penalty for various periods, generally for up to three months. The Company has elected to account for lease concessions and deferrals resulting directly from COVID-19 as though the enforceable rights and obligations to the concessions and deferrals existed in the respective contracts at lease inception and will not account for the concessions and deferrals as lease modifications.
Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include: insurance liabilities, evaluation for impairment of goodwill and long-lived assets, lease accounting matters, and deferred income tax assets. Actual results could differ from those estimates. Due to the uncertainty associated with the unprecedented nature of the COVID-19 pandemic and the impact it will have on the Company's operations and future cash flows, it is reasonably possible that the estimates of future cash flows used in impairment assessments will change in the near term and the effect of the change could be material. The Company's current estimates assume that "shelter-in-place" mandates, social distancing, closing dining rooms in restaurants and other changes related to COVID-19 will continue to have a significant impact for the remainder of the year with the greatest impact in the near term.

2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	March 29, 2020	December 29, 2019
Prepaid contract expenses	$4,369	$4,410
Assets held for sale(1)	4,110	4,110
Other	3,243	2,085
	$11,722	$10,605

(1)	One closed Pollo Tropical restaurant and two closed Taco Cabana restaurant properties owned by the Company were classified as held for sale as of March 29, 2020 and December 29, 2019.

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of impairment of long-lived assets and other lease charges (recoveries) recorded by segment is as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Pollo Tropical	$3,696	$(379)
Taco Cabana	537	41
	$4,233	$(338)

Impairment and other lease charges for the three months ended March 29, 2020 for Pollo Tropical include impairment charges of $3.7 million, related primarily to the impairment of assets from three underperforming Pollo Tropical restaurants for which the near-term impact of temporary COVID-19 related closure for two locations and sustained low sales resulted in a decline in expected future cash flows. Impairment and other lease charges for the three months ended March 29, 2020 for Taco Cabana include impairment charges of $0.5 million, related primarily to impairment of assets for two underperforming Taco Cabana restaurants for which continued sales declines coupled with the near-term impact of expected sales declines resulted in a decrease in the estimated future cash flows.
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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. The Company also utilized discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilized current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the three months ended March 29, 2020 totaled $3.4 million.

4. Other Liabilities
Other current liabilities consist of the following:

	March 29, 2020	December 29, 2019
Operating lease liabilities	$23,050	$22,338
Accrued workers' compensation and general liability claims	4,876	4,354
Sales and property taxes	865	1,889
Accrued occupancy costs	424	891
Other	3,573	2,797
	$32,788	$32,269

Other non-current liabilities consist of the following:

	March 29, 2020	December 29, 2019
Accrued workers' compensation and general liability claims	$7,348	$7,348
Deferred compensation	427	424
Accrued occupancy costs	78	78
Other	531	555
	$8,384	$8,405

Accrued occupancy costs primarily consisted of obligations pertaining to closed restaurant locations.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The following table presents the activity in the closed restaurant reserve, of which $0.1 million and $0.1 million are included in non-current liabilities at March 29, 2020 and December 29, 2019, respectively, with the remainder in other current liabilities.

	Three Months Ended March 29, 2020	Year Ended December 29, 2019
Balance, beginning of period	$752	$8,819
Payments, net	(228)	(1,405)
Other adjustments(1)	(129)	(6,662)
Balance, end of period	$395	$752

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

5. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 500,000 shares of common stock valued at approximately $3.7 million and 158,269 shares of common stock valued at approximately $2.2 million during the three months ended March 29, 2020 and March 31, 2019, respectively. The shares repurchased in 2020 were purchased on or before March 12, 2020. The repurchased shares are held as treasury stock at cost.
Stock-Based Compensation
During the three months ended March 29, 2020, the Company granted certain employees and a new non-employee director a total of 183,426 non-vested restricted shares under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). The shares granted to employees generally vest and become non-forfeitable over a four-year vesting period. The shares granted to the new non-employee director vest and become non-forfeitable over a five-year vesting period. The weighted average fair value at grant date for non-vested shares issued during the three months ended March 29, 2020 and March 31, 2019 was $8.99 and $13.44 per share, respectively.
The weighted average fair value at grant date for the restricted stock units subject to market conditions granted in the three months ended March 31, 2019 was $1.76 per share.
Stock-based compensation expense for each of the three months ended March 29, 2020 and March 31, 2019 was $0.8 million. At March 29, 2020, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $4.6 million. At March 29, 2020, the remaining weighted average vesting period for non-vested restricted shares was 2.9 years and restricted stock units was 0.9 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of all non-vested restricted shares and restricted stock units activity for the three months ended March 29, 2020 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	355,605	$15.47	176,362	$9.42
Granted	183,426	8.99	—	—
Vested and released	(73,251)	19.03	(747)	32.44
Forfeited	(11,148)	14.11	(607)	24.86
Outstanding at March 29, 2020	454,632	$12.31	175,008	$9.27

The fair value of the non-vested restricted shares and all other restricted stock units is based on the closing price on the date of grant. The fair value of the restricted stock units subject to market conditions was estimated using the Monte Carlo simulation method. The assumptions used to value grant restricted stock units subject to market conditions are detailed below:

2019
Grant date stock price	$14.66
Fair value at grant date	$1.76
Risk free interest rate	2.53%
Expected term (in years)	2
Dividend yield	—%
Expected volatility	43.18%

6. Business Segment Information
The Company owns, operates and franchises two restaurant brands, Pollo Tropical® and Taco Cabana®, each of which is an operating segment. Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared tropical-inspired menu items, while Taco Cabana restaurants specialize in Mexican-inspired food.
Each segment's accounting policies are described in the summary of significant accounting policies in Note 1 to the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2019. The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company's restaurants as set forth in the reconciliation table below.
The "Other" column includes corporate-related items not allocated to reportable segments and consists primarily of corporate-owned property and equipment, lease assets, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, and a current income tax receivable.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
March 29, 2020:
Restaurant sales	$85,721	$60,365	$—	$146,086
Franchise revenue	404	209	—	613
Cost of sales	27,731	18,545	—	46,276
Restaurant wages and related expenses(1)	21,037	19,458	—	40,495
Restaurant rent expense	5,640	5,699	—	11,339
Other restaurant operating expenses	12,386	9,125	—	21,511
Advertising expense	3,504	2,279	—	5,783
General and administrative expense(2)	7,488	6,896	—	14,384
Adjusted EBITDA	8,780	(907)	—	7,873
Depreciation and amortization	5,278	4,152	—	9,430
Capital expenditures	3,281	2,600	202	6,083
March 31, 2019:
Restaurant sales	$91,026	$74,155	$—	$165,181
Franchise revenue	455	216	—	671
Cost of sales	28,298	22,212	—	50,510
Restaurant wages and related expenses(1)	21,153	23,883	—	45,036
Restaurant rent expense	5,421	6,324	—	11,745
Other restaurant operating expenses	11,958	9,805	—	21,763
Advertising expense	3,032	2,489	—	5,521
General and administrative expense(2)	8,347	6,724	—	15,071
Adjusted EBITDA	14,317	2,895	—	17,212
Depreciation and amortization	5,213	4,335	—	9,548
Capital expenditures	7,145	4,037	355	11,537
Identifiable Assets:
March 29, 2020	$339,684	$189,898	$29,448	$559,030
December 29, 2019	340,012	195,883	32,746	568,641

(1) Includes stock-based compensation expense of $36 and $27 for the three months ended March 29, 2020 and March 31, 2019, respectively.
(2) Includes stock-based compensation expense of $776 and $765 for the three months ended March 29, 2020 and March 31, 2019, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Taco Cabana	Consolidated
March 29, 2020:
Net loss			$(7,317)
Benefit from income taxes			(3,005)
Loss before taxes	$(1,827)	$(8,495)	$(10,322)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,278	4,152	9,430
Impairment and other lease charges	3,696	537	4,233
Interest expense	483	478	961
Closed restaurant rent expense, net of sublease income	602	1,030	1,632
Other expense (income), net	107	801	908
Stock-based compensation expense in restaurant wages	11	25	36
Total non-general and administrative expense adjustments	10,177	7,023	17,200
General and administrative expense adjustments:
Stock-based compensation expense	310	466	776
Digital and brand repositioning costs	120	99	219
Total general and administrative expense adjustments	430	565	995
Adjusted EBITDA	$8,780	$(907)	$7,873

March 31, 2019:
Net income			$2,289
Provision for income taxes			946
Income (loss) before taxes	$5,956	$(2,721)	$3,235
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,213	4,335	9,548
Impairment and other lease charges	(379)	41	(338)
Interest expense	656	578	1,234
Closed restaurant rent expense, net of sublease income	1,144	280	1,424
Other expense (income), net	596	106	702
Stock-based compensation expense in restaurant wages	5	22	27
Total non-general and administrative expense adjustments	7,235	5,362	12,597
General and administrative expense adjustments:
Stock-based compensation expense	577	188	765
Restructuring costs and retention bonuses	549	66	615
Total general and administrative expense adjustments	1,126	254	1,380
Adjusted EBITDA	$14,317	$2,895	$17,212

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
For the three months ended March 29, 2020, all shares of outstanding restricted stock units were excluded from the computation of diluted EPS because including such restricted stock units would have been antidilutive as a result of the net loss in the three months ended March 29, 2020. For the three months ended March 31, 2019, no shares of outstanding restricted stock units were excluded from the computation of diluted EPS.
The computation of basic and diluted EPS is as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Basic and diluted EPS:
Net income (loss)	$(7,317)	$2,289
Less: income allocated to participating securities	—	22
Net income (loss) available to common shareholders	$(7,317)	$2,267
Weighted average common shares—basic	25,519,247	26,842,704
Restricted stock units	—	2,373
Weighted average common shares—diluted	25,519,247	26,845,077

Earnings (loss) per common share—basic	$(0.29)	$0.08
Earnings (loss) per common share—diluted	(0.29)	0.08

8. Commitments and Contingencies
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
The maximum potential liability for future rental payments that the Company could be required to make under these leases at March 29, 2020 was $3.1 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
Legal Matters. The Company is a party to various litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material effect on its condensed consolidated financial statements.

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

9. Recent Accounting Pronouncements
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As of March 29, 2020, the Company's only exposure to LIBOR rates was its senior credit facility. Upon cessation of the LIBOR, the senior credit agreement will be amended to reflect an alternative reference rate. According to ASU No. 2020-04, modifications of contracts within the scope of Topic 470 Debt should be accounted for by prospectively adjusting the effective interest rate. The Company does not expect ASU No. 2020-04 to have a significant impact on its financial statements.

10. Income Taxes
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annualized effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to the uncertainty created by the events surrounding the COVID-19 pandemic, the actual effective tax rate for the year to date period was used to calculate the income tax benefit for the three months ended March 29, 2020 as permitted by Accounting Standards Codification ("ASC") 740-270-30-18.
Tax Law Changes. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act includes provisions that allow net operating losses in 2018, 2019, and 2020 to be carried back for up to five years and eliminates the 80% taxable income limitation on net operating loss deductions for 2018 through 2020. These changes allowed the Company to record an incremental benefit of $1.8 million during the first quarter of 2020, which represents the impact of carrying net operating losses from 2018 and 2019 back to years with a higher federal corporate income tax rate.
The CARES Act also includes technical amendments that are retroactive to 2018 which permit certain assets to be classified as qualified improvement property and expensed immediately. Reclassifying certain assets as qualified improvement property will result in an incremental benefit. The amount of the incremental benefit is not yet known due to the complexity and interaction of other items and tax years involved in the calculation, but will be quantified prior to filing the 2019 federal income tax return.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of financial condition and results of operations ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes. Any reference to restaurants refers to Company-owned restaurants unless otherwise indicated. Throughout this MD&A, we refer to Fiesta Restaurant Group, Inc., together with its consolidated subsidiaries, as "Fiesta," "we," "our" and "us."
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2019 contained 52 weeks. The three months ended March 29, 2020 and March 31, 2019 each contained thirteen weeks. The fiscal year ending January 3, 2021 will contain 53 weeks.
Company Overview
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which recently celebrated 30th and 40th anniversaries, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared tropical-inspired menu items, while our Taco Cabana restaurants specialize in Mexican-inspired food made fresh by hand. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of March 29, 2020, we owned and operated 141 Pollo Tropical restaurants and 146 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of March 29, 2020, we had 25 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, and the Bahamas, and seven on college campuses and one at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of March 29, 2020, we had six franchised Taco Cabana restaurants located in New Mexico and two non-traditional Taco Cabana licensed locations on college campuses in Texas.
Recent Events Affecting Our Results of Operations
COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic and related "shelter-in-place" orders and other mandates are affecting the restaurant industry and the economy. In response to COVID-19 and in compliance with governmental restrictions, we closed the dining room seating areas in all Pollo Tropical and Taco Cabana restaurants, limiting service to take-out, drive-thru, and delivery operations beginning in mid-March 2020. As a result, comparable restaurant sales at both Pollo Tropical and Taco Cabana restaurants declined in March 2020. We have also temporarily closed three Pollo Tropical locations for the duration of the restrictions. Comparable restaurant sales for the last week of the first quarter of 2020 decreased 51.2 % for Pollo Tropical and 30.1% for Taco Cabana from the last week of the first quarter of 2019. Comparable restaurant sales at Taco Cabana did not decline as significantly as comparable restaurant sales at Pollo Tropical due to changes to liquor laws as a result of COVID-19 that allowed Taco Cabana to sell alcohol through drive-thru and take-out. Pollo Tropical does not currently sell alcohol. We believe that the social media about Taco Cabana's drive-thru alcohol offerings is exposing Taco Cabana to a new customer base. Both brands launched fresh and large party/family size meal options called Pollo Pantry and Taco Pantry to allow customers to purchase food through the drive-thru to prepare at home to expand offerings. April 2020 comparable restaurant sales through April 26, 2020 decreased 49.2% for Pollo Tropical and 26.2% for Taco Cabana compared to the prior year period with recent trends improving. We currently do not expect sales trends to deteriorate further, although there can be no assurance that sales trends will not deteriorate further, and we have implemented cost cutting measures to control costs. We have implemented a number of changes to maximize sales, maintain service, and improve liquidity:

•
We have adjusted our operating model to better meet our customers' needs during the COVID-19 crisis. To improve speed of service and improve efficiency, we eliminated certain low sales menu options and reduced restaurant hours during periods of low sales and/or in response to government mandated restrictions. We have also adjusted staffing models to match shifting traffic and channel patterns of our guests and to improve efficiency.

•
We are maximizing off-premise sales opportunities. We significantly increased the number of delivery service providers that offer our brands during the first quarter of 2020, we have modified our menus to include at-home dining options that meet consumer's needs, and we are working with a third party to enhance our online ordering and mobile apps including curbside pickup features later in the year.

•
We have aggressively cut our capital expenditure budget for 2020 to only necessary investments—2020 capital expenditures are currently expected to total $20.0 million to $25.0 million compared to the previous 2020 estimate of less than $40.0 million.

•
Working capital efficiency has been significantly improved as a result of vendor and landlord payment term and pricing renegotiations, which are expected to improve cash flow in 2020 by $10.0 million to $15.0 million.

•
In early April 2020, a total of 168 office and field personnel were terminated or furloughed, representing total annualized salary savings of approximately $9.3 million, of which approximately $5.5 million is related to terminated employees. Severance associated with terminated employees is expected to total $0.8 million in the second quarter of 2020. In addition, the salaries for all vice-presidents and executives were reduced by 10% to 35% for at least one quarter.

•
We have three owned properties that are either in the Letter of Intent stage or have contracts signed for sale, although there can be no assurance that any such sales or sale-leaseback transactions will be consummated. In addition, we intend to begin efforts to market 12 owned properties for sale or sale-leaseback.

As of March 29, 2020, we were in compliance with the covenants under our senior secured revolving credit facility (the "senior credit facility") and $75.5 million was available for borrowing. We borrowed the remaining $75.5 million available for borrowing under our senior credit facility early in the second quarter of 2020. As discussed in Note 1 to our unaudited condensed consolidated financial statements, we expect the COVID-19 pandemic to have a negative impact on our profitability and our ability to remain in compliance with our debt covenants under our senior credit facility. We are in discussions with our lenders to amend our debt covenants under our senior credit facility and believe the amendment is probable of occurring, although there can be no assurance that such amendment will be obtained.
The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") includes provisions that eliminate the 80% of taxable income limitation for certain net operating loss carryforward deductions and allow net operating losses arising in 2018, 2019, and 2020 to be carried back for up to five years. As a result of carrying net operating losses from 2018 and 2019 back to years with a higher federal corporate income tax rate, we recorded an incremental tax benefit of $1.8 million during the first quarter of 2020.
The COVID-19 pandemic has not had a significant negative disruptive impact on our supply chain or access to labor, although there can be no assurance that there will not be a significant impact on our supply chain or access to labor in the future. We are actively monitoring our food suppliers to determine how they are managing their operations to mitigate supply flow and food safety risks. To ensure we mitigate potential supply availability risk, we are building additional inventory backstock levels when appropriate and we have also identified alternative supply sources in key product categories including but not limited to proteins and sanitation and safety supplies.
In April 2020 and prior to the issuance of additional guidance by the U.S. Small Business Administration (the "SBA") relating to public companies, we applied for and received $15.0 million in loans under the Paycheck Protection Program ("PPP"). On April 29, 2020, the Company announced it was repaying the $15.0 million of loans received as part of the PPP in light of the additional guidance issued by the SBA relating to public companies. The entire amount of the loans obtained under the PPP have been repaid and returned to the lender.
Restaurant Closures
As a result of restaurant portfolio reviews, we closed 19 underperforming Taco Cabana restaurants in January 2020, all of which were impaired in prior years. Additionally, we closed one Pollo Tropical restaurant as a result of landlord redevelopment that was not compatible with our use.
Executive Summary—Consolidated Operating Performance for the Three Months Ended March 29, 2020
Our first quarter 2020 results and highlights include the following:

•
We recognized a net loss of $(7.3) million, or $(0.29) per diluted share, in the first quarter of 2020 compared to net income of $2.3 million, or $0.08 per diluted share, in the first quarter of 2019, due primarily to declines in comparable restaurant sales at both brands and impairment and other lease charges of $4.2 million in the first quarter of 2020 compared to a net benefit of $(0.3) million in impairment and other lease charges in the first quarter of 2019. In addition, higher advertising expenses at Pollo Tropical, costs associated with closing Taco Cabana restaurants and higher delivery fees at both brands negatively contributed to the decrease in net income in the first quarter of 2020. These negative contributions were partially offset by lower incentive compensation costs.

•
Total revenues decreased 11.5% in the first quarter of 2020 to $146.7 million compared to $165.9 million in the first quarter of 2019, driven by a decrease in comparable restaurant sales at both brands (including the impact of COVID-19), and the impact of closing 19 underperforming Taco Cabana restaurants in the first quarter of 2020. Comparable restaurant sales decreased 7.3% for our Pollo Tropical restaurants resulting from a decrease in comparable restaurant transactions of 8.3% partially offset by an increase in average check of 1.0%. Comparable restaurant sales decreased 13.5% for our Taco Cabana restaurants resulting from a decrease in comparable restaurant transactions of 14.9% partially offset by an increase in average check of 1.4%.

•
Consolidated Adjusted EBITDA decreased $9.3 million in the first quarter of 2020 to $7.9 million compared to $17.2 million in the first quarter of 2019, driven primarily by the impact of lower restaurant sales and higher advertising expenses and delivery fees, partially offset by lower incentive compensation costs. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

•	During the first quarter of 2020, we opened one Taco Cabana restaurant in Texas. We also closed 19 Taco Cabana restaurants in Texas and one Pollo Tropical restaurant in Florida.
Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total
December 29, 2019	142	32	174	164	8	172
New	—	1	1	1	—	1
Closed	(1)	—	(1)	(19)	—	(19)
March 29, 2020	141	33	174	146	8	154

December 30, 2018	139	30	169	162	8	170
New	—	1	1	2	—	2
Closed	—	—	—	—	—	—
March 31, 2019	139	31	170	164	8	172
Three Months Ended March 29, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth, for the three months ended March 29, 2020 and March 31, 2019, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					58.7%	55.1%
Taco Cabana					41.3%	44.9%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	32.4%	31.1%	30.7%	30.0%	31.7%	30.6%
Restaurant wages and related expenses	24.5%	23.2%	32.2%	32.2%	27.7%	27.3%
Restaurant rent expense	6.6%	6.0%	9.4%	8.5%	7.8%	7.1%
Other restaurant operating expenses	14.4%	13.1%	15.1%	13.2%	14.7%	13.2%
Advertising expense	4.1%	3.3%	3.8%	3.4%	4.0%	3.3%
Pre-opening costs	—%	0.1%	0.1%	0.4%	—%	0.2%
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
Total revenues decreased 11.5% to $146.7 million in the first quarter of 2020 from $165.9 million in the first quarter of 2019. Restaurant sales decreased 11.6% to $146.1 million in the first quarter of 2020 from $165.2 million in the first quarter of 2019.
The following table presents the primary drivers of the decreases in restaurant sales for both Pollo Tropical and Taco Cabana for the first quarter of 2020 compared to the first quarter of 2019 (in millions).

Pollo Tropical:
Decrease in comparable restaurant sales	$(6.5)
Incremental sales related to new restaurants, net of closed restaurants	1.2
Total decrease	$(5.3)

Taco Cabana:
Decrease in comparable restaurant sales	$(9.1)
Decrease in sales related to closed restaurants, net of new restaurants	(4.7)
Total decrease	$(13.8)
Restaurants are included in comparable restaurant sales after they have been open for 18 months.
Comparable restaurant sales decreased 7.3% and 13.5% for Pollo Tropical and Taco Cabana restaurants, respectively, in the first quarter of 2020. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by menu price increases net of discounts and promotions and sales mix.
For Pollo Tropical, a decrease in comparable restaurant transactions of 8.3% was partially offset by an increase in average check of 1.0% in the first quarter of 2020 compared to the first quarter of 2019. The increase in average check was driven primarily by menu price increases of 0.2%, an increase in delivery orders, and sales mix. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.4%. Comparable restaurant sales for Pollo Tropical increased 0.6% during the first ten weeks of the first quarter of 2020 prior to the impact of COVID-19 and decreased 32.0% during the last three weeks of the first quarter of 2020.
For Taco Cabana, a decrease in comparable restaurant transactions of 14.9% was partially offset by an increase in average check of 1.4% in the first quarter of 2020 compared to the first quarter of 2019. The increase in average check was driven primarily by limited time offerings and an increase in transactions with alcohol sales. Comparable restaurant sales for Taco Cabana decreased 8.6% during the first ten weeks of the first quarter of 2020 prior to the impact of COVID-19 and decreased 28.3% during the last three weeks of the first quarter of 2020.
Franchise revenues decreased by $0.1 million to $0.6 million in the first quarter of 2020 compared to the first quarter of 2019 due to lower sales at franchised restaurants in 2020 primarily as a result of COVID-19.
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
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the first quarter of 2020 compared to the first quarter of 2019. All percentages are stated as a percentage of applicable segment restaurant sales:

Pollo Tropical:
Cost of sales:
Sales mix	0.6%
Higher commodity costs	0.5%
Higher packaging costs	0.3%
Higher promotions and discounts	0.1%
Menu price increases	(0.1)%
Other	(0.1)%
Net increase in cost of sales as a percentage of restaurant sales	1.3%

Restaurant wages and related expenses:
Impact of lower sales at comparable restaurants	0.9%
Higher medical benefits costs	0.2%
Higher payroll related taxes including the impact of lower sales	0.2%
Higher labor costs due to new restaurants, net of restaurant closures	0.1%
Lower incentive bonus	(0.2)%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	1.3%

Other operating expenses:
Higher delivery fees	0.8%
Contracted cleaning services	0.2%
Impact of lower sales on utilities costs	0.2%
Higher insurance costs including the impact of lower sales	0.2%
Lower repair and maintenance costs	(0.2)%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.3%

Advertising expense:
Timing of advertising and impact of lower sales	0.8%
Net increase in advertising expense as a percentage of restaurant sales	0.8%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%

Taco Cabana:
Cost of sales:
Operating inefficiency	0.8%
Higher promotions and discounts	0.3%
Lower commodity costs	(0.2)%
Lower rebates and discounts	(0.1)%
Other	(0.1)%
Net increase in cost of sales as a percentage of restaurant sales	0.7%

Restaurant wages and related expenses:
Impact of lower sales at comparable restaurants	1.4%
Lower incentive bonus	(0.6)%
Lower medical benefit costs	(0.5)%
Other	(0.3)%
Net change in restaurant wages and related costs as a percentage of restaurant sales	—%

Other operating expenses:
Higher delivery fees	0.5%
Impact of lower sales on repair and maintenance costs	0.4%
Impact of lower sales on operating supplies and higher operating supplies for open restaurants	0.3%
Higher insurance costs	0.2%
Impact of lower sales on various other operating expenses	0.5%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.9%

Advertising expense:
Impact of lower sales	0.4%
Net increase in advertising expense as a percentage of restaurant sales	0.4%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.3)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.3)%
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. Restaurant rent expense, as a percentage of total restaurant sales, increased to 7.8% in the first quarter of 2020 from 7.1% in the first quarter of 2019 due primarily to the impact of lower restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees and stock-based compensation expense.
General and administrative expenses were $14.4 million for the first quarter of 2020 and $15.1 million for the first quarter of 2019, and as a percentage of total revenues, general and administrative expenses increased to 9.8% in the first quarter of 2020 compared to 9.1% in the first quarter of 2019, due primarily to the impact of lower total revenues partially offset by lower incentive compensation costs for the first quarter of 2020. General and administrative expenses for the first quarter of 2020 included $0.2 million related to digital and brand repositioning costs and $0.1 million related to search fees for senior executive positions. General and administrative expenses for the first quarter of 2019 included $0.6 million related to restructuring costs due to eliminated positions and $0.2 million related to executive search fees for senior executive positions.

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
Adjusted EBITDA for Pollo Tropical decreased to $8.8 million in the first quarter of 2020 from $14.3 million in the first quarter of 2019 due primarily to the impact of lower restaurant sales and higher delivery fees, advertising costs, commodity costs and sales mix, partially offset by lower repair and maintenance costs and general and administrative expenses. Adjusted EBITDA for Taco Cabana decreased to $(0.9) million in the first quarter of 2020 from $2.9 million in the first quarter of 2019 due primarily to the impact of lower restaurant sales and higher delivery fees, partially offset by lower medical benefit costs and general and administrative expenses. Consolidated Adjusted EBITDA decreased to $7.9 million in the first quarter of 2020 from $17.2 million in the first quarter of 2019.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $15.4 million in the first quarter of 2020 from $21.2 million in the first quarter of 2019 primarily due to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $5.3 million in the first quarter of 2020 from $9.5 million in the first quarter of 2019 primarily as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $9.4 million in the first quarter of 2020 from $9.5 million in the first quarter of 2019 due primarily to decreased depreciation as a result of impairing closed restaurant assets, partially offset by an increase in depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants that have been made since the first quarter of 2019.
Impairment and Other Lease Charges. Impairment and other lease charges increased to $4.2 million in the first quarter of 2020 from $(0.3) million in the first quarter of 2019.
Impairment and other lease charges for the three months ended March 29, 2020 for Pollo Tropical include impairment charges of $3.7 million related primarily to assets for three underperforming restaurants that we continue to operate. Impairment and other lease charges for the three months ended March 29, 2020 for Taco Cabana include impairment charges of $0.5 million related primarily to assets for two underperforming restaurants that we continue to operate.
Impairment and other lease charges for the three months ended March 31, 2019 for Pollo Tropical include impairment charges of $0.4 million, related primarily to impairment of equipment from previously impaired restaurants, offset by a lease charge recoveries benefit of $(0.7) million related to lease terminations for previously closed restaurants. Impairment and other lease charges for the three months ended March 31, 2019 for Taco Cabana include impairment charges of less than $0.1 million.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related trailing twelve-month cash flows are below a certain threshold. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets, exclusive of operating lease payments, to their respective carrying values, excluding operating lease liabilities. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset group's carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, and for right-of-use lease assets, current market lease rent and discount rates, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material. Due to the uncertainty associated with the unprecedented nature of the COVID-19 pandemic and the impact it will have on restaurant operations and future cash flows, it is reasonably possible that the estimates of future cash flows used in impairment assessments will change in the near term and the effect of the change could be material. Our current estimates assume that "shelter-in-place" mandates, social distancing, closing dining rooms in restaurants and other changes related to COVID-19 will continue to have a significant impact for the remainder of the year with the greatest impact in the near term.
For four Pollo Tropical restaurants and three Taco Cabana restaurants with combined carrying values (excluding right-of-use lease assets) of $3.0 million and $0.9 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, one Taco Cabana restaurant with a carrying value (excluding right-of-use lease assets) of $1.0 million has initial sales volumes lower than expected, but does not have significant operating history to form a good basis for future projections. If the performance of this restaurant does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $1.6 million for the first quarter of 2020 and consisted of closed restaurant rent and ancillary lease costs of $1.7 million and $1.2 million net of sublease income of $1.1 million and $0.1 million for Pollo Tropical and Taco Cabana, respectively. Closed restaurant rent expense, net of sublease income was $1.4 million for the first quarter of 2019 and consisted of closed restaurant rent and ancillary lease costs of $1.8 million and $0.4 million net of sublease income of $0.6 million and $0.1 million for Pollo Tropical and Taco Cabana, respectively. Our sublessees are in the restaurant or retail industry and are also experiencing reduced sales volumes and/or temporary closures due to the COVID-19 pandemic. Our sublease income in future periods may be less than it has been historically if our tenants are unable to pay in a timely manner or at all. In addition, for our subleases for which collectability has historically been determined to be probable, we will be required to reverse sublease income receivables we have recognized on a straight-line basis and begin recording sublease income as payments are collected if our assessment of collectability changes and we determine that collectability over the remaining lease term is no longer probable. Straight-line rent receivables and deferred initial direct costs totaled $1.0 million at March 29, 2020.
Other Expense (Income), Net. Other expense, net was $0.9 million for the first quarter of 2020 and primarily consisted of costs for the removal, transfer and storage of equipment from closed restaurants and other closure related costs. Other expense, net was $0.7 million for the first quarter of 2019 and primarily consisted of $0.5 million in costs for the removal, transfer and storage of equipment from closed restaurants.
Interest Expense. Interest expense decreased to $1.0 million in the first quarter of 2020 compared to $1.2 million in the first quarter of 2019 due primarily to lower interest rates and a lower borrowing level under our senior credit facility.
Provision for (Benefit from) Income Taxes. The effective tax rate was 29.1% and 29.2% for the first quarter of 2020 and 2019, respectively. The benefit from income taxes for the first quarter of 2020 was derived using the actual effective tax rate for the year to date period, which includes a benefit of $1.8 million related to the carryback of net operating losses as a result of the CARES Act and a tax deficiency of $0.3 million from the vesting of restricted shares. The provision for income taxes for the first quarter of 2019 was derived using an estimated annual effective tax rate of 24.5%, which excluded the discrete impact of a tax deficiency of $0.2 million from the vesting of restricted shares.
Net Income (Loss). As a result of the foregoing, we had a net loss of $7.3 million in the first quarter of 2020 compared to net income of $2.3 million in the first quarter of 2019.
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
Capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations and the sale of owned property and availability of borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. As a result of the effect of COVID-19, we expect the mix of our sources of liquidity to shift from cash generated from our operations to other sources of liquidity for the next twelve months. As of March 29, 2020, we were in compliance with the covenants under our senior credit facility and $75.5 million was available for borrowing. We borrowed the remaining $75.5 million available for borrowing under our senior credit facility early in the second quarter of 2020. As discussed in Note 1 to our unaudited condensed consolidated financial statements, we expect the COVID-19 pandemic to have a negative impact on our profitability and our ability to remain in compliance with our debt covenants under our senior credit facility. We are in discussions with our lenders to amend our debt covenants under our senior credit facility and believe the amendment is probable of occurring, although there can be no assurance that such amendment will be obtained. See Recent Events Affecting Our Results of Operations and Note 1 to our unaudited condensed consolidated financial statements herein.
Operating Activities. Net cash provided by operating activities in the first three months of 2020 and 2019 was $4.5 million and $7.7 million, respectively. The decrease in net cash provided by operating activities in the three months ended March 29, 2020 was primarily driven by a decrease in Adjusted EBITDA, partially offset by the timing of payments.
Investing Activities. Net cash used in investing activities in the first three months of 2020 and 2019 was $6.1 million and $9.8 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (dollars in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended March 29, 2020:
New restaurant development	$825	$765	$—	$1,590
Restaurant remodeling	356	669	—	1,025
Other restaurant capital expenditures(1)	1,632	904	—	2,536
Corporate and restaurant information systems	468	262	202	932
Total capital expenditures	$3,281	$2,600	$202	$6,083
Number of new restaurant openings	—	1		1
Three Months Ended March 31, 2019:
New restaurant development	$2,723	$1,116	$—	$3,839
Restaurant remodeling	171	—	—	171
Other restaurant capital expenditures(1)	3,260	1,755	—	5,015
Corporate and restaurant information systems	991	1,166	355	2,512
Total capital expenditures	$7,145	$4,037	$355	$11,537
Number of new restaurant openings	—	2		2
(1) Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our unaudited condensed consolidated financial statements. For the three months ended March 29, 2020 and March 31, 2019, total restaurant repair and maintenance expenses were approximately $4.9 million and $5.5 million, respectively.
Cash used in investing activities in the first three months of 2019 included net proceeds from the sale of one restaurant property of $1.8 million.
Total capital expenditures in 2020 were originally expected to be less than $40.0 million, including $5.0 million to $7.0 million for the development of new restaurants. However, due to the recent COVID-19 pandemic, all non-essential capital projects have been put on hold indefinitely and capital expenditures in 2020 are expected to total $20.0 million to $25.0 million.
Financing Activities. Net cash used in financing activities in the first three months of 2020 was $7.8 million and included net revolving credit borrowing repayments under our senior credit facility of $4.0 million combined with $3.7 million in payments to repurchase our common stock. Net cash provided by financing activities in the first three months of 2019 included net revolving credit borrowings under our senior credit facility of $4.0 million offset by $2.2 million in payments to repurchase our common stock.
Senior Credit Facility. Our senior credit facility provides for aggregate revolving credit borrowings of up to $150.0 million (including up to $15.0 million available for letters of credit) and matures on November 30, 2022. The senior credit facility also provides for potential incremental increases of up to $50.0 million to the revolving credit borrowings available under the senior credit facility. On March 29, 2020, there were $71.0 million in outstanding revolving credit borrowings under our senior credit facility.
Borrowings under the senior credit facility bear interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):

1)	the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 1.25% as of March 29, 2020), or

2)	the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.25% as of March 29, 2020).
In addition, the senior credit facility requires us to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on our Adjusted Leverage Ratio, (with a rate of 0.30% as of March 29, 2020) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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
As of March 29, 2020, we were in compliance with the covenants under our senior credit facility. After reserving $3.5 million for letters of credit issued under the senior credit facility, $75.5 million was available for borrowing at March 29, 2020. We borrowed the remaining $75.5 million available for borrowing under our senior credit facility early in the second quarter of 2020 and had a total cash balance of approximately $91.6 million as of May 6, 2020.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements.
There have been no significant changes outside the ordinary course of business to our contractual obligations since December 29, 2019. Information regarding our contractual obligations is included under "Contractual Obligations" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.
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

Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended December 29, 2019 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the three months ended March 29, 2020.
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
The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. See Note 6 to our unaudited condensed consolidated financial statements.
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

A reconciliation from consolidated net income to Consolidated Adjusted EBITDA follows (in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019

Net income (loss)	$(7,317)	$2,289
Provision for (benefit from) income taxes	(3,005)	946
Income (loss) before income taxes	(10,322)	3,235
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	9,430	9,548
Impairment and other lease charges	4,233	(338)
Interest expense	961	1,234
Closed restaurant rent expense, net of sublease income	1,632	1,424
Other expense (income), net	908	702
Stock-based compensation expense in restaurant wages	36	27
Total non-general and administrative expense adjustments	17,200	12,597
General and administrative expense adjustments:
Stock-based compensation expense	776	765
Restructuring costs and retention bonuses(1)	—	615
Digital and brand repositioning costs(2)	219	—
Total general and administrative expense adjustments	995	1,380
Consolidated Adjusted EBITDA	$7,873	$17,212

(1)	Restructuring costs and retention bonuses for the three months ended March 31, 2019 include severance related to eliminated positions.

(2)	Digital and brand repositioning costs for the three months ended March 29, 2020 include consulting costs related to repositioning the digital experience for our customers.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Taco Cabana
March 29, 2020:
Adjusted EBITDA	$8,780	$(907)
Restaurant-level adjustments:
Add: Pre-opening costs	—	69
Add: Other general and administrative expense(1)	7,058	6,331
Less: Franchise royalty revenue and fees	404	209
Restaurant-level Adjusted EBITDA	$15,434	$5,284

March 31, 2019:
Adjusted EBITDA	$14,317	$2,895
Restaurant-level adjustments:
Add: Pre-opening costs	86	315
Add: Other general and administrative expense(1)	7,221	6,470
Less: Franchise royalty revenue and fees	455	216
Restaurant-level Adjusted EBITDA	$21,169	$9,464
(1) Excludes general and administrative adjustments included in Adjusted EBITDA.

Forward Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, regarding our intention to repurchase shares from time to time under the share repurchase program and the source of funding of such repurchases, our anticipated growth, operating results, future earnings per share, plans, objectives, the impact of our other business initiatives and the impact of the recent COVID-19 outbreak (including without limitation, any potential non-compliance with our covenants which results in a default under our senior credit facility and, in such instance, our inability to procure an amendment or waiver from our lenders or access alternative financing) on future sales, margins, earnings and liquidity, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements are often identified by the words "believe," "positioned," "estimate," "project," "plan," "goal," "target," "assumption," "continue," "intend," "expect," "future," "anticipate," and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission ("SEC"). All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 29, 2019 with respect to our market risk sensitive instruments.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2020.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the first quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are a party to various litigation matters incidental to the conduct of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors
Part 1—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. On March 19, 2020, we filed a Current Report on Form 8-K to supplement the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. The Company's risk factor disclosure has been updated to add the following:
Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19 virus) pandemic may disrupt our business, which could materially affect our operations and results of operations.
Pandemics or disease outbreaks such as the current novel coronavirus (COVID-19 virus) pandemic, have and may continue to impact customer traffic at our restaurants, may make it more difficult to staff our restaurants and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial closures of our affected restaurants, sometimes for prolonged periods of time. We have temporarily shifted to a "to-go" only operating model at all of our Pollo Tropical and Taco Cabana restaurants in Florida and Texas, suspending sit-down dining and serving our guests through take-out, drive-

thru and delivery. We have also implemented closures, modified hours or reductions in on-site staff, resulting in canceled shifts for some of our employees. COVID-19 may also materially adversely affect our ability to implement our growth plans, including delays in construction of new restaurants. These changes and any additional changes may materially adversely affect our business or results of operations, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time. In addition, our operations could be disrupted if any of our employees or employees of our business partners were or are suspected of having COVID-19 or other illnesses since this could require us or our business partners to quarantine some or all such employees or close and disinfect our restaurant facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks (including the current COVID-19 pandemic), our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations. Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on our restaurant guest traffic or the ability to adequately staff restaurants, in addition to the measures we have already taken with respect to moving to "to-go" only operations. We could also be adversely affected if government authorities impose restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Currently, several states and municipalities in the U.S. and abroad have temporarily suspended the operation of dining in at restaurants in light of COVID-19, including in Dade and Broward Counties, Florida and various municipalities in Texas, and we expect that more will do so. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business, liquidity, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the years ended December 30, 2018, and December 29, 2019, our board of directors authorized the repurchase of an aggregate 3.0 million shares of our common stock through the following actions:
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

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 29, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2019 to February 2, 2020	—	$—	—	1,506,505
February 3, 2020 to March 1, 2020	—	—	—	1,506,505
March 2, 2020 to March 29, 2020	500,000	7.43	500,000	1,006,505
Total	500,000	$7.43	500,000
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

FIESTA RESTAURANT GROUP, INC.

Date: May 7, 2020	/s/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: May 7, 2020	/s/ DIRK MONTGOMERY
(Signature)
Dirk Montgomery Senior Vice President, Chief Financial Officer and Treasurer

Date: May 7, 2020	/s/ CHERI KINDER
(Signature)
Cheri Kinder Vice President, Corporate Controller and Chief Accounting Officer