Form 10-Q
period 2020-06-28
Fiesta Restaurant Group, Inc.
filed 2020-08-05
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2020, Fiesta Restaurant Group, Inc. had 25,956,504 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JUNE 28, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 28, 2020	December 29, 2019
ASSETS
Current assets:
Cash	$101,375	$13,413
Accounts receivable	7,604	7,933
Inventories	3,446	3,394
Prepaid rent	106	117
Income tax receivable	10,635	3,821
Prepaid expenses and other current assets	17,195	10,605
Total current assets	140,361	39,283
Property and equipment, net	187,928	211,944
Operating lease right-of-use assets	257,654	251,272
Goodwill	56,307	56,307
Other assets	8,134	9,835
Total assets	$650,384	$568,641
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$241	$212
Accounts payable	29,525	14,776
Accrued payroll, related taxes and benefits	8,937	9,866
Accrued real estate taxes	5,558	6,497
Other current liabilities	34,836	32,269
Total current liabilities	79,097	63,620
Long-term debt, net of current portion	148,233	76,823
Operating lease liabilities	264,157	256,798
Deferred tax liabilities	7,866	4,759
Other non-current liabilities	10,343	8,405
Total liabilities	509,696	410,405
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 27,950,982 and 27,461,697 shares issued, respectively, and 25,288,256 and 25,612,597 shares outstanding, respectively	273	271
Additional paid-in capital	174,970	173,132
Retained earnings (accumulated deficit)	(13,776)	1,884
Treasury stock, at cost; 1,993,495 and 1,493,495 shares, respectively	(20,779)	(17,051)
Total stockholders' equity	140,688	158,236
Total liabilities and stockholders' equity	$650,384	$568,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 28, 2020 AND JUNE 30, 2019
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenues:
Restaurant sales	$121,547	$170,713	$267,633	$335,894
Franchise royalty revenues and fees	321	668	934	1,339
Total revenues	121,868	171,381	268,567	337,233
Costs and expenses:
Cost of sales	37,807	53,758	84,083	104,268
Restaurant wages and related expenses (including stock-based compensation expense of $69, $16, $105 and $43, respectively)	33,747	45,766	74,242	90,802
Restaurant rent expense	11,279	11,898	22,618	23,643
Other restaurant operating expenses	18,989	22,513	40,500	44,276
Advertising expense	2,143	5,883	7,926	11,404
General and administrative (including stock-based compensation expense of $959, $719, $1,735 and $1,484, respectively)	12,288	13,496	26,672	28,567
Depreciation and amortization	9,565	9,807	18,995	19,355
Pre-opening costs	—	385	69	786
Impairment and other lease charges	2,285	1,751	6,518	1,413
Goodwill impairment	—	46,485	—	46,485
Closed restaurant rent expense, net of sublease income	1,830	1,335	3,462	2,759
Other expense (income), net	784	154	1,692	856
Total operating expenses	130,717	213,231	286,777	374,614
Loss from operations	(8,849)	(41,850)	(18,210)	(37,381)
Interest expense	1,237	967	2,198	2,201
Loss before income taxes	(10,086)	(42,817)	(20,408)	(39,582)
Provision for (benefit from) income taxes	(1,743)	623	(4,748)	1,569
Net loss	$(8,343)	$(43,440)	$(15,660)	$(41,151)
Earnings (loss) per common share:
Basic	$(0.33)	$(1.62)	$(0.62)	$(1.53)
Diluted	(0.33)	(1.62)	(0.62)	(1.53)
Weighted average common shares outstanding:
Basic	25,267,404	26,807,068	25,393,325	26,825,286
Diluted	25,267,404	26,807,068	25,393,325	26,825,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 28, 2020 AND JUNE 30, 2019
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2018	26,858,988	$270	$170,290	$72,268	$(2,769)	$240,059
Stock-based compensation	—	—	792	—	—	792
Vesting of restricted shares	68,286	—	(1)	—	—	(1)
Cumulative effect of adopting a new accounting standard	—	—	—	14,002	—	14,002
Purchase of treasury stock	(158,269)	—	—	—	(2,199)	(2,199)
Net income	—	—	—	2,289	—	2,289
Balance at March 31, 2019	26,769,005	270	171,081	88,559	(4,968)	254,942
Stock-based compensation	—	—	735	—	—	735
Vesting of restricted shares	57,547	1	(1)	—	—	—
Net loss	—	—	—	(43,440)	—	(43,440)
Balance at June 30, 2019	26,826,552	$271	$171,815	$45,119	$(4,968)	$212,237

Balance at December 29, 2019	25,612,597	$271	$173,132	$1,884	$(17,051)	$158,236
Stock-based compensation	—	—	812	—	—	812
Vesting of restricted shares	73,998	—	—	—	—	—
Purchase of treasury stock	(500,000)	—	—	—	(3,728)	(3,728)
Net loss	—	—	—	(7,317)	—	(7,317)
Balance at March 29, 2020	25,186,595	271	173,944	(5,433)	(20,779)	148,003
Stock-based compensation	—	—	1,028	—	—	1,028
Vesting of restricted shares	101,661	2	(2)	—	—	—
Net loss	—	—	—	(8,343)	—	(8,343)
Balance at June 28, 2020	25,288,256	$273	$174,970	$(13,776)	$(20,779)	$140,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 28, 2020 AND JUNE 30, 2019
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2020	June 30, 2019
Operating activities:
Net loss	$(15,660)	$(41,151)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposals of property and equipment	571	8
Stock-based compensation	1,840	1,527
Impairment and other lease charges	6,518	1,413
Goodwill impairment	—	46,485
Depreciation and amortization	18,995	19,355
Amortization of deferred financing costs	135	135
Deferred income taxes	3,107	—
Changes in other operating assets and liabilities	13,462	11,771
Net cash provided by operating activities	28,968	39,543
Investing activities:
Capital expenditures:
New restaurant development	(1,840)	(7,835)
Restaurant remodeling	(1,087)	(268)
Other restaurant capital expenditures	(3,741)	(9,936)
Corporate and restaurant information systems	(2,035)	(3,632)
Total capital expenditures	(8,703)	(21,671)
Proceeds from disposals of properties	—	1,774
Net cash used in investing activities	(8,703)	(19,897)
Financing activities:
Borrowings on revolving credit facility	146,940	11,000
Repayments on revolving credit facility	(75,420)	(28,000)
Borrowings of unsecured debt	15,000	—
Repayments of unsecured debt	(15,000)	—
Principal payments on finance leases	(95)	(59)
Payments to purchase treasury stock	(3,728)	(2,199)
Net cash provided by (used in) financing activities	67,697	(19,258)
Net change in cash	87,962	388
Cash, beginning of period	13,413	5,258
Cash, end of period	$101,375	$5,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively "Pollo Tropical"), and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the "Company." At June 28, 2020, the Company owned and operated 141 Pollo Tropical® restaurants and 146 Taco Cabana® restaurants. All of the Pollo Tropical restaurants are located in Florida and all of the Taco Cabana restaurants are located in Texas. At June 28, 2020, the Company franchised a total of 33 Pollo Tropical restaurants and seven Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, four in Panama, two in Guyana, one in Ecuador, one in the Bahamas, seven on college campuses and one at a hospital in Florida. The franchised Taco Cabana restaurants include six in New Mexico and one on a college campus in Texas.
The COVID-19 pandemic has affected and is continuing to affect the restaurant industry and the economy. In response to COVID-19 and in compliance with governmental restrictions, the Company closed the dining room seating areas in all Pollo Tropical and Taco Cabana restaurants, limiting service to take-out, drive-thru, and delivery operations beginning in mid-March 2020. During the second quarter of 2020, certain restrictions were lifted allowing restaurant dining rooms to open on a limited basis. The Company opened certain dining rooms on a limited basis during the second quarter of 2020; however, it temporarily closed all dining rooms on July 12, 2020, in response to increased COVID-19 infection rates in both Texas and Florida. The Company expects the COVID-19 restrictions and economic impact to result in reduced earnings. As the COVID-19 situation is dynamic, the Company does not currently know when it will be able to resume full operations or when its results of operations will return to pre-COVID-19 levels.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2019 contained 52 weeks. The three and six months ended June 28, 2020 and June 30, 2019 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending January 3, 2021 will contain 53 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 28, 2020 and June 30, 2019 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 28, 2020 and June 30, 2019 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2019 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2019. The December 29, 2019 balance sheet data is derived from those audited financial statements.
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
Revenue Recognition. Revenue is recognized upon transfer of promised products or services to customers in an amount that reflects the consideration the Company received in exchange for those products or services. Revenues from the Company's owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues are based on a

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

percentage of gross sales and are recorded as income when earned. Initial franchise fees and area development fees associated with new franchise agreements are not distinct from the continuing rights and services offered by the Company during the term of the related franchise agreements and are recognized as income over the term of the related franchise agreements. A portion of the initial franchise fee is allocated to training services and is recognized as revenue when the Company completes the training services.
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

•
Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior secured revolving credit facility (the " senior credit facility"), which is considered Level 2, is based on current LIBOR rates. The fair value of the senior credit facility was approximately $146.5 million at June 28, 2020, and $75.0 million at December 29, 2019. The carrying value of the senior credit facility was $146.5 million at June 28, 2020 and $75.0 million at December 29, 2019.

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
As a result of the COVID-19 pandemic the Company entered into rent deferral and abatement agreements with 185 landlords as of June 28, 2020. Under these agreements, certain rent payments are deferred without penalty for various periods, generally for up to three months, or abated. The Company has elected to account for lease concessions and deferrals resulting directly from COVID-19 as though the enforceable rights and obligations to the concessions and deferrals existed in the respective contracts at lease inception and did not account for the concessions and deferrals as lease modifications.
Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include: insurance liabilities, evaluation

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

for impairment of goodwill and long-lived assets, lease accounting matters, and deferred income tax assets. Actual results could differ from those estimates. Due to the uncertainty associated with the unprecedented nature of the COVID-19 pandemic and the impact it will have on the Company's operations and future cash flows, it is reasonably possible that the estimates of future cash flows used in impairment assessments will change in the near term and the effect of the change could be material. The Company's current estimates assume that operating restrictions, regulations and directives for restaurants and other changes related to COVID-19 will continue to have a significant impact for the remainder of the year with the greatest impact in the near term.

2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	June 28, 2020	December 29, 2019
Prepaid contract expenses	$3,836	$4,410
Assets held for sale(1)	9,856	4,110
Other	3,503	2,085
	$17,195	$10,605

(1)
As of June 28, 2020, one operating and two closed Pollo Tropical restaurant properties and two operating and two closed Taco Cabana restaurant properties owned by the Company were classified as held for sale. As of December 29, 2019, one closed Pollo Tropical restaurant property and two closed Taco Cabana restaurant properties owned by the Company were classified as held for sale.

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
A summary of impairment of long-lived assets and other lease charges (recoveries) recorded by segment is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Pollo Tropical	$1,932	$52	$5,628	$(327)
Taco Cabana	353	1,699	890	1,740
	$2,285	$1,751	$6,518	$1,413

Impairment and other lease charges for the three and six months ended June 28, 2020, for Pollo Tropical include impairment charges of $1.1 million and $4.8 million, respectively, and other lease charges of $0.9 million for both periods. Pollo Tropical impairment charges for the three months ended June 28, 2020, related primarily to the write-down of assets held for sale to their fair value less costs to sell. For the six months ended June 28, 2020, impairment charges also include the impairment of assets from three underperforming Pollo Tropical restaurants for which the near-term impact of temporary COVID-19 related closure for two locations and sustained low sales resulted in a decline in expected future cash flows. For the three and six months ended June 28, 2020, other lease charges for Pollo Tropical related primarily to lease termination charges of $0.9 million for restaurant locations the Company decided not to develop. Impairment and other lease charges for the three and six months ended June 28,

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

2020 for Taco Cabana include impairment charges of $0.6 million and $1.1 million, respectively, and a gain from a lease termination of $(0.2) million for both periods. Taco Cabana impairment charges for the three months ended June 28, 2020, related primarily to the write-down of assets held for sale to their fair value less costs to sell. For the six months ended June 28, 2020, impairment charges also include the impairment of assets for two underperforming Taco Cabana restaurants for which continued sales declines coupled with the impact of expected sales declines resulted in a decrease in the estimated future cash flows.
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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. The Company also utilized discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilized current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the six months ended June 28, 2020 totaled $7.7 million.

4. Other Liabilities
Other current liabilities consist of the following:

	June 28, 2020	December 29, 2019
Operating lease liabilities	$24,936	$22,338
Accrued workers' compensation and general liability claims	4,228	4,354
Sales and property taxes	1,711	1,889
Accrued occupancy costs(1)	390	891
Other	3,571	2,797
	$34,836	$32,269

(1)	Accrued occupancy costs primarily consisted of obligations pertaining to closed restaurant locations.

Other non-current liabilities consist of the following:

	June 28, 2020	December 29, 2019
Accrued workers' compensation and general liability claims	$7,348	$7,348
Accrued payroll taxes(1)	1,975	—
Deferred compensation	427	424
Accrued occupancy costs(2)	78	78
Other	515	555
	$10,343	$8,405

(1)	Includes employer Social Security payroll tax deferred as a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

(2)	Accrued occupancy costs primarily consisted of obligations pertaining to closed restaurant locations.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The following table presents the activity in the closed restaurant reserve, of which $0.1 million is included in non-current liabilities at both June 28, 2020 and December 29, 2019, with the remainder in other current liabilities.

	Six Months Ended June 28, 2020	Year Ended December 29, 2019
Balance, beginning of period	$752	$8,819
Payments, net	(241)	(1,405)
Other adjustments(1)	(155)	(6,662)
Balance, end of period	$356	$752

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

5. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 500,000 shares of common stock valued at approximately $3.7 million and 158,269 shares of common stock valued at approximately $2.2 million during the six months ended June 28, 2020 and June 30, 2019, respectively. The shares repurchased in 2020 were purchased on or before March 12, 2020. The repurchased shares are held as treasury stock at cost. The Company's senior credit facility as amended on July 10, 2020, prohibits share repurchases, and the Company currently does not intend to repurchase additional shares of its common stock for the foreseeable future.
Stock-Based Compensation
During the six months ended June 28, 2020, the Company granted certain employees and non-employee directors a total of 501,706 non-vested restricted shares under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). The shares granted to employees vest and become non-forfeitable over a four-year vesting period. The shares granted to non-employee directors vest and become non-forfeitable over a one-year vesting period, or for an initial grant to a new director, over a five-year vesting period. The weighted average fair value at grant date for non-vested shares issued during the six months ended June 28, 2020 and June 30, 2019 was $8.27 and $13.32 per share, respectively.
The weighted average fair value at grant date for the restricted stock units subject to market conditions granted in the six months ended June 30, 2019 was $1.76 per share.
Stock-based compensation expense for the three and six months ended June 28, 2020 was $1.0 million and $1.8 million, respectively, and for the three and six months ended June 30, 2019 was $0.7 million and $1.5 million, respectively. At June 28, 2020, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $6.1 million. At June 28, 2020, the remaining weighted average vesting period for non-vested restricted shares was 3.1 years and restricted stock units was 0.7 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of all non-vested restricted shares and restricted stock units activity for the six months ended June 28, 2020 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	355,605	$15.47	176,362	$9.42
Granted	501,706	8.27	—	—
Vested and released	(174,912)	15.29	(747)	32.44
Forfeited	(13,168)	13.83	(607)	24.86
Outstanding at June 28, 2020	669,231	$10.15	175,008	$9.27

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
June 28, 2020:
Restaurant sales	$63,292	$58,255	$—	$121,547
Franchise revenue	146	175	—	321
Cost of sales	20,321	17,486	—	37,807
Restaurant wages and related expenses(1)	15,108	18,639	—	33,747
Restaurant rent expense	5,660	5,619	—	11,279
Other restaurant operating expenses	10,714	8,275	—	18,989
Advertising expense	1,178	965	—	2,143
General and administrative expense(2)	6,538	5,750	—	12,288
Adjusted EBITDA	4,993	2,672	—	7,665
Depreciation and amortization	5,233	4,332	—	9,565
Capital expenditures	763	1,060	797	2,620
June 30, 2019:
Restaurant sales	$92,620	$78,093	$—	$170,713
Franchise revenue	438	230	—	668
Cost of sales	29,318	24,440	—	53,758
Restaurant wages and related expenses(1)	21,290	24,476	—	45,766
Restaurant rent expense	5,495	6,403	—	11,898
Other restaurant operating expenses	11,900	10,613	—	22,513
Advertising expense	3,189	2,694	—	5,883
General and administrative expense(2)	7,700	5,796	—	13,496
Adjusted EBITDA	14,646	4,120	—	18,766
Depreciation and amortization	5,376	4,431	—	9,807
Capital expenditures	4,648	5,930	(444)	10,134

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Six Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
June 28, 2020:
Restaurant sales	$149,013	$118,620	$—	$267,633
Franchise revenue	550	384	—	934
Cost of sales	48,052	36,031	—	84,083
Restaurant wages and related expenses(1)	36,145	38,097	—	74,242
Restaurant rent expense	11,300	11,318	—	22,618
Other restaurant operating expenses	23,100	17,400	—	40,500
Advertising expense	4,682	3,244	—	7,926
General and administrative expense(2)	14,026	12,646	—	26,672
Adjusted EBITDA	13,773	1,765	—	15,538
Depreciation and amortization	10,511	8,484	—	18,995
Capital expenditures	4,044	3,660	999	8,703
June 30, 2019:
Restaurant sales	$183,646	$152,248	$—	$335,894
Franchise revenue	893	446	—	1,339
Cost of sales	57,616	46,652	—	104,268
Restaurant wages and related expenses(1)	42,443	48,359	—	90,802
Restaurant rent expense	10,916	12,727	—	23,643
Other restaurant operating expenses	23,858	20,418	—	44,276
Advertising expense	6,221	5,183	—	11,404
General and administrative expense(2)	16,047	12,520	—	28,567
Adjusted EBITDA	28,963	7,015	—	35,978
Depreciation and amortization	10,589	8,766	—	19,355
Capital expenditures	11,793	9,967	(89)	21,671
Identifiable Assets:
June 28, 2020	$332,391	$191,260	$126,733	$650,384
December 29, 2019	340,012	195,883	32,746	568,641

(1) Includes stock-based compensation expense of $69 and $105 for the three and six months ended June 28, 2020, respectively, and $16 and $43 for the three and six months ended June 30, 2019, respectively.
(2) Includes stock-based compensation expense of $959 and $1,735 for the three and six months ended June 28, 2020, respectively, and $719 and $1,484 for the three and six months ended June 30, 2019, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Taco Cabana	Consolidated
June 28, 2020:
Net loss			$(8,343)
Benefit from income taxes			(1,743)
Loss before taxes	$(5,186)	$(4,900)	$(10,086)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,233	4,332	9,565
Impairment and other lease charges	1,932	353	2,285
Interest expense	625	612	1,237
Closed restaurant rent expense, net of sublease income	671	1,159	1,830
Other expense (income), net	644	140	784
Stock-based compensation expense in restaurant wages	27	42	69
Total non-general and administrative expense adjustments	9,132	6,638	15,770
General and administrative expense adjustments:
Stock-based compensation expense	523	436	959
Restructuring costs and retention bonuses	452	439	891
Digital and brand repositioning costs	72	59	131
Total general and administrative expense adjustments	1,047	934	1,981
Adjusted EBITDA	$4,993	$2,672	$7,665

June 30, 2019:
Net loss			$(43,440)
Provision for income taxes			623
Income (loss) before taxes	$6,918	$(49,735)	$(42,817)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,376	4,431	9,807
Impairment and other lease charges	52	1,699	1,751
Goodwill impairment	—	46,485	46,485
Interest expense	480	487	967
Closed restaurant rent expense, net of sublease income	1,039	296	1,335
Other expense (income), net	148	6	154
Stock-based compensation expense in restaurant wages	4	12	16
Total non-general and administrative expense adjustments	7,099	53,416	60,515
General and administrative expense adjustments:
Stock-based compensation expense	351	368	719
Restructuring costs and retention bonuses	278	71	349
Total general and administrative expense adjustments	629	439	1,068
Adjusted EBITDA	$14,646	$4,120	$18,766

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Six Months Ended	Pollo Tropical	Taco Cabana	Consolidated
June 28, 2020:
Net loss			$(15,660)
Benefit from income taxes			(4,748)
Loss before taxes	$(7,013)	$(13,395)	$(20,408)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	10,511	8,484	18,995
Impairment and other lease charges	5,628	890	6,518
Interest expense	1,108	1,090	2,198
Closed restaurant rent expense, net of sublease income	1,273	2,189	3,462
Other expense (income), net	751	941	1,692
Stock-based compensation expense in restaurant wages	38	67	105
Total non-general and administrative expense adjustments	19,309	13,661	32,970
General and administrative expense adjustments:
Stock-based compensation expense	833	902	1,735
Restructuring costs and retention bonuses	452	439	891
Digital and brand repositioning costs	192	158	350
Total general and administrative expense adjustments	1,477	1,499	2,976
Adjusted EBITDA	$13,773	$1,765	$15,538

June 30, 2019:
Net loss			$(41,151)
Provision for income taxes			1,569
Income (loss) before taxes	$12,874	$(52,456)	$(39,582)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	10,589	8,766	19,355
Impairment and other lease charges	(327)	1,740	1,413
Goodwill impairment	—	46,485	46,485
Interest expense	1,136	1,065	2,201
Closed restaurant rent expense, net of sublease income	2,183	576	2,759
Other expense (income), net	744	112	856
Stock-based compensation expense in restaurant wages	9	34	43
Total non-general and administrative expense adjustments	14,334	58,778	73,112
General and administrative expense adjustments:
Stock-based compensation expense	928	556	1,484
Restructuring costs and retention bonuses	827	137	964
Total general and administrative expense adjustments	1,755	693	2,448
Adjusted EBITDA	$28,963	$7,015	$35,978

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
For the three and six months ended June 28, 2020 and June 30, 2019, all shares of outstanding restricted stock units were excluded from the computation of diluted EPS because including such restricted stock units would have been antidilutive as a result of the net loss in the three and six months ended June 28, 2020 and June 30, 2019.
The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Basic and diluted EPS:
Net loss	$(8,343)	$(43,440)	$(15,660)	$(41,151)
Less: income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(8,343)	$(43,440)	$(15,660)	$(41,151)
Weighted average common shares—basic	25,267,404	26,807,068	25,393,325	26,825,286
Restricted stock units	—	—	—	—
Weighted average common shares—diluted	25,267,404	26,807,068	25,393,325	26,825,286

Loss per common share—basic	$(0.33)	$(1.62)	$(0.62)	$(1.53)
Loss per common share—diluted	(0.33)	(1.62)	(0.62)	(1.53)

8. Commitments and Contingencies
Lease Assignments. Taco Cabana assigned one lease to a third party on a property where it no longer operates with a lease term expiring in 2029. Although the assignee is responsible for making the payments required by the lease, the Company remains secondarily liable as a surety with respect to the lease. Pollo Tropical assigned one lease to a third party on a property where it no longer operates with a lease term expiring in 2033. Although the assignee is responsible for making the payments required by the lease, the Company is a guarantor under the lease.
The maximum potential liability for future rental payments that the Company could be required to make under these leases at June 28, 2020 was $3.0 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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

9. Income Taxes
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annualized effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to the uncertainty created by the events surrounding the COVID-19 pandemic, the actual effective tax rate for the year to date period was used to calculate the income tax benefit for the three and six months ended June 28, 2020 as permitted by Accounting Standards Codification ("ASC") 740-270-30-18.
Tax Law Changes. On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions that allow net operating losses in 2018, 2019, and 2020 to be carried back for up to five years and eliminates the 80% taxable income limitation on net operating loss deductions for 2018 through 2020. These changes allowed the Company to record an incremental benefit of $1.8 million during the first quarter of 2020, which represents the impact of carrying net operating losses from 2018 and 2019 back to years with a higher federal corporate income tax rate. Additionally, the year to date income tax benefit includes the impact of the anticipated 2020 net operating loss carryback.
The CARES Act also includes technical amendments that are retroactive to 2018 which permit certain assets to be classified as qualified improvement property and expensed immediately. Reclassifying certain assets as qualified improvement property will result in an incremental benefit. The amount of the incremental benefit is not yet known due to the complexity and interaction of other items and tax years involved in the calculation but will be quantified prior to filing the 2019 federal income tax return.

10. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	Six Months Ended
	June 28, 2020	June 30, 2019
Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$2,079	$6,073
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	19,770	8,009
Finance lease ROU assets	33	304
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	683	2,547
Operating lease liabilities	927	3,196
Operating lease right-of-use assets obtained and lease liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	—	267,743
Operating lease liabilities	—	291,373
Supplemental cash flow disclosures:
Interest paid on long-term debt	$2,105	$2,729
Income tax payments (refunds), net	(1,041)	(15,779)

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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As of June 28, 2020, the Company's only exposure to LIBOR rates was its senior credit facility. Upon cessation of the LIBOR, the senior credit agreement will be amended to reflect an alternative reference rate. According to ASU No. 2020-04, modifications of contracts within the scope of Topic 470 Debt should be accounted for by prospectively adjusting the effective interest rate. The Company does not expect ASU No. 2020-04 to have a significant impact on its financial statements.

12. Subsequent Events
On July 10, 2020, the Company entered into the Second Amendment to Credit Agreement (the credit agreement as amended, the "amended senior credit facility") among the Company and a syndicate of lenders. The amended senior credit facility includes adjustments to the Adjusted Leverage Ratio and Fixed Charge Coverage Ratios that are more reflective of current sales and profit trends. For the remainder of 2020, the only applicable financial covenants that require compliance will be a minimum liquidity covenant and a maximum capital expenditure covenant discussed below. The amended senior credit facility reduced the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the amended senior credit facility (the "revolving commitment") by $30.0 million to $120.0 million on July 10, 2020. The amended senior credit facility further reduces the revolving commitment by (i) $15.0 million to $105.0 million on January 3, 2021 and (ii) $10.0 million to $95.0 million on April 4, 2021. On July 31, 2020, there were $54.0 million in outstanding revolving credit borrowings under the amended senior credit facility.
The amended senior credit facility provides that the Company is not required to be in compliance with the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio (each as amended and defined in the amended senior credit facility) under the amended senior credit facility from July 10, 2020, through April 3, 2021. The Company is required to be in compliance with the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio beginning with the fiscal quarter ending April 4, 2021 (the first quarter of 2021). After April 3, 2021, the Company will be permitted to exercise equity cures with respect to compliance with the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio subject to certain restrictions as set forth in the amended senior credit facility. The amended senior secured credit facility also provides that the Company must maintain minimum liquidity (as defined in the amended senior credit facility agreement, generally unrestricted cash plus available borrowings under the amended senior credit facility) of (i) $40.0 million through September 27, 2020, (ii) $30.0 million from September 28, 2020 through January 3, 2021 and (iii) $25.0 million on January 4, 2021 and thereafter (the "Liquidity Covenant").
Borrowings under the amended senior credit facility will bear interest at a rate per annum, at the Company's option, of (a) the Alternate Base Rate (as defined in the amended senior credit facility) plus the Applicable Rate (as defined in the amended senior credit facility) of 4.0% with a minimum Alternate Base Rate of 2.0% or (b) the Adjusted LIBOR Rate (as defined in the amended senior credit facility) plus the Applicable Rate of 5.0% with a minimum Adjusted LIBOR Rate of 1.0%. Pursuant to the amended senior credit facility, the Company will be subject to a commitment fee of 0.50% per annum on the daily amount of the unused portion of the facility. The amended senior credit facility also provides for a benchmark replacement (as defined in the amended senior credit facility) for LIBOR, which may be a SOFR-based rate, when LIBOR becomes unavailable or an earlier date under certain circumstances.
The outstanding borrowings under the amended senior credit facility are prepayable without penalty (other than customary breakage costs). The amended senior credit facility requires that proceeds received when a prepayment event (as defined in the amended senior credit facility) occurs must be used to reduce the outstanding revolving credit borrowings under the amended senior credit facility which will result in a corresponding reduction of the revolving commitment. The amended senior credit facility

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

further provides that Company must prepay outstanding revolving credit borrowings if the outstanding revolving credit borrowings exceed $75.0 million and excess cash (as defined in the amended senior credit facility) of the Company exceeds $20.0 million.
The amended senior credit facility contains certain covenants, including, without limitation, those limiting Company's and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in any material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends, including, without limitation, (i) that capital expenditures by the Company cannot exceed an aggregate of $22.0 million for each of the fiscal years ending 2020 and 2021 and cannot exceed an aggregate of $25.0 million for the fiscal year ending 2022 (the "Capital Expenditures Covenant") and (ii) limiting the construction or development of new restaurants.
The amended senior credit facility also provides that the Company will be required to engage a financial advisor or chief restructuring officer if the Company is not in compliance with certain milestones.
The Company's obligations under the amended senior credit facility are secured by all of the assets of the Company and its subsidiaries (including a pledge of all of the capital stock and equity interests of its subsidiaries) pursuant to an amended and restated security agreement. Under the amended senior credit facility, the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, defaults on other indebtedness, certain judgments or upon the occurrence of a change of control (as specified in the amended senior credit facility).
The amended senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of the Company's indebtedness having an outstanding principal amount of $5.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.
The amended senior credit facility matures on November 30, 2022.

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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2019 contained 52 weeks. The three and six months ended June 28, 2020 and June 30, 2019 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending January 3, 2021 will contain 53 weeks.
Company Overview
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items, while our Taco Cabana restaurants specialize in Mexican-inspired food made fresh by hand. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of June 28, 2020, we owned and operated 141 Pollo Tropical restaurants and 146 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of June 28, 2020, we had 25 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, and the Bahamas, and seven on college campuses and one at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of June 28, 2020, we had six franchised Taco Cabana restaurants located in New Mexico and one non-traditional Taco Cabana licensed location on a college campus in Texas.
Recent Events Affecting Our Results of Operations
COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic and related regulations, directives, mandates and restrictions are continuing to affect the restaurant industry and the economy. In response to COVID-19 and in compliance with governmental restrictions, we closed the dining room seating areas in all Pollo Tropical and Taco Cabana restaurants, limiting service to take-out, drive-thru, and delivery operations beginning in mid-March 2020. We also temporarily closed three Pollo Tropical locations due to the impact of the restrictions on sales, one of which was reopened during the quarter and subsequently permanently closed in early July. During the second quarter of 2020, certain restrictions were relieved allowing restaurant dining rooms to open while restrictions on capacity remained in place. Fiesta began opening certain dining rooms at 50% capacity with easement of municipality restrictions during the second quarter of 2020; however, it temporarily closed all dining rooms on July 12, 2020, in response to increased COVID-19 infection rates in both Texas and Florida. Comparable restaurant sales at both Pollo Tropical and Taco Cabana restaurants declined in the second quarter of 2020 compared to the prior year as a result of the pandemic. However, both brands experienced sequential comparable restaurant sales improvement compared to the last two weeks of March 2020. Comparable restaurant sales at Taco Cabana did not decline as significantly as comparable restaurant sales at Pollo Tropical in April and May 2020 due to changes to liquor laws as a result of COVID-19 that allowed Taco Cabana to sell alcohol through drive-thru and take-out. Pollo Tropical did not sell alcohol in the first half of 2020. We believe that the social media about Taco Cabana's drive-thru alcohol offerings is exposing Taco Cabana to a new customer base. Both brands launched fresh and large party/family size meal options called Pollo Pantry and Taco Pantry to allow customers to purchase food through the drive-thru to prepare at home to expand offerings. As we continue to prioritize the well-being of our team members and guests during this pandemic, we are also creating a better business model that is easier and safer for our consumers including expanded delivery options, new curbside and pick-up capabilities, and a much-enhanced online ordering experience. We currently do not expect sales trends to significantly deteriorate further, although there can be no assurance that sales trends will not deteriorate further, and we have implemented cost cutting measures to control costs. We have implemented a number of changes to maximize sales, maintain service, and improve liquidity:

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

•
We are maximizing off-premise sales opportunities. We significantly increased the number of delivery service providers that offer our brands during the first quarter of 2020, we have modified our menus to include at-home dining options that meet consumer's needs, and we are working with a third party to enhance our online ordering and mobile apps including curbside pickup features. Our new Pollo Tropical mobile app was launched in late July and our new Taco Cabana mobile app is scheduled to launch in September. We also launched curbside pickup for both brands in July.

•	We have significantly reduced our capital expenditure budget and 2020 capital expenditures will not exceed $22.0 million.

•
Working capital efficiency has been significantly improved as a result of vendor payment term and pricing renegotiations, which contributed to cash flows from operations of $24.5 million during the second quarter of 2020.

•
In early April 2020, approximately 170 employees were terminated or furloughed, approximately 60 of which were support personnel representing annualized general and administrative salary savings of approximately $4.4 million, of which approximately $2.6 million is related to terminated employees. The remaining employees were restaurant employees that represented annualized savings of approximately $4.9 million. However, a portion of these employees were recalled during the second quarter and additional restaurant employees may be recalled in the future based on business needs. Additionally, the salaries for all vice-presidents and executives were reduced by 10% to 35% for the second quarter of 2020.

•
We are marketing 16 owned properties for sale or sale-leaseback, which are expected to result in cash flow increases, although there can be no assurance that any such sales or sale-leaseback transactions will be consummated.

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
We incurred additional costs related to the COVID-19 pandemic totaling an estimated $3.4 million during the second quarter of 2020 including additional labor costs such as COVID-19 special incentive pay, quarantine pay and overtime to cover for employees in quarantine, as well as additional operating expenses for safety related supplies including masks, cleaning supplies and sanitizer. We have discontinued COVID-19 special incentive pay, however we expect many of the other COVID-19 related costs to continue during the pandemic. In order to support the community, Pollo Tropical and Taco Cabana also offered additional discounts to first responders and healthcare workers and free kids meals due to school cancellations during the second quarter.
Restaurant Closures
As a result of restaurant portfolio reviews, we closed 19 underperforming Taco Cabana restaurants in January 2020, all of which were impaired in prior years. Additionally, we closed one Pollo Tropical restaurant as a result of landlord redevelopment that was not compatible with our use.
Amendment to our Senior Credit Facility
As discussed in Note 1 to our unaudited condensed consolidated financial statements, we expect the COVID-19 pandemic to have a negative impact on our profitability. On July 10, 2020, we entered into the Second Amendment to Credit Agreement (the credit agreement as amended, the "amended senior credit facility") among the Company and a syndicate of lenders that includes adjustments to our covenants that are more reflective of current sales and profit trends. For the remainder of 2020, the only applicable financial covenant that requires compliance under the amended senior credit facility will be a minimum liquidity target. Pursuant to the amended senior credit facility, the available revolving credit borrowings under the amended senior credit facility will be reduced from $150.0 million to $95.0 million in a phased reduction beginning with a $30.0 million permanent reduction on July 10, 2020, a $15.0 million reduction in the fourth quarter of 2020 and a $10.0 million reduction in the first quarter of 2021. See Note 12 to our unaudited condensed consolidated financial statements and Amended Senior Credit Facility under Liquidity and Capital Resources in this MD&A for a further discussion.
During the second quarter of 2020 we borrowed all available funds under our senior secured revolving credit facility prior to the execution of the amended senior credit facility. We repaid borrowings under our amended senior credit facility as follows: $30.0 million on July 10, 2020, pursuant to the terms of the amended senior credit facility and an additional $62.5 million through July 31, 2020. On July 31, 2020, there were $54.0 million in outstanding revolving credit borrowings under our amended senior credit facility.

Executive Summary—Consolidated Operating Performance for the Three Months Ended June 28, 2020
Our second quarter 2020 results and highlights include the following:

•
We recognized a net loss of $(8.3) million, or $(0.33) per diluted share, in the second quarter of 2020 compared to a net loss of $(43.4) million, or $(1.62) per diluted share, in the second quarter of 2019, due primarily to a $46.5 million goodwill impairment charge for the Taco Cabana reporting unit in the second quarter of 2019 partially offset by the impact of declines in comparable restaurant sales at both brands in 2020 and additional costs related to the COVID-19 pandemic. In addition, lease termination costs and the write-off of site development costs, as well as higher delivery fees at both brands negatively contributed to the decrease in net income in the second quarter of 2020. These negative contributions were partially offset by lower general and administrative expenses, advertising expenses and pre-opening costs.

•
Total revenues decreased 28.9% in the second quarter of 2020 to $121.9 million compared to $171.4 million in the second quarter of 2019, driven by a decrease in comparable restaurant sales at both brands (including as a result of the impact of COVID-19), and the impact of closing 19 underperforming Taco Cabana restaurants in the first quarter of 2020. Comparable restaurant sales decreased 31.6% for our Pollo Tropical restaurants resulting from a decrease in comparable restaurant transactions of 38.2% and an increase in the net impact of pricing and product/channel mix of 6.6%. Comparable restaurant sales decreased 19.2% for our Taco Cabana restaurants resulting from a decrease in comparable restaurant transactions of 29.0% and an increase in the net impact of product/channel mix of 9.8%.

•
Consolidated Adjusted EBITDA decreased $11.1 million in the second quarter of 2020 to $7.7 million compared to $18.8 million in the second quarter of 2019, driven primarily by the impact of lower restaurant sales, additional costs related to the COVID-19 pandemic and higher delivery fees, partially offset by lower general and administrative expenses, advertising expenses and pre-opening costs. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total
December 29, 2019	142	32	174	164	8	172
New	—	1	1	1	—	1
Closed	(1)	—	(1)	(19)	—	(19)
March 29, 2020	141	33	174	146	8	154
New	—	—	—	—	—	—
Closed	—	—	—	—	(1)	(1)
June 28, 2020	141	33	174	146	7	153

December 30, 2018	139	30	169	162	8	170
New	—	1	1	2	—	2
Closed	—	—	—	—	—	—
March 31, 2019	139	31	170	164	8	172
New	1	—	1	1	—	1
Closed	—	—	—	—	—	—
June 30, 2019	140	31	171	165	8	173

Three Months Ended June 28, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth, for the three months ended June 28, 2020 and June 30, 2019, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					52.1%	54.3%
Taco Cabana					47.9%	45.7%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	32.1%	31.7%	30.0%	31.3%	31.1%	31.5%
Restaurant wages and related expenses	23.9%	23.0%	32.0%	31.3%	27.8%	26.8%
Restaurant rent expense	8.9%	5.9%	9.6%	8.2%	9.3%	7.0%
Other restaurant operating expenses	16.9%	12.8%	14.2%	13.6%	15.6%	13.2%
Advertising expense	1.9%	3.4%	1.7%	3.4%	1.8%	3.4%
Pre-opening costs	—%	0.2%	—%	0.3%	—%	0.2%
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
Total revenues decreased 28.9% to $121.9 million in the second quarter of 2020 from $171.4 million in the second quarter of 2019. Restaurant sales decreased 28.8% to $121.5 million in the second quarter of 2020 from $170.7 million in the second quarter of 2019.
The following table presents the primary drivers of the decreases in restaurant sales for both Pollo Tropical and Taco Cabana for the second quarter of 2020 compared to the second quarter of 2019 (in millions).

Pollo Tropical:
Decrease in comparable restaurant sales	$(28.5)
Decrease in sales related to closed restaurants, net of new restaurants	(0.8)
Total decrease	$(29.3)

Taco Cabana:
Decrease in comparable restaurant sales	$(13.5)
Decrease in sales related to closed restaurants, net of new restaurants	(6.3)
Total decrease	$(19.8)
Restaurants are included in comparable restaurant sales after they have been open for 18 months.
Comparable restaurant sales decreased 31.6% and 19.2% for Pollo Tropical and Taco Cabana restaurants, respectively, in the second quarter of 2020. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by menu price increases net of discounts and promotions and sales mix.
For Pollo Tropical, a decrease in comparable restaurant transactions of 38.2% was partially offset by an increase in the net impact of pricing and product/channel mix of 6.6% in the second quarter of 2020 compared to the second quarter of 2019. The increase in pricing and product/channel mix was driven primarily by increases in delivery and drive-thru average check and sales channel penetration, and menu price increases of 0.2%.

For Taco Cabana, a decrease in comparable restaurant transactions of 29.0% was partially offset by an increase in the net impact of product/channel mix of 9.8% in the second quarter of 2020 compared to the second quarter of 2019. The increase in product/channel mix was driven primarily by increases in drive-thru and delivery sales channel penetration and growth in average check for drive-thru compared to last year due in part to an increase in transactions that include alcohol.
Franchise revenues decreased by $0.3 million to $0.3 million in the second quarter of 2020 compared to the second quarter of 2019 due to lower sales at franchised restaurants in 2020 primarily as a result of COVID-19.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the second quarter of 2020 compared to the second quarter of 2019. All percentages are stated as a percentage of applicable segment restaurant sales:

Pollo Tropical:
Cost of sales:
Higher promotions and discounts	0.7%
Higher commodity costs	0.6%
Lower rebates and discounts	0.4%
Sales mix	0.3%
Higher packaging costs	0.2%
Operating efficiency	(1.7)%
Menu price increases	(0.1)%
Net increase in cost of sales as a percentage of restaurant sales	0.4%

Restaurant wages and related expenses:
Higher labor costs due to COVID-19(1)	1.9%
Higher workers' compensation costs	0.2%
Impact of lower sales on payroll taxes	0.1%
Lower labor costs due to labor efficiencies	(0.9)%
Lower medical benefits costs	(0.3)%
Lower incentive bonus	(0.2)%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.9%

Other operating expenses:
Higher delivery fees	2.1%
Impact of lower sales on utilities costs	0.5%
Impact of lower sales on operating supplies	0.4%
Impact of lower sales on sanitation costs	0.3%
Higher linen and uniform expense including COVID-19 masks and the impact of lower sales	0.3%
Higher insurance costs including the impact of lower sales	0.3%
Other	0.2%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	4.1%

Advertising expense:
Reduced advertising	(1.5)%
Net decrease in advertising expense as a percentage of restaurant sales	(1.5)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.2)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.2)%

(1)	Primarily includes the impact of COVID-19 related special incentive pay, which is partially offset (0.4%) by lower incentive bonus resulting from the special incentive pay.

Taco Cabana:
Cost of sales:
Lower commodity costs	(2.6)%
Lower promotions and discounts	(0.3)%
Operating efficiency	(0.3)%
Sales mix	1.0%
Lower rebates and discounts	0.5%
Higher liquor tax	0.4%
Net decrease in cost of sales as a percentage of restaurant sales	(1.3)%

Restaurant wages and related expenses:
Higher labor costs due to COVID-19(1)	2.4%
Higher medical benefit costs	0.4%
Lower labor costs due to labor efficiencies	(2.1)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.7%

Other operating expenses:
Higher delivery fees	1.2%
Impact of lower sales on operating supplies and higher operating supplies for open restaurants	0.4%
Higher linen and uniform expense including COVID-19 masks and the impact of lower sales	0.3%
Lower repair and maintenance costs	(0.6)%
Lower restaurant entertainment costs	(0.2)%
Lower insurance costs	(0.2)%
Lower security costs	(0.2)%
Other	(0.1)%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.6%

Advertising expense:
Reduced advertising	(1.7)%
Net decrease in advertising expense as a percentage of restaurant sales	(1.7)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.3)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.3)%

(1)	Primarily includes the impact of COVID-19 related special incentive pay, which is partially offset (0.4%) by lower incentive bonus resulting from the special incentive pay.
Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. Restaurant rent expense, as a percentage of total restaurant sales, increased to 9.3% in the second quarter of 2020 from 7.0% in the second quarter of 2019 due primarily to the impact of lower restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees, corporate system costs, and stock-based compensation expense.
General and administrative expenses were $12.3 million for the second quarter of 2020 and $13.5 million for the second quarter of 2019, and as a percentage of total revenues, general and administrative expenses increased to 10.1% in the second quarter of 2020 compared to 7.9% in the second quarter of 2019, due primarily to the impact of lower total revenues partially offset by lower management support costs primarily as a result of headcount reductions for the second quarter of 2020. General and administrative expenses for the second quarter of 2020 included $0.9 million related to severance costs associated with positions eliminated in response to the COVID-19 pandemic and $0.1 million related to digital and brand repositioning costs. General and administrative expenses for the second quarter of 2019 included $0.3 million related to restructuring costs due to eliminated or relocated positions.
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
Adjusted EBITDA for Pollo Tropical decreased to $5.0 million in the second quarter of 2020 from $14.6 million in the second quarter of 2019 due primarily to the impact of lower restaurant sales, including the impact of COVID-19, higher delivery fees, additional costs related to the COVID-19 pandemic and higher labor costs as a percentage of restaurant sales, partially offset by lower advertising costs and general and administrative expenses. Adjusted EBITDA for Taco Cabana decreased to $2.7 million in the second quarter of 2020 from $4.1 million in the second quarter of 2019 due primarily to the impact of lower restaurant sales, higher delivery fees and additional costs related to the COVID-19 pandemic, partially offset by lower commodity costs, advertising costs, and general and administrative expenses. Consolidated Adjusted EBITDA decreased to $7.7 million in the second quarter of 2020 from $18.8 million in the second quarter of 2019.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $10.3 million in the second quarter of 2020 from $21.4 million in the second quarter of 2019 primarily due to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $7.3 million in the second quarter of 2020 from $9.5 million in the second quarter of 2019 primarily as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $9.6 million in the second quarter of 2020 from $9.8 million in the second quarter of 2019 due primarily to decreased depreciation as a result of impairing closed restaurant assets, partially offset by an increase in depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants that have been made since the second quarter of 2019.
Impairment and Other Lease Charges. Impairment and other lease charges increased to $2.3 million in the second quarter of 2020 from $1.8 million in the second quarter of 2019.
Impairment and other lease charges for the three months ended June 28, 2020, for Pollo Tropical include impairment charges of $1.1 million related primarily to the write-down of assets held for sale to their fair value less costs to sell and other lease charges of $0.9 million primarily related to lease termination charges for restaurant locations we decided not to develop. Impairment and other lease charges for the three months ended June 28, 2020, for Taco Cabana include impairment charges of $0.6 million related primarily to the write-down of assets held for sale to their fair value less costs to sell and a gain of $(0.2) million from a lease termination.
Impairment and other lease charges for the three months ended June 30, 2019, for Pollo Tropical include impairment charges of $0.1 million related primarily to additional impairment of equipment from previously impaired restaurants. Impairment and other lease charges for the three months ended June 30, 2019, for Taco Cabana include impairment charges of $1.7 million related primarily to assets for three underperforming restaurants that we continued to operate, two of which closed in January 2020, and equipment from previously impaired restaurants.

Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related trailing twelve-month cash flows are below a certain threshold. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets, exclusive of operating lease payments, to their respective carrying values, excluding operating lease liabilities. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset group's carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, and for right-of-use lease assets, current market lease rent and discount rates, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material. Due to the uncertainty associated with the unprecedented nature of the COVID-19 pandemic and the impact it will continue to have on restaurant operations and future cash flows, it is reasonably possible that the estimates of future cash flows used in impairment assessments will change in the near term and the effect of the change could be material. Our current estimates assume that operating restrictions, regulations and directives for restaurants and other changes related to COVID-19 will continue to have a significant impact for the remainder of the year with the greatest impact in the near term.
For four Pollo Tropical restaurants and one Taco Cabana restaurant with combined carrying values (excluding right-of-use lease assets) of $1.3 million and $0.4 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, one Taco Cabana restaurant with a carrying value (excluding right-of-use lease assets) of $0.9 million has initial sales volumes lower than expected but does not have significant operating history to form a good basis for future projections. If the performance of this restaurant does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Goodwill Impairment. Goodwill impairment was $46.5 million for the second quarter of 2019 and consisted of a non-cash impairment charge to write down the value of goodwill for the Taco Cabana reporting unit.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $1.8 million for the second quarter of 2020 and consisted of closed restaurant rent and ancillary lease costs of $1.7 million and $1.3 million net of sublease income of $1.1 million and $0.1 million for Pollo Tropical and Taco Cabana, respectively. Closed restaurant rent expense, net of sublease income was $1.3 million for the second quarter of 2019 and consisted of closed restaurant rent and ancillary lease costs of $1.8 million and $0.4 million net of sublease income of $0.8 million and $0.1 million for Pollo Tropical and Taco Cabana, respectively. Our sublessees are in the restaurant or retail industry and are also experiencing reduced sales volumes and/or temporary closures due to the COVID-19 pandemic. Our sublease income in future periods may be less than it has been historically if our tenants are unable to pay in a timely manner or at all. In addition, for our subleases for which collectability has historically been determined to be probable, we will be required to reverse sublease income receivables we have recognized on a straight-line basis and begin recording sublease income as payments are collected if our assessment of collectability changes and we determine that collectability over the remaining lease term is no longer probable. Straight-line rent receivables and deferred initial direct costs totaled $1.1 million at June 28, 2020.
Other Expense (Income), Net. Other expense, net was $0.8 million for the second quarter of 2020 and primarily consisted of the write-off of site development costs of $0.6 million and costs for the removal, transfer, and storage of equipment from closed restaurants and other closure related costs of $0.2 million. Other expense, net was $0.2 million for the second quarter of 2019 and primarily consisted of costs for the removal, transfer, and storage of equipment from closed restaurants.
Interest Expense. Interest expense increased to $1.2 million in the second quarter of 2020 compared to $1.0 million in the second quarter of 2019 due primarily to a higher borrowing level under our senior credit facility partially offset by lower interest rates.
Provision for (Benefit from) Income Taxes. The effective tax rate was 17.3% and (1.5)% for the second quarter of 2020 and 2019, respectively. The benefit from income taxes for the second quarter of 2020 was derived using the actual effective tax rate for the year to date period. The provision for income taxes for the second quarter of 2019 was derived using an estimated annual effective tax rate of 24.6%, which excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million and a tax benefit from interest on an income tax refund of $(0.4) million. We did not recognize a tax benefit for the goodwill impairment charge because the related goodwill was not deductible.
Net Income (Loss). As a result of the foregoing, we had a net loss of $8.3 million in the second quarter of 2020 compared to a net loss of $43.4 million in the second quarter of 2019.

Six Months Ended June 28, 2020 Compared to Six Months Ended June 30, 2019
The following table sets forth, for the six months ended June 28, 2020 and June 30, 2019, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales:

	Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					55.7%	54.7%
Taco Cabana					44.3%	45.3%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	32.2%	31.4%	30.4%	30.6%	31.4%	31.0%
Restaurant wages and related expenses	24.3%	23.1%	32.1%	31.8%	27.7%	27.0%
Restaurant rent expense	7.6%	5.9%	9.5%	8.4%	8.5%	7.0%
Other restaurant operating expenses	15.5%	13.0%	14.7%	13.4%	15.1%	13.2%
Advertising expense	3.1%	3.4%	2.7%	3.4%	3.0%	3.4%
Pre-opening costs	—%	0.1%	0.1%	0.4%	—%	0.2%
Total revenues decreased 20.4% to $268.6 million in the six months ended June 28, 2020 from $337.2 million in the six months ended June 30, 2019. Restaurant sales decreased 20.3% to $267.6 million in the six months ended June 28, 2020 from $335.9 million in the six months ended June 30, 2019.
The following table presents the primary drivers of the decreases in restaurant sales for both Pollo Tropical and Taco Cabana for the six months ended June 28, 2020 compared to the six months ended June 30, 2019 (in millions):

Pollo Tropical:
Decrease in comparable restaurant sales	$(35.0)
Incremental sales related to new restaurants, net of closed restaurants	0.4
Total decrease	$(34.6)

Taco Cabana:
Decrease in comparable restaurant sales	$(22.7)
Decrease in sales related to closed restaurants, net of new restaurants	(10.9)
Total decrease	$(33.6)
Comparable restaurant sales for Pollo Tropical restaurants decreased 19.5% in the six months ended June 28, 2020. Comparable restaurant sales for Taco Cabana restaurants decreased 16.4% in the six months ended June 28, 2020.
For Pollo Tropical, a decrease in comparable restaurant transactions of 23.4% was partially offset by an increase in the net impact of pricing and product/channel mix of 3.9% in the six months ended June 28, 2020 compared to the six months ended June 30, 2019. The increase in pricing and product/channel mix was driven primarily by increases in delivery and drive-thru average check and sales channel penetration, and menu price increases of 0.2%. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.3% in the six months ended June 28, 2020 compared to the six months ended June 30, 2019.
For Taco Cabana, a decrease in comparable restaurant transactions of 22.1% was partially offset by an increase in net impact of product/channel mix of 5.7% in the six months ended June 28, 2020 compared to the six months ended June 30, 2019. The increase in product/channel mix was driven primarily by increases in drive-thru and delivery sales channel penetration and growth in average check for drive-thru compared to last year due in part to an increase in transactions that include alcohol.
Franchise revenues decreased by $0.4 million to $0.9 million in the six months ended June 28, 2020 compared to the six months ended June 30, 2019 due to lower sales at franchised restaurants in 2020 primarily as a result of COVID-19.

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the six months ended June 28, 2020 compared to the six months ended June 30, 2019. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Sales mix	0.6%
Higher commodity costs	0.4%
Higher promotions and discounts	0.4%
Higher packaging costs	0.2%
Operating efficiency	(0.7)%
Menu price increases	(0.1)%
Net increase in cost of sales as a percentage of restaurant sales	0.8%

Restaurant wages and related expenses:
Higher labor costs due to COVID-19(1)	0.9%
Impact of lower sales on labor costs	0.2%
Higher workers' compensation costs	0.2%
Impact of lower sales on payroll taxes	0.1%
Lower incentive bonus	(0.2)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	1.2%

Other operating expenses:
Higher delivery fees	1.4%
Impact of lower sales on utilities cost	0.3%
Impact of lower sales on operating supplies	0.2%
Higher insurance costs including the impact of lower sales	0.2%
Higher linen and uniform expense including COVID-19 masks and the impact of lower sales	0.1%
Contracted cleaning services	0.1%
Other	0.2%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	2.5%

Advertising expense:
Reduced advertising	(0.3)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.3)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%

(1)	Primarily includes the impact of COVID-19 related special incentive pay, which is partially offset (0.2%) by lower incentive bonus resulting from the special incentive pay.

Taco Cabana:
Cost of sales:
Lower commodity costs	(1.4)%
Sales mix	0.6%
Lower rebates and discounts	0.2%
Operating inefficiency	0.2%
Higher liquor tax	0.2%
Net decrease in cost of sales as a percentage of restaurant sales	(0.2)%

Restaurant wages and related expenses:
Higher labor costs due to COVID-19(1)	1.3%
Lower labor costs due to labor efficiencies	(0.6)%
Lower incentive bonus	(0.3)%
Lower workers' compensation costs	(0.1)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.3%

Other operating expenses:
Higher delivery fees	0.8%
Impact of lower sales on operating supplies	0.3%
Higher linen and uniform expense including COVID-19 masks and the impact of lower sales	0.2%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.3%

Advertising expense:
Reduced advertising	(0.7)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.7)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.3)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.3)%

(1)	Primarily includes the impact of COVID-19 related special incentive pay, which is partially offset (0.2%) by lower incentive bonus resulting from the special incentive pay.
Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, increased to 8.5% in the six months ended June 28, 2020 from 7.0% in the six months ended June 30, 2019 due primarily to the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses were $26.7 million for the six months ended June 28, 2020 and $28.6 million for the six months ended June 30, 2019 and, as a percentage of total revenues, general and administrative expenses increased to 9.9% in the six months ended June 28, 2020 compared to 8.5% in the six months ended June 30, 2019 due primarily to the impact of lower total revenues partially offset by lower management support costs primarily as a result of headcount reductions and lower incentive compensation costs for the six months ended June 28, 2020. General and administrative expense for the six months ended June 28, 2020 also included $0.9 million related to severance costs associated with positions eliminated in response to the COVID-19 pandemic, $0.4 million related to digital and brand repositioning costs and $0.1 million related to search fees for senior executive positions. General and administrative expenses for the six months ended June 30, 2019 included $1.0 million related to restructuring costs due to eliminated or relocated positions.
Adjusted EBITDA. Adjusted EBITDA for Pollo Tropical decreased to $13.8 million in the six months ended June 28, 2020 from $29.0 million in the six months ended June 30, 2019 due primarily to the impact of lower restaurant sales, including the impact of COVID-19, higher delivery fees, higher labor costs as a percentage of restaurant sales, additional costs related to the COVID-19 pandemic and sales mix, partially offset by lower advertising costs and general and administrative expenses. Adjusted EBITDA for Taco Cabana decreased to $1.8 million in the six months ended June 28, 2020 from $7.0 million in the six months ended June 30, 2019 due primarily to the impact of lower restaurant sales, including the impact of COVID-19, higher delivery fees and additional costs related to the COVID-19 pandemic, partially offset by lower commodity costs, advertising costs, and general and administrative expenses. Consolidated Adjusted EBITDA decreased to $15.5 million in the six months ended June 28, 2020 from $36.0 million in the six months ended June 30, 2019.
Restaurant-level Adjusted EBITDA. Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $25.8 million in the six months ended June 28, 2020 from $42.6 million in the six months ended June 30, 2019 due primarily to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $12.6 million in the six months ended June 28, 2020 from $18.9 million in the six months ended June 30, 2019 as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $19.0 million in the six months ended June 28, 2020 from $19.4 million in the six months ended June 30, 2019 due primarily to decreased depreciation as a result of impairing closed restaurant assets, partially offset by an increase in depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants that have been made since the second quarter of 2019.
Impairment and Other Lease Charges. Impairment and other lease charges increased to $6.5 million in the six months ended June 28, 2020 from $1.4 million in the six months ended June 30, 2019.
Impairment and other lease charges for the six months ended June 28, 2020 for Pollo Tropical include impairment charges of $4.8 million related primarily to the impairment of assets from three underperforming Pollo Tropical restaurants that we continue to operate, the write-down of assets held for sale to their fair value less costs to sell, and lease termination charges of $0.9 million for restaurant locations we decided not to develop. Impairment and other lease charges for the six months ended June 28, 2020 for Taco Cabana include impairment charges of $1.1 million related primarily to the write-down of assets held for sale to their fair value less costs to sell and the impairment of assets for two underperforming Taco Cabana restaurants that we continue to operate, and a gain of $(0.2) million from a lease termination.
Impairment and other lease charges for the six months ended June 30, 2019 for Pollo Tropical include impairment charges of $0.4 million related primarily to additional impairment of equipment from previously impaired restaurants and a lease charge recoveries benefit related to previously closed restaurant lease terminations of $(0.7) million. Impairment and other lease charges for the six months ended June 30, 2019 for Taco Cabana include impairment charges of $1.7 million related primarily to impairment of assets for three underperforming restaurants that we continued to operate and equipment from previously impaired restaurants.
Goodwill Impairment. Goodwill impairment was $46.5 million for the six months ended June 30, 2019 and consisted of a non-cash impairment charge to write down the value of goodwill for the Taco Cabana reporting unit.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $3.5 million for the six months ended June 28, 2020 and consisted of closed restaurant rent and ancillary lease costs of $3.5 million and $2.4 million net of sublease income of $2.2 million and $0.2 million for Pollo Tropical and Taco Cabana, respectively. Closed restaurant rent expense, net of sublease income was $2.8 million for the six months ended June 30, 2019 and consisted of closed restaurant rent and ancillary lease costs of $3.6 million and $0.8 million net of sublease income of $1.4 million and $0.2 million for Pollo Tropical and Taco Cabana, respectively.
Other Expense (Income), Net. Other expense, net was $1.7 million for the six months ended June 28, 2020 and primarily consisted of $1.1 million in costs for the removal, transfer, and storage of equipment from closed restaurants and $0.6 million for the write-off of site development costs. Other expense, net was $0.9 million for the six months ended June 30, 2019 and primarily consisted of $0.6 million in costs for the removal, transfer, and storage of equipment from closed restaurants.
Interest Expense. Interest expense remained flat for the six months ended June 28, 2020 compared to the six months ended June 30, 2019 due to a higher borrowing level under our senior credit facility being offset by lower interest rates.
Provision for (Benefit from) Income Taxes. The effective tax rate was 23.3% and (4.0)% for the six months ended June 28, 2020 and June 30, 2019, respectively. The benefit from income taxes for the six months ended June 28, 2020 was derived using the actual effective tax rate for the year to date period, which includes a benefit of $1.8 million related to the carryback of net operating losses as a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and a tax deficiency from the vesting of restricted shares of $0.6 million. The provision for income taxes for the six months ended June 30, 2019 was derived using an estimated effective annual income tax rate of 24.6%, which excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million and a tax benefit from interest on an income tax refund of $(0.4) million. We did not recognize a tax benefit for the goodwill impairment charge because the related goodwill was not deductible.
The CARES Act includes provisions that eliminate the 80% of taxable income limitation for certain net operating loss carryforward deductions and allow net operating losses arising in 2018, 2019, and 2020 to be carried back for up to five years. As a result of carrying net operating losses from 2018 and 2019 back to years with a higher federal corporate income tax rate, we recorded an incremental tax benefit of $1.8 million during the first quarter of 2020.
Net Income (Loss). As a result of the foregoing, we had a net loss of $15.7 million for the six months ended June 28, 2020 compared to a net loss of $41.2 million for the six months ended June 30, 2019.

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
On July 10, 2020, we executed an amendment to our senior credit facility that includes adjustments to our covenants that are more reflective of current sales and profit trends. For the remainder of 2020, the only applicable financial covenant that requires compliance will be a minimum liquidity target. During the second quarter we borrowed all available funds under our senior credit facility. We repaid $30.0 million on July 10, 2020 and an additional $62.5 million through July 31, 2020. On July 31, 2020, there were $54.0 million in outstanding revolving credit borrowings under our amended senior credit facility. See Note 12 to our unaudited condensed consolidated financial statements and "Amended Senior Credit Facility" below for a further discussion.
Operating Activities. Net cash provided by operating activities in the first six months of 2020 and 2019 was $29.0 million and $39.5 million, respectively. The decrease in net cash provided by operating activities in the six months ended June 28, 2020 was primarily driven by a decrease in Adjusted EBITDA, partially offset by the timing of payments including the impact of vendor and landlord payment term renegotiations.
Investing Activities. Net cash used in investing activities in the first six months of 2020 and 2019 was $8.7 million and $19.9 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (dollars in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Six Months Ended June 28, 2020:
New restaurant development	$986	$854	$—	$1,840
Restaurant remodeling	357	730	—	1,087
Other restaurant capital expenditures(1)	2,019	1,722	—	3,741
Corporate and restaurant information systems	682	354	999	2,035
Total capital expenditures	$4,044	$3,660	$999	$8,703
Number of new restaurant openings	—	1		1
Six Months Ended June 30, 2019:
New restaurant development	$4,546	$3,289	$—	$7,835
Restaurant remodeling	268	—	—	268
Other restaurant capital expenditures(1)	5,444	4,492	—	9,936
Corporate and restaurant information systems	1,535	2,186	(89)	3,632
Total capital expenditures	$11,793	$9,967	$(89)	$21,671
Number of new restaurant openings	1	3		4

(1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our unaudited condensed consolidated financial statements. For the six months ended June 28, 2020 and June 30, 2019, total restaurant repair and maintenance expenses were approximately $8.3 million and $10.8 million, respectively.

Cash used in investing activities in the first six months of 2019 included net proceeds from the sale of one restaurant property of $1.8 million.
Total capital expenditures in 2020 will not exceed $22.0 million.
Financing Activities. Net cash provided by financing activities in the first six months of 2020 was $67.7 million and included net revolving credit borrowings under our senior credit facility of $71.5 million, partially offset by $3.7 million in payments to repurchase our common stock, as well as borrowings and subsequent repayment of funds pursuant to the Paycheck Protection Program under the CARES Act. Net cash used in financing activities in the first six months of 2019 included net revolving credit borrowing repayments under our senior credit facility of $17.0 million combined with $2.2 million in payments to repurchase our common stock.
Amended Senior Credit Facility. On July 10, 2020, we entered into the amended senior credit facility. The amended senior credit facility reduced aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the amended senior credit facility (the "revolving commitment") by $30.0 million to $120.0 million on July 10, 2020. The amended senior credit facility further reduces the revolving commitment by (i) $15.0 million to $105.0 million on January 3, 2021 and (ii) $10.0 million to $95.0 million on April 4, 2021.
The amended senior credit facility provides that Fiesta is not required to be in compliance with the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio covenants (each as amended and defined in the amended senior credit facility agreement) under the amended senior credit facility from July 10, 2020 through April 3, 2021. Fiesta is required to be in compliance with the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio beginning with the fiscal quarter ending April 4, 2021 (the first quarter of 2021). After April 3, 2021, we will be permitted to exercise equity cures with respect to compliance with the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio provided that, among other items, (i) the equity raised is from the issuance of common stock of Fiesta, (ii) not less than 50% of the net proceeds received by us from the issuance of Fiesta common stock are immediately used to prepay outstanding revolving credit borrowings under the amended senior credit facility which will result in a corresponding reduction of the revolving commitment by such amount, (iii) the amount of the equity cure is not more than $5.0 million in any fiscal quarter, and (iv) the aggregate amount of all equity cures do not exceed $15.0 million. The amended senior secured credit facility also provides that Fiesta must maintain minimum liquidity (as defined in the amended senior credit facility, generally unrestricted cash plus available borrowings under the amended senior credit facility) of (i) $40.0 million through September 27, 2020, (ii) $30.0 million from September 28, 2020 through January 3, 2021 and (iii) $25.0 million on January 4, 2021 and thereafter (the "Liquidity Covenant").
Borrowings under the amended senior credit facility will bear interest at a rate per annum, at our option, of (a) the Alternate Base Rate (as defined in the amended senior credit facility) plus the Applicable Rate (as defined in the amended senior credit facility) of 4.0% with a minimum Alternate Base Rate of 2.0% or (b) the Adjusted LIBOR Rate (as defined in the amended senior credit facility) plus the Applicable Rate of 5.0% with a minimum Adjusted LIBOR Rate of 1.0%. Pursuant to the amended senior credit facility, we will be subject to a commitment fee of 0.50% per annum on the daily amount of the unused portion of the facility.
The outstanding borrowings under the amended senior credit facility are prepayable without penalty (other than customary breakage costs). The amended senior credit facility provides that for any of the following by Fiesta, (i) the sale of certain specified real property, including pursuant to sale-leaseback transactions, (ii) the issuance of equity of Fiesta (other than under our 2012 Stock Incentive Plan, subject to the restrictions set forth in the amended senior credit facility), (iii) the incurrence of certain indebtedness and (iv) the receipt of insurance proceeds (each a "prepayment event"), (a) if such prepayment event occurs prior to April 4, 2021, 100% of the net proceeds of such prepayment event received by us in each case must be used to reduce the outstanding revolving credit borrowings under the amended senior credit facility which will result in a corresponding reduction of the revolving commitment and (b) beginning April 4, 2021, (1) 50% of the net proceeds received by us pursuant to the issuance of equity of Fiesta described above and the sale of real property pursuant to a sale-leaseback transaction in each case must be used to reduce the outstanding revolving credit borrowings under the amended senior credit facility which will result in a corresponding reduction of the revolving commitment and (2) 100% of the net proceeds received by us pursuant to prepayment event other those identified in (1) above, in each case must be used to reduce the outstanding revolving credit borrowings under the amended senior credit facility which will result in a corresponding reduction of the revolving commitment. The amended senior credit facility further provides that we must prepay outstanding revolving credit borrowings if the outstanding revolving credit borrowings exceed $75.0 million and excess cash (defined in the amended senior credit facility) of Fiesta exceeds $20.0 million.
The amended senior credit facility contains certain covenants, including, without limitation, those limiting Fiesta's ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in any material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends, including, without limitation, (i) that capital expenditures by Fiesta cannot exceed an aggregate of $22.0 million for each of the fiscal years ending 2020 and 2021 and cannot exceed an aggregate of $25.0 million for the fiscal year ending 2022 (the "Capital Expenditures Covenant") and (ii) limiting the construction or development of new restaurants to one Pollo Tropical prototype restaurant in 2021 and three Pollo Tropical prototype restaurants in 2022, provided further that (a) no default shall have occurred and be continuing or would exist after giving effect to the construction or development of the new Pollo Tropical restaurant(s), (b) after giving effect to the construction or development of such new Pollo Tropical restaurant(s) on a pro forma basis Fiesta is in compliance with each of the Liquidity Covenant, the Adjusted Leverage Ratio, the Fixed Charge Coverage Ratio and the Capital Expenditures Covenant, (c) the aggregate revolving commitment is less than or equal to $95.0 million and (d) after giving effect to the construction or development of such new Pollo Tropical restaurant(s) on a pro forma basis, liquidity is greater than or equal to the sum of $5.0 million plus the amount of minimum liquidity required on such date pursuant to the Liquidity Covenant.
The amended senior credit facility also provides that we will be required to engage a financial advisor or chief restructuring officer if we are not in compliance with certain milestones, including, among other items, (i) using commercially reasonable efforts to refinance and pay in full the obligations under the amended senior credit facility, (ii) furnishing a written assessment and reasonable action plan for the disposition of owned real property with a targeted gross value of $30.0 million and complying with such action plan, (iii) furnishing a written plan for executing certain actions intended to improve service levels, reduce costs and increase efficiency, (iv) providing a proposed timeline for completion of a shelf registration with the Securities and Exchange Commission for the issuance of common equity interests of Fiesta, (v) maintaining $30.0 million of liquidity on October 1, 2020, (vi) on or before October 1, 2020, furnishing information demonstrating compliance with the Adjusted Leverage Ratio, the Fixed Charge Coverage Ratio, the Liquidity Covenant and the Capital Expenditures Covenant, (vii) no default shall have occurred and (viii) compliance at all times with the Adjusted Leverage Ratio, the Fixed Charge Coverage Ratio, the Liquidity Covenant and the Capital Expenditures Covenant.
All obligations under the amended senior credit facility are secured by all of our assets (including a pledge of all of the capital stock and equity interests of all our subsidiaries) pursuant to an amended and restated security agreement. Under the amended senior credit facility, the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, defaults on other indebtedness, certain judgments or upon the occurrence of a change of control (as specified in the amended senior credit facility).
Our amended senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount of $5.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.
Our amended senior credit facility matures on November 30, 2022.

Senior Credit Facility. Prior to July 10, 2020, our senior credit facility provided for aggregate revolving credit borrowings of up to $150.0 million (including up to $15.0 million available for letters of credit). Prior to July 10, 2020, the senior credit facility also provided for potential incremental increases of up to $50.0 million to the revolving credit borrowings available under the senior credit facility. On June 28, 2020, there were $146.5 million in outstanding revolving credit borrowings under our senior credit facility.
Prior to July 10, 2020, borrowings under the senior credit facility bore interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):

1)	the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio (with a margin of 1.50% as of June 28, 2020), or

2)	the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio (with a margin of 2.50% as of June 28, 2020).
In addition, prior to July 10, 2020, the senior credit facility required us to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on our Adjusted Leverage Ratio, (with a rate of 0.35% as of June 28, 2020) and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
All obligations under the senior credit facility were guaranteed by all of our material domestic subsidiaries. In general, prior to July 10, 2020, our obligations under our senior credit facility and our subsidiaries' obligations under the guarantees were secured by a first priority lien and security interest on substantially all of our assets and the assets of our material subsidiaries (including a pledge of all of the capital stock and equity interests of our material subsidiaries), other than certain specified assets, including real property owned by us or our subsidiaries.
The outstanding borrowings under the senior credit facility were prepayable subject to breakage costs as defined in the senior credit facility agreement. Prior to July 10, 2020, the senior credit facility required us to comply with customary affirmative, negative and financial covenants, including, without limitation, those limiting our and our subsidiaries' ability to (i) incur indebtedness, (ii) incur liens, (iii) loan, advance, or make acquisitions and other investments or other commitments to construct, acquire or develop new restaurants (subject to certain exceptions), (iv) pay dividends, (v) redeem and repurchase equity interests (subject to certain exceptions), (vi) conduct asset and restaurant sales and other dispositions (subject to certain exceptions), (vii) conduct transactions with affiliates and (viii) change our business. In addition, prior to July 10, 2020, the senior credit facility required us to maintain certain financial ratios, including minimum Fixed Charge Coverage and maximum Adjusted Leverage Ratios (all as defined under the senior credit facility agreement).
After reserving $3.5 million for letters of credit issued under the senior credit facility, no amount was available for borrowing at June 28, 2020.
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

Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended December 29, 2019 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the six months ended June 28, 2020.
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

A reconciliation from consolidated net income to Consolidated Adjusted EBITDA follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

Net loss	$(8,343)	$(43,440)	$(15,660)	$(41,151)
Provision for (benefit from) income taxes	(1,743)	623	(4,748)	1,569
Loss before income taxes	(10,086)	(42,817)	(20,408)	(39,582)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	9,565	9,807	18,995	19,355
Impairment and other lease charges	2,285	1,751	6,518	1,413
Goodwill impairment	—	46,485	—	46,485
Interest expense	1,237	967	2,198	2,201
Closed restaurant rent expense, net of sublease income	1,830	1,335	3,462	2,759
Other expense (income), net	784	154	1,692	856
Stock-based compensation expense in restaurant wages	69	16	105	43
Total non-general and administrative expense adjustments	15,770	60,515	32,970	73,112
General and administrative expense adjustments:
Stock-based compensation expense	959	719	1,735	1,484
Restructuring costs and retention bonuses(1)	891	349	891	964
Digital and brand repositioning costs(2)	131	—	350	—
Total general and administrative expense adjustments	1,981	1,068	2,976	2,448
Consolidated Adjusted EBITDA	$7,665	$18,766	$15,538	$35,978

(1)
Restructuring costs and retention bonuses for the three and six months ended June 28, 2020, include severance costs related to terminations in response to the COVID-19 pandemic. Restructuring costs and retention bonuses for the three and six months ended June 30, 2019, primarily include severance costs related to eliminated positions.

(2)	Digital and brand repositioning costs for the three and six months ended June 28, 2020 include consulting costs related to repositioning the digital experience for our customers.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Taco Cabana
June 28, 2020:
Adjusted EBITDA	$4,993	$2,672
Restaurant-level adjustments:
Add: Pre-opening costs	—	—
Add: Other general and administrative expense(1)	5,491	4,816
Less: Franchise royalty revenue and fees	146	175
Restaurant-level Adjusted EBITDA	$10,338	$7,313

June 30, 2019:
Adjusted EBITDA	$14,646	$4,120
Restaurant-level adjustments:
Add: Pre-opening costs	153	232
Add: Other general and administrative expense(1)	7,071	5,357
Less: Franchise royalty revenue and fees	438	230
Restaurant-level Adjusted EBITDA	$21,432	$9,479

Six Months Ended	Pollo Tropical	Taco Cabana
June 28, 2020:
Adjusted EBITDA	$13,773	$1,765
Restaurant-level adjustments:
Add: Pre-opening costs	—	69
Add: Other general and administrative expense(1)	12,549	11,147
Less: Franchise royalty revenue and fees	550	384
Restaurant-level Adjusted EBITDA	$25,772	$12,597

June 30, 2019:
Adjusted EBITDA	$28,963	$7,015
Restaurant-level adjustments:
Add: Pre-opening costs	239	547
Add: Other general and administrative expense(1)	14,292	11,827
Less: Franchise royalty revenue and fees	893	446
Restaurant-level Adjusted EBITDA	$42,601	$18,943
(1) Excludes general and administrative adjustments included in Adjusted EBITDA.

Forward Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, regarding our anticipated growth, operating results, future earnings per share, plans, objectives, the impact of our other business initiatives, the impact of our initiatives designed to strengthen our liquidity and cash position, including those related to working capital efficiency initiatives and sales of real property and the impact of the recent COVID-19 outbreak and our initiatives designed to respond to the COVID-19 outbreak on future sales, margins, earnings and liquidity, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements are often identified by the words "believe," "positioned," "estimate," "project," "plan," "goal," "target," "assumption," "continue," "intend," "expect," "future," "anticipate," and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission ("SEC"). All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2020.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the second quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are a party to various litigation matters incidental to the conduct of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors
Part 1—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. The Company's risk factor disclosure has been updated to add the following:
Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19 virus) pandemic may disrupt our business, which could materially affect our operations and results of operations.
Pandemics or disease outbreaks such as the current novel coronavirus (COVID-19 virus) pandemic, have and may continue to impact customer traffic at our restaurants, may make it more difficult to staff our restaurants and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial closures of our affected restaurants, sometimes for prolonged periods of time. We have temporarily shifted to a "to-go" only operating model at all of our Pollo Tropical and Taco Cabana restaurants in Florida and Texas, suspending sit-down dining and serving our guests through take-out, drive-thru and delivery. We have also implemented closures, modified hours or reductions in on-site staff, resulting in canceled shifts for some of our employees. COVID-19 may also materially adversely affect our ability to implement our growth plans, including delays in construction of new restaurants. These changes and any additional changes may materially adversely affect our business or results of operations, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time. In addition, our operations could be disrupted if any of our employees or employees of our business partners were or are suspected of having COVID-19 or other illnesses since this could require us or our business partners to quarantine some or all such employees or close and disinfect our restaurant facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks (including the current COVID-19 pandemic), our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations. Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on our restaurant guest traffic or the ability to adequately staff restaurants, in addition to the measures we have already taken with respect to moving to "to-go" only operations. We could also be adversely affected if government authorities continue to impose restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Currently, several states and municipalities in the U.S. and abroad have temporarily suspended the operation of dining in at restaurants in light of COVID-19, including in Dade and Broward Counties, Florida and various municipalities in Texas, and we expect that more may do so. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business, liquidity, financial condition and results of operations.

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
The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by our board of directors. As of June 28, 2020, there was a remaining balance of approximately 1.0 million shares authorized for repurchase that had not been utilized. Our amended senior credit facility prohibits share repurchases and we currently do not intend to repurchase additional shares of our common stock for the foreseeable future. We did not repurchase any shares during the three months ended June 28, 2020.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: August 5, 2020	/s/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: August 5, 2020	/s/ DIRK MONTGOMERY
(Signature)
Dirk Montgomery Senior Vice President, Chief Financial Officer and Treasurer

Date: August 5, 2020	/s/ CHERI KINDER
(Signature)
Cheri Kinder Vice President, Corporate Controller and Chief Accounting Officer