Form 10-Q
period 2020-09-27
Fiesta Restaurant Group, Inc.
filed 2020-11-04
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2020, Fiesta Restaurant Group, Inc. had 25,920,828 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 27, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 27, 2020	December 29, 2019
ASSETS
Current assets:
Cash	$17,997	$13,413
Accounts receivable	8,457	7,933
Inventories	3,281	3,394
Prepaid rent	115	117
Income tax receivable	11,121	3,821
Prepaid expenses and other current assets	13,287	10,605
Total current assets	54,258	39,283
Property and equipment, net	174,551	211,944
Operating lease right-of-use assets	258,913	251,272
Goodwill	56,307	56,307
Other assets	7,739	9,835
Total assets	$551,768	$568,641
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$262	$212
Accounts payable	28,950	14,776
Accrued payroll, related taxes and benefits	9,599	9,866
Accrued real estate taxes	7,959	6,497
Other current liabilities	34,174	32,269
Total current liabilities	80,944	63,620
Long-term debt, net of current portion	41,586	76,823
Operating lease liabilities	265,356	256,798
Deferred tax liabilities	5,311	4,759
Other non-current liabilities	12,646	8,405
Total liabilities	405,843	410,405
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 27,914,555 and 27,461,697 shares issued, respectively, and 25,291,941 and 25,612,597 shares outstanding, respectively	273	271
Additional paid-in capital	175,614	173,132
Retained earnings (accumulated deficit)	(9,183)	1,884
Treasury stock, at cost; 1,993,495 and 1,493,495 shares, respectively	(20,779)	(17,051)
Total stockholders' equity	145,925	158,236
Total liabilities and stockholders' equity	$551,768	$568,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2020 AND SEPTEMBER 29, 2019
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenues:
Restaurant sales	$136,819	$163,589	$404,452	$499,483
Franchise royalty revenues and fees	513	659	1,447	1,998
Total revenues	137,332	164,248	405,899	501,481
Costs and expenses:
Cost of sales	41,752	52,056	125,835	156,324
Restaurant wages and related expenses (including stock-based compensation expense of $47, $102, $152 and $145, respectively)	35,545	44,459	109,787	135,261
Restaurant rent expense	11,174	11,970	33,792	35,613
Other restaurant operating expenses	21,138	24,153	61,638	68,429
Advertising expense	2,033	6,385	9,959	17,789
General and administrative (including stock-based compensation expense of $597, $509, $2,332 and $1,993, respectively)	11,855	13,820	38,527	42,387
Depreciation and amortization	9,432	10,165	28,427	29,520
Pre-opening costs	—	77	69	863
Impairment and other lease charges	2,404	3,254	8,922	4,667
Goodwill impairment	—	21,424	—	67,909
Closed restaurant rent expense, net of sublease income	1,481	726	4,943	3,485
Other expense (income), net	(1,304)	64	388	920
Total operating expenses	135,510	188,553	422,287	563,167
Income (loss) from operations	1,822	(24,305)	(16,388)	(61,686)
Interest expense	1,172	823	3,370	3,024
Loss on extinguishment of debt	212	—	212	—
Income (loss) before income taxes	438	(25,128)	(19,970)	(64,710)
Benefit from income taxes	(4,155)	(2,946)	(8,903)	(1,377)
Net income (loss)	$4,593	$(22,182)	$(11,067)	$(63,333)
Earnings (loss) per common share:
Basic	$0.18	$(0.84)	$(0.44)	$(2.37)
Diluted	0.18	(0.84)	(0.44)	(2.37)
Weighted average common shares outstanding:
Basic	25,290,357	26,548,116	25,359,004	26,734,822
Diluted	25,291,719	26,548,116	25,359,004	26,734,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2020 AND SEPTEMBER 29, 2019
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2018	26,858,988	$270	$170,290	$72,268	$(2,769)	$240,059
Stock-based compensation	—	—	792	—	—	792
Vesting of restricted shares	68,286	—	(1)	—	—	(1)
Cumulative effect of adopting a new accounting standard	—	—	—	14,002	—	14,002
Purchase of treasury stock	(158,269)	—	—	—	(2,199)	(2,199)
Net income	—	—	—	2,289	—	2,289
Balance at March 31, 2019	26,769,005	270	171,081	88,559	(4,968)	254,942
Stock-based compensation	—	—	735	—	—	735
Vesting of restricted shares	57,547	1	(1)	—	—	—
Net loss	—	—	—	(43,440)	—	(43,440)
Balance at June 30, 2019	26,826,552	271	171,815	45,119	(4,968)	212,237
Stock-based compensation	—	—	611	—	—	611
Vesting of restricted shares	6,277	—	—	—	—	—
Purchase of treasury stock	(906,268)	—	—	—	(9,158)	(9,158)
Net loss	—	—	—	(22,182)	—	(22,182)
Balance at September 29, 2019	25,926,561	$271	$172,426	$22,937	$(14,126)	$181,508

Balance at December 29, 2019	25,612,597	$271	$173,132	$1,884	$(17,051)	$158,236
Stock-based compensation	—	—	812	—	—	812
Vesting of restricted shares	73,998	—	—	—	—	—
Purchase of treasury stock	(500,000)	—	—	—	(3,728)	(3,728)
Net loss	—	—	—	(7,317)	—	(7,317)
Balance at March 29, 2020	25,186,595	271	173,944	(5,433)	(20,779)	148,003
Stock-based compensation	—	—	1,028	—	—	1,028
Vesting of restricted shares	101,661	2	(2)	—	—	—
Net loss	—	—	—	(8,343)	—	(8,343)
Balance at June 28, 2020	25,288,256	273	174,970	(13,776)	(20,779)	140,688
Stock-based compensation	—	—	644	—	—	644
Vesting of restricted shares	3,685	—	—	—	—	—
Net income	—	—	—	4,593	—	4,593
Balance at September 27, 2020	25,291,941	$273	$175,614	$(9,183)	$(20,779)	$145,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 27, 2020 AND SEPTEMBER 29, 2019
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2020	September 29, 2019
Operating activities:
Net loss	$(11,067)	$(63,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposals of property and equipment	(1,047)	(6)
Stock-based compensation	2,484	2,138
Impairment and other lease charges	8,922	4,667
Goodwill impairment	—	67,909
Loss on extinguishment of debt	212	—
Depreciation and amortization	28,427	29,520
Amortization of deferred financing costs	261	203
Deferred income taxes	552	(2,112)
Changes in other operating assets and liabilities	18,230	11,988
Net cash provided by operating activities	46,974	50,974
Investing activities:
Capital expenditures:
New restaurant development	(1,846)	(10,681)
Restaurant remodeling	(1,087)	(368)
Other restaurant capital expenditures	(5,847)	(15,845)
Corporate and restaurant information systems	(3,136)	(7,179)
Total capital expenditures	(11,916)	(34,073)
Proceeds from disposals of properties	2,864	1,774
Proceeds from insurance recoveries	—	42
Proceeds from sale-leaseback transactions	6,284	—
Net cash used in investing activities	(2,768)	(32,257)
Financing activities:
Borrowings on revolving credit facility	154,143	21,000
Repayments on revolving credit facility	(189,225)	(30,000)
Borrowings of unsecured debt	15,000	—
Repayments of unsecured debt	(15,000)	—
Principal payments on finance leases	(166)	(109)
Financing costs associated with debt amendment	(646)	—
Payments to purchase treasury stock	(3,728)	(11,357)
Net cash used in financing activities	(39,622)	(20,466)
Net change in cash	4,584	(1,749)
Cash, beginning of period	13,413	5,258
Cash, end of period	$17,997	$3,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively "Pollo Tropical"), and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the "Company." At September 27, 2020, the Company owned and operated 138 Pollo Tropical® restaurants and 145 Taco Cabana® restaurants. All of the Pollo Tropical restaurants are located in Florida and all of the Taco Cabana restaurants are located in Texas. At September 27, 2020, the Company franchised a total of 33 Pollo Tropical restaurants and seven Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, four in Panama, two in Guyana, one in Ecuador, one in the Bahamas, seven on college campuses and one at a hospital in Florida. The franchised Taco Cabana restaurants include six in New Mexico and one on a college campus in Texas.
The COVID-19 pandemic has affected and is continuing to affect the restaurant industry and the economy. In response to COVID-19 and in compliance with governmental restrictions, the Company closed the dining room seating areas in all Pollo Tropical and Taco Cabana restaurants, limiting service to take-out, drive-thru, and delivery operations beginning in mid-March 2020. During the second quarter of 2020, certain restrictions were lifted and the Company opened certain dining rooms on a limited basis; however, it temporarily closed all dining rooms on July 12, 2020, in response to increased COVID-19 infection rates in both Texas and Florida. The Company began re-opening certain dining rooms and patios with limited capacity and hours at both brands and the state of Florida removed restaurant capacity restrictions in late September 2020. The Company expects the COVID-19 restrictions and economic impact to result in reduced earnings. As the COVID-19 situation is dynamic, the Company does not currently know when it will resume full operations or when its results of operations will return to pre-COVID-19 levels.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2019 contained 52 weeks. The three and nine months ended September 27, 2020 and September 29, 2019 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending January 3, 2021 will contain 53 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 27, 2020 and September 29, 2019 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 27, 2020 and September 29, 2019 are not necessarily indicative of the results to be expected for the full year.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Revenue Recognition. Revenue is recognized upon transfer of promised products or services to customers in an amount that reflects the consideration the Company received in exchange for those products or services. Revenues from the Company's owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues are based on a percentage of gross sales and are recorded as income when earned. Initial franchise fees and area development fees associated with new franchise agreements are not distinct from the continuing rights and services offered by the Company during the term of the related franchise agreements and are recognized as income over the term of the related franchise agreements. A portion of the initial franchise fee is allocated to training services and is recognized as revenue when the Company completes the training services.
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

•
Revolving Credit Borrowings. The Company's senior credit facility was amended on July 10, 2020. The fair value of outstanding revolving credit borrowings under the Company's senior secured revolving credit facility (the "senior credit facility") and the amended senior secured revolving credit facility (the "amended senior credit facility"), which is considered Level 2, is based on current LIBOR rates. The fair value of the amended senior credit facility and senior credit facility was approximately $39.9 million at September 27, 2020 and $75.0 million at December 29, 2019, respectively. The carrying value of the amended senior credit facility and senior credit facility was $39.9 million at September 27, 2020 and $75.0 million at December 29, 2019, respectively.

Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets, including right-of-use ("ROU") lease assets, by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. See Note 3—Impairment of Long-Lived Assets and Other Lease Charges.
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
As a result of the COVID-19 pandemic the Company entered into rent deferral agreements with approximately 185 landlords as of September 27, 2020. Under these agreements, certain rent payments are deferred without penalty for various periods, generally for up to three months. The Company also entered into two limited abatement agreements. The Company has elected to account for lease concessions and deferrals resulting directly from COVID-19 as though the enforceable rights and obligations to the

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

concessions and deferrals existed in the respective contracts at lease inception and did not account for the concessions and deferrals as lease modifications.
During the third quarter of 2020, the Company sold two restaurant properties for total proceeds of $6.3 million in sale-leaseback transactions that resulted in a total gain of $1.5 million, which is recognized in other expense (income), net in the condensed consolidated statements of operations, and a financial liability of $0.5 million, which is recognized in other current and non-current liabilities in the condensed consolidated balance sheet.
Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include: insurance liabilities, evaluation for impairment of goodwill and long-lived assets, lease accounting matters, and deferred income tax assets. Actual results could differ from those estimates. Due to the uncertainty associated with the unprecedented nature of the COVID-19 pandemic and the impact it will have on the Company's operations and future cash flows, it is reasonably possible that the estimates of future cash flows used in impairment assessments will change in the near term and the effect of the change could be material. The Company's current estimates assume that operating restrictions, regulations and directives for restaurants and other changes related to COVID-19 will continue to have a significant impact through at least the first half of 2021 with the greatest impact in the near term.

2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 27, 2020	December 29, 2019
Prepaid contract expenses	$3,591	$4,410
Assets held for sale(1)	7,098	4,110
Other	2,598	2,085
	$13,287	$10,605

(1)
As of September 27, 2020, two closed Pollo Tropical restaurant properties and one operating and two closed Taco Cabana restaurant properties owned by the Company were classified as held for sale. As of December 29, 2019, one closed Pollo Tropical restaurant property and two closed Taco Cabana restaurant properties owned by the Company were classified as held for sale.

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of impairment of long-lived assets and other lease charges (recoveries) recorded by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Pollo Tropical	$2,395	$165	$8,023	$(162)
Taco Cabana	9	3,089	899	4,829
	$2,404	$3,254	$8,922	$4,667

Impairment and other lease charges for the three and nine months ended September 27, 2020 for Pollo Tropical include impairment charges of $2.6 million and $7.3 million, respectively, and other lease charges (gains) of $(0.2) million and $0.7 million, respectively. Pollo Tropical impairment charges for the three months ended September 27, 2020 related primarily to the write-down of saucing islands and self-service soda machines that are being removed from dining rooms as a result of COVID-19. For the nine months ended September 27, 2020, impairment charges also include the impairment of assets from three underperforming Pollo Tropical restaurants, two of which were closed in the third quarter of 2020, for which continued sales declines coupled with the impact of expected sales declines resulted in a decrease in the estimated future cash flows and the write-down of assets held for sale to their fair value less costs to sell. For the three months ended September 27, 2020, other lease charges for Pollo Tropical related primarily to a gain from lease terminations of $(0.2) million. For the nine months ended September 27, 2020, other lease charges also included lease termination charges of $0.9 million for restaurant locations the Company decided not to develop. Impairment and other lease charges for the nine months ended September 27, 2020 for Taco Cabana include impairment charges of $1.1 million, and a gain from a lease termination of $(0.2) million. Taco Cabana impairment charges for the nine months ended September 27, 2020, related primarily to the write-down of assets held for sale to their fair value less costs to sell and the impairment of assets for two underperforming Taco Cabana restaurants for which continued sales declines coupled with the impact of expected sales declines resulted in a decrease in the estimated future cash flows.
Impairment and other lease charges for the three and nine months ended September 29, 2019 for Pollo Tropical include impairment charges of $0.2 million and $0.6 million, respectively, related primarily to additional impairment of equipment from previously impaired restaurants and a lease charge recoveries benefit related to previously closed restaurant lease terminations of $(0.8) million for the nine months ended September 29, 2019. Impairment and other lease charges for the three and nine months ended September 29, 2019 for Taco Cabana include impairment charges of $3.1 million and $4.9 million, respectively, related primarily to impairment of assets for eight underperforming Taco Cabana restaurants for which continued sales declines resulted in a decrease in the estimated future cash flows and equipment from previously impaired restaurants as well as a lease charge recoveries benefit related to previously closed restaurant lease terminations of $(0.1) million for the nine months ended September 29, 2019.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. The Company also utilized discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilized current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the nine months ended September 27, 2020 totaled $4.9 million.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

4. Other Liabilities
Other current liabilities consist of the following:

	September 27, 2020	December 29, 2019
Operating lease liabilities	$23,932	$22,338
Accrued workers' compensation and general liability claims	4,457	4,354
Sales and property taxes	1,807	1,889
Accrued occupancy costs(1)	365	891
Other	3,613	2,797
	$34,174	$32,269

(1)	Accrued occupancy costs primarily consisted of obligations pertaining to closed restaurant locations.

Other non-current liabilities consist of the following:

	September 27, 2020	December 29, 2019
Accrued workers' compensation and general liability claims	$7,348	$7,348
Accrued payroll taxes(1)	3,719	—
Deferred compensation	457	424
Accrued occupancy costs(2)	78	78
Other	1,044	555
	$12,646	$8,405

(1)	Includes employer Social Security payroll tax deferred as a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act")

(2)	Accrued occupancy costs primarily consisted of obligations pertaining to closed restaurant locations.
The following table presents the activity in the closed restaurant reserve, of which $0.1 million is included in non-current liabilities at both September 27, 2020 and December 29, 2019, with the remainder in other current liabilities.

	Nine Months Ended September 27, 2020	Year Ended December 29, 2019
Balance, beginning of period	$752	$8,819
Payments, net	(248)	(1,405)
Other adjustments(1)	(178)	(6,662)
Balance, end of period	$326	$752

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

5. Long-Term Debt
Long-term debt consists of the following:

	September 27, 2020	December 29, 2019
Revolving credit facility	$39,918	$75,000
Finance/capital leases	1,930	2,035
	41,848	77,035
Less: current portion of long-term debt	(262)	(212)
	$41,586	$76,823

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Amended Senior Credit Facility. On July 10, 2020, the Company entered into the Second Amendment to Credit Agreement (the credit agreement as amended, the "amended senior credit facility") among the Company and a syndicate of lenders. The amended senior credit facility includes adjustments to the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio (each as amended and defined in the amended senior credit facility) that are more reflective of current sales and profit trends. For the remainder of 2020, the only applicable financial covenants under the Company's amended senior credit facility that require compliance will be a minimum liquidity covenant and a maximum capital expenditure covenant discussed below. The amended senior credit facility reduced the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the amended senior credit facility (the "revolving commitment") by $30.0 million to $120.0 million on July 10, 2020. The amended senior credit facility further reduces the revolving commitment by (i) $15.0 million to $105.0 million on January 3, 2021 and (ii) $10.0 million to $95.0 million on April 4, 2021. On September 27, 2020, there were $39.9 million in outstanding borrowings under the amended senior credit facility.
The amended senior credit facility provides that the Company is not required to be in compliance with the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio under the amended senior credit facility from July 10, 2020 through April 3, 2021. The Company is required to be in compliance with the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio beginning with the fiscal quarter ending April 4, 2021 (the first quarter of 2021). After April 3, 2021, the Company will be permitted to exercise equity cures with respect to compliance with the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio subject to certain restrictions as set forth in the amended senior credit facility. The amended senior credit facility also provides that the Company must maintain minimum liquidity (as defined in the amended senior credit facility, generally unrestricted cash plus available borrowings under the amended senior credit facility) of (i) $40.0 million through September 27, 2020, (ii) $30.0 million from September 28, 2020 through January 3, 2021, and (iii) $25.0 million on January 4, 2021 and thereafter.
Borrowings under the amended senior credit facility bear interest at a rate per annum, at the Company's option, equal to either (all terms as defined in the amended senior credit facility):

1)	the Alternate Base Rate plus the Applicable Rate of 4.00% with a minimum Alternate Base Rate of 2.00%, or

2)	the Adjusted LIBOR Rate plus the Applicable Rate of 5.00% with a minimum Adjusted LIBOR Rate of 1.00%.
In addition, the amended senior credit facility requires the Company to pay (i) a commitment fee of 0.50% per annum on the daily amount of the unused portion of the facility and (ii) a letter of credit participation fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit. The amended senior credit facility also provides for a benchmark replacement (as defined in the amended senior credit facility) for LIBOR, which may be a SOFR-based rate, when LIBOR becomes unavailable or an earlier date under certain circumstances.
The outstanding borrowings under the amended senior credit facility are prepayable without penalty (other than customary breakage costs). The amended senior credit facility requires that proceeds received when a prepayment event (as defined in the amended senior credit facility) occurs must be used to reduce the outstanding revolving credit borrowings under the amended senior credit facility which will result in a corresponding reduction of the revolving commitment. As of September 27, 2020, the outstanding revolving credit borrowings and revolving commitment were reduced by $9.1 million from proceeds received. The amended senior credit facility further provides that Company must prepay outstanding revolving credit borrowings if the outstanding revolving credit borrowings exceed $75.0 million and excess cash (as defined in the amended senior credit facility) of the Company exceeds $20.0 million.
The amended senior credit facility contains certain covenants, including, without limitation, those limiting Company's and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in any material respects, engage in certain transactions with related parties, make certain investments, make certain restricted payments or pay dividends, including, without limitation, (i) that capital expenditures by the Company cannot exceed an aggregate of $22.0 million for each of the fiscal years ending 2020 and 2021 and cannot exceed an aggregate of $25.0 million for the fiscal year ending 2022 (the "Capital Expenditures Covenant") and (ii) limiting the construction or development of new restaurants.
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
The amended senior credit facility matures on November 30, 2022. As of September 27, 2020, the Company was in compliance with the financial covenants under its amended senior credit facility. After reserving $3.5 million for letters of credit, $67.5 million was available for borrowing under the amended senior credit facility at September 27, 2020.
Senior Credit Facility. In November 2017, the Company entered into a senior secured revolving credit facility with a syndicate of lenders. Prior to July 10, 2020, the senior credit facility provided for aggregate revolving credit borrowings of up to $150.0 million (including up to $15.0 million available for letters of credit) and was scheduled to mature on November 30, 2022. The senior credit facility also provided for potential incremental increases of up to $50.0 million to the revolving credit borrowings available under the senior credit facility. The senior credit facility was amended on July 10, 2020.
Borrowings under the senior credit facility bore interest at a per annum rate, at the Company's option, equal to either (all terms as defined in the senior credit facility agreement):

1)	the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on the Company's Adjusted Leverage Ratio, or

2)	the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on the Company's Adjusted Leverage Ratio.
In addition, the senior credit facility required the Company to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on the Company's Adjusted Leverage Ratio, (with a rate of 0.35% at September 27, 2020) and the unused portion of the facility and (ii) a letter of credit participation fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.

6. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 500,000 shares of common stock valued at approximately $3.7 million and 1,064,537 shares of common stock valued at approximately $11.3 million during the nine months ended September 27, 2020 and September 29, 2019, respectively. The shares repurchased in 2020 were purchased on or before March 12, 2020. The repurchased shares are held as treasury stock at cost. The Company's senior credit facility as amended on July 10, 2020 prohibits share repurchases, and the Company currently does not intend to repurchase additional shares of its common stock for the foreseeable future.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Stock-Based Compensation
During the nine months ended September 27, 2020, the Company granted certain employees and non-employee directors a total of 501,706 non-vested restricted shares under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). The shares granted to employees vest and become non-forfeitable over a four-year vesting period. The shares granted to non-employee directors vest and become non-forfeitable over a one-year vesting period, or for an initial grant to a new director, over a five-year vesting period. The weighted average fair value at grant date for non-vested shares issued during the nine months ended September 27, 2020 and September 29, 2019 was $8.27 and $13.00 per share, respectively.
The weighted average fair value at grant date for the restricted stock units subject to market conditions granted in the nine months ended September 29, 2019 was $1.76 per share.
Stock-based compensation expense for the three and nine months ended September 27, 2020 was $0.6 million and $2.5 million, respectively, and for the three and nine months ended September 29, 2019 was $0.6 million and $2.1 million, respectively. At September 27, 2020, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $5.0 million. At September 27, 2020, the remaining weighted average vesting period for non-vested restricted shares was 2.8 years and restricted stock units was 0.4 years.
A summary of all non-vested restricted shares and restricted stock units activity for the nine months ended September 27, 2020 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	355,605	$15.47	176,362	$9.42
Granted	501,706	8.27	—	—
Vested and released	(178,597)	15.20	(747)	32.44
Forfeited	(49,595)	11.83	(25,030)	8.33
Outstanding at September 27, 2020	629,119	$10.13	150,585	$9.49

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

7. Business Segment Information
The Company owns, operates and franchises two restaurant brands, Pollo Tropical® and Taco Cabana®, each of which is an operating segment. Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items, while Taco Cabana restaurants specialize in Mexican-inspired food made fresh by hand.
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

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 27, 2020:
Restaurant sales	$77,604	$59,215	$—	$136,819
Franchise revenue	336	177	—	513
Cost of sales	24,614	17,138	—	41,752
Restaurant wages and related expenses(1)	18,051	17,494	—	35,545
Restaurant rent expense	5,585	5,589	—	11,174
Other restaurant operating expenses	12,125	9,013	—	21,138
Advertising expense	815	1,218	—	2,033
General and administrative expense(2)	6,604	5,251	—	11,855
Adjusted EBITDA	10,621	4,172	—	14,793
Depreciation and amortization	5,171	4,261	—	9,432
Capital expenditures	1,457	1,112	644	3,213
September 29, 2019:
Restaurant sales	$88,309	$75,280		$163,589
Franchise revenue	432	227	—	659
Cost of sales	28,239	23,817	—	52,056
Restaurant wages and related expenses(1)	20,944	23,515	—	44,459
Restaurant rent expense	5,477	6,493	—	11,970
Other restaurant operating expenses	12,807	11,346	—	24,153
Advertising expense	3,130	3,255	—	6,385
General and administrative expense(2)	7,521	6,299	—	13,820
Adjusted EBITDA	10,980	1,174	—	12,154
Depreciation and amortization	5,529	4,636	—	10,165
Capital expenditures	6,402	5,015	985	12,402

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Nine Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 27, 2020:
Restaurant sales	$226,617	$177,835	$—	$404,452
Franchise revenue	886	561	—	1,447
Cost of sales	72,666	53,169	—	125,835
Restaurant wages and related expenses(1)	54,196	55,591	—	109,787
Restaurant rent expense	16,885	16,907	—	33,792
Other restaurant operating expenses	35,225	26,413	—	61,638
Advertising expense	5,497	4,462	—	9,959
General and administrative expense(2)	20,630	17,897	—	38,527
Adjusted EBITDA	24,394	5,937	—	30,331
Depreciation and amortization	15,682	12,745	—	28,427
Capital expenditures	5,501	4,772	1,643	11,916
September 29, 2019:
Restaurant sales	$271,955	$227,528	$—	$499,483
Franchise revenue	1,325	673	—	1,998
Cost of sales	85,855	70,469	—	156,324
Restaurant wages and related expenses(1)	63,387	71,874	—	135,261
Restaurant rent expense	16,393	19,220	—	35,613
Other restaurant operating expenses	36,665	31,764	—	68,429
Advertising expense	9,351	8,438	—	17,789
General and administrative expense(2)	23,568	18,819	—	42,387
Adjusted EBITDA	39,943	8,189	—	48,132
Depreciation and amortization	16,118	13,402	—	29,520
Capital expenditures	18,195	14,982	896	34,073
Identifiable Assets:
September 27, 2020	$319,714	$189,266	$42,788	$551,768
December 29, 2019	340,012	195,883	32,746	568,641

(1) Includes stock-based compensation expense of $47 and $152 for the three and nine months ended September 27, 2020, respectively, and $102 and $145 for the three and nine months ended September 29, 2019, respectively.
(2) Includes stock-based compensation expense of $597 and $2,332 for the three and nine months ended September 27, 2020, respectively, and $509 and $1,993 for the three and nine months ended September 29, 2019, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 27, 2020:
Net income				$4,593
Benefit from income taxes				(4,155)
Income (loss) before taxes	$3,035	$(2,385)	$(212)	$438
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,171	4,261	—	9,432
Impairment and other lease charges	2,395	9	—	2,404
Interest expense	593	579	—	1,172
Closed restaurant rent expense, net of sublease income	356	1,125	—	1,481
Loss on extinguishment of debt	—	—	212	212
Other expense (income), net	(1,404)	100	—	(1,304)
Stock-based compensation expense in restaurant wages	15	32	—	47
Total non-general and administrative expense adjustments	7,126	6,106	212	13,444
General and administrative expense adjustments:
Stock-based compensation expense	307	290	—	597
Restructuring costs and retention bonuses	99	117	—	216
Digital and brand repositioning costs	54	44	—	98
Total general and administrative expense adjustments	460	451	—	911
Adjusted EBITDA	$10,621	$4,172	$—	$14,793

September 29, 2019:
Net loss				$(22,182)
Benefit from income taxes				(2,946)
Income (loss) before taxes	$3,857	$(28,985)	$—	$(25,128)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,529	4,636	—	10,165
Impairment and other lease charges	165	3,089	—	3,254
Goodwill impairment	—	21,424	—	21,424
Interest expense	398	425	—	823
Closed restaurant rent expense, net of sublease income	601	125	—	726
Other expense (income), net	5	59	—	64
Stock-based compensation expense in restaurant wages	39	63	—	102
Total non-general and administrative expense adjustments	6,737	29,821	—	36,558
General and administrative expense adjustments:
Stock-based compensation expense	268	241	—	509
Digital and brand repositioning costs	118	97	—	215
Total general and administrative expense adjustments	386	338	—	724
Adjusted EBITDA	$10,980	$1,174	$—	$12,154

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Nine Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
September 27, 2020:
Net loss				$(11,067)
Benefit from income taxes				(8,903)
Loss before taxes	$(3,978)	$(15,780)	$(212)	$(19,970)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	15,682	12,745	—	28,427
Impairment and other lease charges	8,023	899	—	8,922
Interest expense	1,701	1,669	—	3,370
Closed restaurant rent expense, net of sublease income	1,629	3,314	—	4,943
Loss on extinguishment of debt	—	—	212	212
Other expense (income), net	(653)	1,041	—	388
Stock-based compensation expense in restaurant wages	53	99	—	152
Total non-general and administrative expense adjustments	26,435	19,767	212	46,414
General and administrative expense adjustments:
Stock-based compensation expense	1,140	1,192	—	2,332
Restructuring costs and retention bonuses	551	556	—	1,107
Digital and brand repositioning costs	246	202	—	448
Total general and administrative expense adjustments	1,937	1,950	—	3,887
Adjusted EBITDA	$24,394	$5,937	$—	$30,331

September 29, 2019:
Net loss				$(63,333)
Benefit from income taxes				(1,377)
Income (loss) before taxes	$16,731	$(81,441)	$—	$(64,710)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	16,118	13,402	—	29,520
Impairment and other lease charges	(162)	4,829	—	4,667
Goodwill impairment	—	67,909	—	67,909
Interest expense	1,534	1,490	—	3,024
Closed restaurant rent expense, net of sublease income	2,784	701	—	3,485
Other expense (income), net	749	171	—	920
Stock-based compensation expense in restaurant wages	48	97	—	145
Total non-general and administrative expense adjustments	21,071	88,599	—	109,670
General and administrative expense adjustments:
Stock-based compensation expense	1,196	797	—	1,993
Restructuring costs and retention bonuses	827	137	—	964
Digital and brand repositioning costs	118	97	—	215
Total general and administrative expense adjustments	2,141	1,031	—	3,172
Adjusted EBITDA	$39,943	$8,189	$—	$48,132

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
For the three months ended September 27, 2020, no shares of outstanding restricted stock units were excluded from the computation of diluted EPS because none were antidilutive. For the nine months ended September 27, 2020 and the three and nine months ended September 29, 2019, all shares of outstanding restricted stock units were excluded from the computation of diluted EPS because including such restricted stock units would have been antidilutive as a result of the net loss in the nine months ended September 27, 2020 and the three and nine months ended September 29, 2019.
The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Basic and diluted EPS:
Net income (loss)	$4,593	$(22,182)	$(11,067)	$(63,333)
Less: income allocated to participating securities	112	—	—	—
Net income (loss) available to common shareholders	$4,481	$(22,182)	$(11,067)	$(63,333)
Weighted average common shares—basic	25,290,357	26,548,116	25,359,004	26,734,822
Restricted stock units	1,362	—	—	—
Weighted average common shares—diluted	25,291,719	26,548,116	25,359,004	26,734,822

Loss per common share—basic	$0.18	$(0.84)	$(0.44)	$(2.37)
Loss per common share—diluted	0.18	(0.84)	(0.44)	(2.37)

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
The maximum potential liability for future rental payments that the Company could be required to make under these leases at September 27, 2020 was $3.0 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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

10. Income Taxes
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annualized effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to the uncertainty created by the events surrounding the COVID-19 pandemic, the actual effective tax rate for the year to date period was used to calculate the income tax benefit for the three and nine months ended September 27, 2020 as permitted by Accounting Standards Codification ("ASC") 740-270-30-18.
Tax Law Changes. On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions that allow net operating losses in 2018, 2019, and 2020 to be carried back for up to five years and eliminates the 80% taxable income limitation on net operating loss deductions for 2018 through 2020. These changes allowed the Company to record an incremental benefit of $1.8 million during the first quarter of 2020 and $0.1 million during the third quarter of 2020, which represents the impact of carrying net operating losses from 2018 and 2019 back to years with a higher federal corporate income tax rate.
The CARES Act also includes technical amendments that are retroactive to 2018 which permit certain assets to be classified as qualified improvement property and expensed immediately. Reclassifying certain assets as qualified improvement property and other changes to depreciation methods for certain assets made in conjunction with a cost segregation study conducted prior to filing the Company's 2019 federal income tax return resulted in an incremental benefit of $1.9 million, which was recorded in the third quarter of 2020.

11. Related Party Transactions
The Company is exploring the potential refinancing of its amended senior credit facility, although it cannot make any assurance of the timing or certainty of completing any refinancing transactions.
The Company has engaged Jefferies LLC ("Jefferies"), an affiliate of two of the members of Fiesta's board of directors and a subsidiary of Jefferies Financial Group, Inc, a holder of more than 20 percent of the total outstanding shares of Fiesta, in the third quarter of 2020 in connection with advisory services and a refinancing of the Company's amended senior credit facility. The engagement of Jefferies and the corresponding engagement letter was approved by the Audit Committee in accordance with the Company's Related Party Transaction Policy as disclosed in its most recent proxy statement for the 2020 Annual Meeting of Stockholders. Whether or not a transaction occurs, the Company will reimburse Jefferies for reasonable out of pocket and ancillary expenses in addition to any fees that may be paid to Jefferies. For the three and nine months ended September 27, 2020, the condensed consolidated financial statements do not include any fees or expenses or amounts due to the related party.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

12. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	Nine Months Ended
	September 27, 2020	September 29, 2019
Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$1,826	$3,198
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	28,798	8,618
Finance lease ROU assets	33	495
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	2,387	4,058
Operating lease liabilities	2,843	4,787
Operating lease right-of-use assets obtained and lease liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	—	267,743
Operating lease liabilities	—	291,373
Accruals for financing costs associated with debt amendment	154	—
Supplemental cash flow disclosures:
Interest paid on long-term debt	$3,095	$3,558
Income tax payments (refunds), net	(2,155)	(15,620)

13. Recent Accounting Pronouncements
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As of September 27, 2020, the Company's only exposure to LIBOR rates was its amended senior credit facility. Upon cessation of the LIBOR, the amended senior credit facility will be amended to reflect an alternative reference rate. According to ASU No. 2020-04, modifications of contracts within the scope of Topic 470 Debt should be accounted for by prospectively adjusting the effective interest rate. The Company does not expect ASU No. 2020-04 to have a significant impact on its financial statements.

14. Subsequent Events
Subsequent to September 27, 2020, the Company sold three restaurant properties in sale-leaseback transactions for total net proceeds of $6.6 million and an additional two restaurant properties that were classified as held for sale as of September 27, 2020 for total net proceeds of $2.8 million. Net proceeds from the sales were used to repay outstanding revolving credit borrowings and reduced the revolving commitment under the amended senior credit facility.

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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2019 contained 52 weeks. The three and nine months ended September 27, 2020 and September 29, 2019 each contained thirteen and thirty-nine weeks, respectively. The fiscal year ending January 3, 2021 will contain 53 weeks.
Company Overview
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items, while our Taco Cabana restaurants specialize in Mexican-inspired food made fresh by hand. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of September 27, 2020, we owned and operated 138 Pollo Tropical restaurants and 145 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of September 27, 2020, we had 25 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, and the Bahamas, and seven on college campuses and one at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of September 27, 2020, we had six franchised Taco Cabana restaurants located in New Mexico and one non-traditional Taco Cabana licensed location on a college campus in Texas.
Recent Events Affecting Our Results of Operations
COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic is continuing to affect the restaurant industry and the economy. In response to COVID-19 and in compliance with governmental restrictions, we closed the dining room seating areas in all Pollo Tropical and Taco Cabana restaurants, limiting service to take-out, drive-thru, and delivery operations beginning in mid-March 2020. We also temporarily closed three Pollo Tropical locations due to the impact of the restrictions on sales, one of which was reopened during the second quarter of 2020 and two of which were subsequently permanently closed in August. Fiesta began opening certain dining rooms at 50% capacity with easement of municipality restrictions during the second quarter of 2020; however, it temporarily closed all dining rooms on July 12, 2020, in response to increased COVID-19 infection rates in both Texas and Florida. We began re-opening certain dining rooms and patios with limited capacity and hours at both brands and the state of Florida removed restaurant capacity restrictions at the end of September 2020. We have opened approximately 20 dining rooms with limited hours and capacity at both brands and have opened approximately 75 patios at Taco Cabana. Comparable restaurant sales at both Pollo Tropical and Taco Cabana restaurants declined in the third quarter of 2020 compared to the prior year as a result of the pandemic. However, both brands experienced sequential comparable restaurant sales improvement in the third quarter of 2020 compared to the second quarter of 2020.
As we continue to prioritize the well-being of our team members and guests during this pandemic, we believe we are also creating a better business model that is easier and safer for our consumers. We currently do not expect sales trends to significantly deteriorate further, although there can be no assurance that sales trends will not deteriorate further, and we have implemented measures to control costs. We have also implemented a number of changes to maximize sales, maintain service, and improve liquidity:

•
We have adjusted our operating model to better meet our customers' needs during the COVID-19 crisis. We have also adjusted staffing models to match shifting traffic and channel patterns of our guests and to improve efficiency.

•
We are maximizing off-premise sales opportunities. We significantly increased the number of delivery service providers that offer our brands during the first quarter of 2020, modified our menus, and worked with a third party to enhance our online ordering and mobile apps including curbside pickup features. We also launched curbside pickup for both brands in July 2020.

•	We have significantly reduced our capital expenditure budget and 2020 capital expenditures will not exceed $22.0 million.

•
In early April 2020, approximately 170 employees were terminated or furloughed, approximately 60 of which were support personnel. The majority of the furloughed support personnel were terminated in the third quarter of 2020 resulting in a total of approximately 55 eliminated support personnel positions representing annualized general and administrative savings of approximately $4.1 million. The remaining employees were restaurant employees. However, a portion of the restaurant employees were recalled during the second and third quarters and additional restaurant employees may be recalled in the future based on business needs. Additionally, the salaries for all vice-presidents and executives were reduced by 10% to 35% for the second quarter of 2020.

•
We sold two restaurant properties and completed two sale-leaseback transactions in the third quarter of 2020. We have completed two sales and three sale-leaseback transactions in the fourth quarter through November 2, 2020 and currently have offers or contracts in place for the sale or sale-leaseback of our seven remaining owned properties, although there can be no assurance that any such sales or sale-leaseback transactions will be consummated. Net proceeds from these sales have been and will be used to reduce the outstanding revolving credit borrowings and availability under our amended senior credit facility (as defined below).

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
We incurred additional costs related to the COVID-19 pandemic totaling an estimated $3.4 million during the second quarter of 2020 including additional labor costs such as COVID-19 special incentive pay, quarantine pay and overtime to cover for employees in quarantine, as well as additional operating expenses for safety related supplies including masks, cleaning supplies and sanitizer. We incurred additional costs related to the COVID-19 pandemic totaling an estimated $0.4 million during the third quarter of 2020, including quarantine pay and costs related to COVID testing, masks and sanitizer. Although we discontinued COVID-19 special incentive pay in the third quarter of 2020, we expect many of the other COVID-19 related costs to continue during the pandemic.
Restaurant Closures
As a result of restaurant portfolio reviews, we closed 19 underperforming Taco Cabana restaurants in January 2020, all of which were impaired in prior years. Additionally, we closed one Pollo Tropical restaurant as a result of landlord redevelopment that was not compatible with our use in the first quarter of 2020 and two underperforming Pollo Tropical restaurants in the third quarter of 2020. In the third quarter of 2020, we also closed one owned Pollo Tropical restaurant, which was subsequently sold in the fourth quarter of 2020, and closed and sold one owned Taco Cabana restaurant to generate additional cash to reduce our outstanding borrowings under our amended senior credit facility.
Amendment to our Senior Credit Facility
As discussed in Note 1 to our unaudited condensed consolidated financial statements, we expect the COVID-19 pandemic to have a negative impact on our profitability. On July 10, 2020, we entered into the Second Amendment to Credit Agreement (the credit agreement as amended, the "amended senior credit facility") among the Company and a syndicate of lenders that includes adjustments to our covenants that are more reflective of current sales and profit trends. For the remainder of 2020, the only applicable financial covenants that require compliance under the amended senior credit facility will be a minimum liquidity target and a maximum capital expenditure covenant. Pursuant to the amended senior credit facility, the available revolving credit borrowings under the amended senior credit facility will be reduced from $150.0 million to $95.0 million in a phased reduction beginning with a $30.0 million permanent reduction that occurred on July 10, 2020, a $15.0 million reduction in the fourth quarter of 2020 and a $10.0 million reduction in the first quarter of 2021. See Note 5 to our unaudited condensed consolidated financial statements and Amended Senior Credit Facility under Liquidity and Capital Resources in this MD&A for a further discussion.
During the second quarter of 2020 we borrowed all available funds under our senior secured revolving credit facility prior to the execution of the amended senior credit facility. We repaid borrowings under our amended senior credit facility as follows: $30.0 million on July 10, 2020, pursuant to the terms of the amended senior credit facility, an additional $76.6 million through September 27, 2020, and an additional $20.4 million through November 2, 2020. On November 2, 2020, there were $19.5 million in outstanding revolving credit borrowings under our amended senior credit facility.

Executive Summary—Consolidated Operating Performance for the Three Months Ended September 27, 2020
Our third quarter 2020 results and highlights include the following:

•
We recognized net income of $4.6 million, or $0.18 per diluted share, in the third quarter of 2020 compared to a net loss of $(22.2) million, or $(0.84) per diluted share, in the third quarter of 2019, due primarily to a $21.4 million goodwill impairment charge for the Taco Cabana reporting unit in the third quarter of 2019, and an income tax benefit related to reducing our deferred tax asset valuation allowance and reclassifying certain assets as qualified improvement property and other changes to depreciation methods for certain assets in conjunction with filing our 2019 federal income tax return, and lower advertising expense in the third quarter of 2020, partially offset by the impact of declines in comparable restaurant sales at both brands in 2020 and additional costs related to the COVID-19 pandemic. In addition, gains from the sale-leaseback and sale of property, lower general and administrative expenses, as well as favorable operating and labor efficiencies at both brands, positively contributed to the increase in net income in the third quarter of 2020. This increase was partially offset by higher delivery fee expense and closed restaurant rent expense, net of sublease income in the third quarter of 2020.

•
Total revenues decreased 16.4% in the third quarter of 2020 to $137.3 million compared to $164.2 million in the third quarter of 2019, driven by a decrease in comparable restaurant sales at both brands (including as a result of the impact of COVID-19), and the impact of closing 19 underperforming Taco Cabana restaurants in the first quarter of 2020. Comparable restaurant sales decreased 11.1% for our Pollo Tropical restaurants resulting from a decrease in comparable restaurant transactions of 22.1% and an increase in the net impact of product/channel mix and pricing of 11.0%. Comparable restaurant sales decreased 14.2% for our Taco Cabana restaurants resulting from a decrease in comparable restaurant transactions of 23.8% and an increase in the net impact of product/channel mix and pricing of 9.6%.

•
Consolidated Adjusted EBITDA increased $2.6 million in the third quarter of 2020 to $14.8 million compared to $12.2 million in the third quarter of 2019, driven primarily by lower advertising expenses, lower cost of sales and labor costs as a percentage of restaurant sales, lower general and administrative expenses and the impact of the closure of unprofitable restaurants in the first quarter of 2020, partially offset by the impact of lower restaurant sales and higher delivery fee expense and additional costs related to the COVID-19 pandemic. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total
December 29, 2019	142	32	174	164	8	172
New	—	1	1	1	—	1
Closed	(1)	—	(1)	(19)	—	(19)
March 29, 2020	141	33	174	146	8	154
New	—	—	—	—	—	—
Closed	—	—	—	—	(1)	(1)
June 28, 2020	141	33	174	146	7	153
New	—	—	—	—	—	—
Closed	(3)	—	(3)	(1)	—	(1)
September 27, 2020	138	33	171	145	7	152

December 30, 2018	139	30	169	162	8	170
New	—	1	1	2	—	2
Closed	—	—	—	—	—	—
March 31, 2019	139	31	170	164	8	172
New	1	—	1	1	—	1
Closed	—	—	—	—	—	—
June 30, 2019	140	31	171	165	8	173
New	1	—	1	—	—	—
Closed	—	—	—	—	—	—
September 29, 2019	141	31	172	165	8	173
Three Months Ended September 27, 2020 Compared to Three Months Ended September 29, 2019
The following table sets forth, for the three months ended September 27, 2020 and September 29, 2019, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					56.7%	54.0%
Taco Cabana					43.3%	46.0%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	31.7%	32.0%	28.9%	31.6%	30.5%	31.8%
Restaurant wages and related expenses	23.3%	23.7%	29.5%	31.2%	26.0%	27.2%
Restaurant rent expense	7.2%	6.2%	9.4%	8.6%	8.2%	7.3%
Other restaurant operating expenses	15.6%	14.5%	15.2%	15.1%	15.4%	14.8%
Advertising expense	1.1%	3.5%	2.1%	4.3%	1.5%	3.9%
Pre-opening costs	—%	0.1%	—%	—%	—%	—%

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
Total revenues decreased 16.4% to $137.3 million in the third quarter of 2020 from $164.2 million in the third quarter of 2019. Restaurant sales decreased 16.4% to $136.8 million in the third quarter of 2020 from $163.6 million in the third quarter of 2019.
The following table presents the primary drivers of the decreases in restaurant sales for both Pollo Tropical and Taco Cabana for the third quarter of 2020 compared to the third quarter of 2019 (in millions).

Pollo Tropical:
Decrease in comparable restaurant sales	$(9.5)
Decrease in sales related to closed restaurants, net of new restaurants	(1.2)
Total decrease	$(10.7)

Taco Cabana:
Decrease in comparable restaurant sales	$(9.6)
Decrease in sales related to closed restaurants, net of new restaurants	(6.5)
Total decrease	$(16.1)
Restaurants are included in comparable restaurant sales after they have been open for 18 months.
Comparable restaurant sales decreased 11.1% and 14.2% for Pollo Tropical and Taco Cabana restaurants, respectively, in the third quarter of 2020. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by changes in sales channel and sales mix, and to a lesser extent, menu price increases net of discounts and promotions.
For Pollo Tropical, a decrease in comparable restaurant transactions of 22.1% was partially offset by an increase in the net impact of product/channel mix and pricing of 11.0% in the third quarter of 2020 compared to the third quarter of 2019. The increase in product/channel mix and pricing was driven primarily by increases in delivery and drive-thru average check and sales channel penetration, and menu price increases of 0.2%. Comparable restaurant sales for Pollo Tropical in the third quarter of 2020 benefited from the negative impact of Hurricane Dorian in 2019. After adjusting for the impact of the named storm, 2020 third quarter comparable restaurant sales would have been approximately 140 basis points lower.
For Taco Cabana, a decrease in comparable restaurant transactions of 23.8% was partially offset by an increase in the net impact of product/channel mix and pricing of 9.6% in the third quarter of 2020 compared to the third quarter of 2019. The increase in product/channel mix and pricing was driven primarily by increases in drive-thru and delivery sales channel penetration and growth in average check for drive-thru compared to last year due in part to an increase in transactions that include alcohol, and menu price increases of 1.6%.
Franchise revenues decreased by $0.1 million to $0.5 million in the third quarter of 2020 compared to the third quarter of 2019 due to lower sales at franchised restaurants in 2020 primarily as a result of COVID-19.
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
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the third quarter of 2020 compared to the third quarter of 2019. All percentages are stated as a percentage of applicable segment restaurant sales:

Pollo Tropical:
Cost of sales:
Operating efficiency	(1.3)%
Lower promotions and discounts	(0.6)%
Menu price increases	(0.1)%
Sales mix	0.7%
Lower rebates and discounts	0.5%
Higher commodity costs	0.5%
Net decrease in cost of sales as a percentage of restaurant sales	(0.3)%

Restaurant wages and related expenses:
Lower labor costs due to labor efficiencies	(0.9)%
Higher incentive bonus(1)	0.4%
Higher labor costs due to COVID-19(2)	0.2%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.4)%

Other operating expenses:
Higher delivery fee expense due to increased delivery channel sales	1.6%
Lower repair and maintenance costs	(0.4)%
Lower operating supplies	(0.2)%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.1%

Advertising expense:
Reduced advertising	(2.4)%
Net decrease in advertising expense as a percentage of restaurant sales	(2.4)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%

(1)	Primarily due to improved controllable operating profit margins and changes to the bonus program structure.

(2)	Primarily includes quarantine pay.

Taco Cabana:
Cost of sales:
Lower commodity costs	(1.8)%
Operating efficiency	(1.5)%
Lower liquor tax(1)	(0.7)%
Lower promotions and discounts	(0.6)%
Menu price increases	(0.4)%
Sales mix	1.7%
Lower rebates and discounts	0.5%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(2.7)%

Restaurant wages and related expenses:
Lower labor costs due to labor efficiencies	(2.0)%
Lower payroll taxes	(0.2)%
Higher incentive bonus(2)	0.6%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(1.7)%

Other operating expenses:
Higher delivery fee expense due to increased delivery channel sales	0.9%
Higher insurance costs and impact of lower sales	0.2%
Lower operating supplies	(0.4)%
Lower repair and maintenance costs	(0.3)%
Lower utilities costs	(0.2)%
Lower restaurant entertainment costs	(0.2)%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.1%

Advertising expense:
Reduced advertising	(2.2)%
Net decrease in advertising expense as a percentage of restaurant sales	(2.2)%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%

(1)	Includes the impact of one-time liquor tax refunds and a shift to off-premises alcohol sales.

(2)	Primarily due to improved controllable operating profit margins and changes to the bonus program structure.

Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. Restaurant rent expense, as a percentage of total restaurant sales, increased to 8.2% in the third quarter of 2020 from 7.3% in the third quarter of 2019 due primarily to the impact of lower restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees, corporate system costs, and stock-based compensation expense.
General and administrative expenses were $11.9 million for the third quarter of 2020 and $13.8 million for the third quarter of 2019, and as a percentage of total revenues, general and administrative expenses decreased to 8.6% in the third quarter of 2020 compared to 8.4% in the third quarter of 2019, due primarily to lower management support costs primarily as a result of headcount reductions in the second quarter of 2020, reduced travel and other cost savings initiatives, partially offset by the impact of lower total revenues. General and administrative expenses for the third quarter of 2020 included $0.2 million related to severance costs associated with positions eliminated in response to the COVID-19 pandemic and $0.1 million related to digital and brand repositioning costs. General and administrative expenses for the third quarter of 2019 included $0.2 million related to digital and brand repositioning costs and $0.2 million related to search fees for senior executive positions.
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
Adjusted EBITDA for Pollo Tropical decreased to $10.6 million, or 13.6% of total revenues, in the third quarter of 2020 from $11.0 million, or 12.4% of total revenues, in the third quarter of 2019 due primarily to the impact of lower restaurant sales, including the impact of COVID-19, higher delivery fee expense and additional costs related to the COVID-19 pandemic, partially offset by lower advertising expenses, lower cost of sales and labor costs as a percentage of restaurant sales, and lower general and administrative expenses. Adjusted EBITDA for Taco Cabana increased to $4.2 million, or 7.0% of total revenues, in the third quarter of 2020 from $1.2 million, or 1.6% of total revenues, in the third quarter of 2019 due primarily to lower cost of sales and labor costs as a percentage of restaurant sales, lower advertising costs and general and administrative expenses and the impact of the closure of unprofitable restaurants in the first quarter of 2020, partially offset by lower restaurant sales, higher delivery fee expense and additional costs related to the COVID-19 pandemic. Consolidated Adjusted EBITDA increased to $14.8 million in the third quarter of 2020 from $12.2 million in the third quarter of 2019.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $16.4 million, or 21.2% of restaurant sales, in the third quarter of 2020 from $17.8 million, or 20.1% of restaurant sales, in the third quarter of 2019 primarily due to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana increased to $8.8 million, or 14.9% of restaurant sales, in the third quarter of 2020 from $6.9 million, or 9.2% of restaurant sales, in the third quarter of 2019 primarily as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $9.4 million in the third quarter of 2020 from $10.2 million in the third quarter of 2019 due primarily to decreased depreciation as a result of impairing closed restaurant assets, partially offset by an increase in depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants that have been made since the third quarter of 2019.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $2.4 million in the third quarter of 2020 from $3.3 million in the third quarter of 2019.
Impairment and other lease charges for the three months ended September 27, 2020 for Pollo Tropical include impairment charges of $2.6 million related primarily to the write-down of saucing islands and self-service soda machines that are being removed from dining rooms as a result of COVID-19 and a gain of $(0.2) million from lease terminations.
Impairment and other lease charges for the three months ended September 29, 2019 for Pollo Tropical include impairment charges of $0.2 million related primarily to additional impairment of equipment from previously closed restaurants. Impairment and other lease charges for the three months ended September 29, 2019 for Taco Cabana include impairment charges of $3.1 million related primarily to assets for five underperforming restaurants that we continued to operate, three of which closed in January 2020, and equipment from previously impaired restaurants.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related trailing twelve-month cash flows are below a certain threshold. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets, exclusive of operating lease payments, to their respective carrying values, excluding operating lease liabilities. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset group's carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, and for right-of-use lease assets, current market lease rent and discount rates, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material. Due to the uncertainty associated with the unprecedented nature of the COVID-19 pandemic and the impact it will continue to have on restaurant operations and future cash flows, it is reasonably possible that the estimates of future cash flows used in impairment assessments will change in the near term and the effect of the change could be material. Our current estimates assume that operating restrictions, regulations and directives for restaurants and other changes related to COVID-19 will continue to have a significant impact through at least the first half of 2021 with the greatest impact in the near term.
For four Pollo Tropical restaurants and four Taco Cabana restaurants with combined carrying values (excluding right-of-use lease assets) of $2.8 million and $1.4 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, one Pollo Tropical restaurant and one Taco Cabana restaurant with carrying values (excluding right-of-use lease assets) of $1.9 million and $0.9 million, respectively, have initial sales volumes lower than expected but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Goodwill Impairment. Goodwill impairment was $21.4 million for the third quarter of 2019 and consisted of a non-cash impairment charge to write down the value of goodwill for the Taco Cabana reporting unit.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $1.5 million for the third quarter of 2020 and consisted of closed restaurant rent and ancillary lease costs of $1.7 million and $1.2 million net of sublease income of $1.4 million and $0.1 million for Pollo Tropical and Taco Cabana, respectively. Closed restaurant rent expense, net of sublease income was $0.7 million for the third quarter of 2019 and consisted of closed restaurant rent and ancillary lease costs of $1.6 million and $0.3 million net of sublease income of $1.0 million and $0.2 million for Pollo Tropical and Taco Cabana, respectively. Our sublessees are in the restaurant or retail industry and are also experiencing reduced sales volumes and/or temporary closures due to the COVID-19 pandemic. Our sublease income in future periods may be less than it has been historically if our tenants are unable to pay in a timely manner or at all. In addition, for our subleases for which collectability has historically been determined to be probable, we will be required to reverse sublease income receivables we have recognized on a straight-line basis and begin recording sublease income as payments are collected if our assessment of collectability changes and we determine that collectability over the remaining lease term is no longer probable. Straight-line rent receivables and deferred initial direct costs totaled $1.3 million at September 27, 2020.
Other Expense (Income), Net. Other expense (income), net was $(1.3) million for the third quarter of 2020 and primarily consisted of total gains of $(1.6) million on the sale-leaseback of two restaurant properties and the sale of two restaurant properties, partially offset by costs for the removal, transfer, and storage of equipment from closed restaurants and other closed restaurant related costs of $0.3 million. Other expense, net was $0.1 million for the third quarter of 2019 and primarily consisted of $0.1 million for the write-off of site development costs.
Interest Expense. Interest expense increased to $1.2 million in the third quarter of 2020 compared to $0.8 million in the third quarter of 2019 due primarily to higher interest rates under our amended senior credit facility partially offset by a lower borrowing level under our amended senior credit facility.
Benefit from Income Taxes. The effective tax rate was (948.6)% and 11.7% for the third quarter of 2020 and 2019, respectively. The benefit from income taxes for the third quarter of 2020 was derived using the actual effective tax rate for the year to date period, which includes a $1.9 million benefit as a result of reclassifying certain assets as qualified improvement property as permitted by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other changes to depreciation methods for certain assets made in conjunction with a cost segregation study conducted prior to filing our 2019 federal income tax return and a $2.5 million adjustment to reduce our deferred tax valuation allowance related to this reclassification and filing our 2019 federal income tax returns. The benefit from income taxes for the third quarter of 2019 was derived using an estimated annual effective tax rate of 27.2%, which excludes the discrete impact of tax benefits of $(2.1) million from tax deductible goodwill impairment charges and $(0.4) million from interest on an income tax refund and a tax deficiency from the vesting of restricted shares of $0.2 million.
The CARES Act includes provisions that allow net operating losses arising in 2018, 2019, and 2020 to be carried back for up to five years and includes technical amendments that are retroactive to 2018 which permit certain assets to be classified as qualified improvement property and expensed immediately.
Net Income (Loss). As a result of the foregoing, we had net income of $4.6 million in the third quarter of 2020 compared to a net loss of $22.2 million in the third quarter of 2019.

Nine Months Ended September 27, 2020 Compared to Nine Months Ended September 29, 2019
The following table sets forth, for the nine months ended September 27, 2020 and September 29, 2019, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales:

	Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					56.0%	54.5%
Taco Cabana					44.0%	45.5%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	32.1%	31.6%	29.9%	31.0%	31.1%	31.3%
Restaurant wages and related expenses	23.9%	23.3%	31.3%	31.6%	27.1%	27.1%
Restaurant rent expense	7.5%	6.0%	9.5%	8.4%	8.4%	7.1%
Other restaurant operating expenses	15.5%	13.5%	14.9%	14.0%	15.2%	13.7%
Advertising expense	2.4%	3.4%	2.5%	3.7%	2.5%	3.6%
Pre-opening costs	—%	0.1%	—%	0.2%	—%	0.2%
Total revenues decreased 19.1% to $405.9 million in the nine months ended September 27, 2020 from $501.5 million in the nine months ended September 29, 2019. Restaurant sales decreased 19.0% to $404.5 million in the nine months ended September 27, 2020 from $499.5 million in the nine months ended September 29, 2019.
The following table presents the primary drivers of the decreases in restaurant sales for both Pollo Tropical and Taco Cabana for the nine months ended September 27, 2020 compared to the nine months ended September 29, 2019 (in millions):

Pollo Tropical:
Decrease in comparable restaurant sales	$(44.6)
Decrease in sales related to closed restaurants, net of new restaurants	(0.7)
Total decrease	$(45.3)

Taco Cabana:
Decrease in comparable restaurant sales	$(32.3)
Decrease in sales related to closed restaurants, net of new restaurants	(17.4)
Total decrease	$(49.7)
Comparable restaurant sales for Pollo Tropical restaurants decreased 16.8% in the nine months ended September 27, 2020. Comparable restaurant sales for Taco Cabana restaurants decreased 15.7% in the nine months ended September 27, 2020. Comparable restaurant sales for both brands were significantly impacted by governmental restrictions, closed dining rooms, reductions in operating hours and reduced staffing as a result of COVID-19.
For Pollo Tropical, a decrease in comparable restaurant transactions of 23.0% was partially offset by an increase in the net impact of product/channel mix and pricing of 6.2% in the nine months ended September 27, 2020 compared to the nine months ended September 29, 2019. The increase in product/channel mix and pricing was driven primarily by increases in delivery and drive-thru average check and sales channel penetration, and menu price increases of 0.2%. As a result of new restaurant openings, sales cannibalization of existing restaurants negatively impacted comparable restaurant sales for Pollo Tropical by 0.2% in the nine months ended September 27, 2020 compared to the nine months ended September 29, 2019.
For Taco Cabana, a decrease in comparable restaurant transactions of 22.7% was partially offset by an increase in net impact of product/channel mix and pricing of 7.0% in the nine months ended September 27, 2020 compared to the nine months ended September 29, 2019. The increase in product/channel mix and pricing was driven primarily by increases in drive-thru and delivery sales channel penetration and growth in average check for drive-thru compared to last year due in part to an increase in transactions that include alcohol and menu price increases of 0.5%.
Franchise revenues decreased by $0.6 million to $1.4 million in the nine months ended September 27, 2020 compared to the nine months ended September 29, 2019 due to lower sales at franchised restaurants in 2020 primarily as a result of COVID-19.
The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the nine months ended September 27, 2020 compared to the nine months ended September 29, 2019. All percentages are stated as a percentage of applicable segment restaurant sales.

Pollo Tropical:
Cost of sales:
Higher commodity costs	0.7%
Sales mix	0.4%
Lower rebates and discounts	0.2%
Higher packaging costs	0.1%
Operating efficiency	(0.9)%
Menu price increases	(0.1)%
Other	0.1%
Net increase in cost of sales as a percentage of restaurant sales	0.5%

Restaurant wages and related expenses:
Higher labor costs due to COVID-19(1)	0.6%
Lower labor costs due to labor efficiencies	(0.2)%
Other	0.2%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.6%

Other operating expenses:
Higher delivery fee expense due to increased delivery channel sales	1.4%
Higher insurance costs	0.2%
Impact of lower sales on utilities cost	0.2%
Higher linen and uniform expense including COVID-19 masks and the impact of lower sales	0.1%
Lower repair and maintenance costs	(0.2)%
Other(2)	0.3%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	2.0%

Advertising expense:
Reduced advertising	(1.0)%
Net decrease in advertising expense as a percentage of restaurant sales	(1.0)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%

(1)	Primarily includes the impact of COVID-19 related special incentive pay and quarantine, which is partially offset (0.1%) by lower incentive bonus resulting from the special incentive pay.

(2)	Includes the impact of lower sales on sanitation costs and operating supplies.

Taco Cabana:
Cost of sales:
Lower commodity costs	(1.5)%
Operating efficiency	(0.8)%
Lower promotions and discounts	(0.2)%
Menu price increases	(0.1)%
Sales mix	1.3%
Lower rebates and discounts	0.3%
Other	(0.1)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.1)%

Restaurant wages and related expenses:
Lower labor costs due to labor efficiencies	(1.1)%
Higher labor costs due to COVID-19(1)	0.9%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.3)%

Other operating expenses:
Higher delivery fee expense due to increased delivery channel sales	0.8%
Higher linen and uniform expense including COVID-19 masks and the impact of lower sales	0.1%
Lower repairs and maintenance	(0.2)%
Other	0.2%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.9%

Advertising expense:
Reduced advertising	(1.2)%
Net decrease in advertising expense as a percentage of restaurant sales	(1.2)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.2)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.2)%

(1)	Primarily includes the impact of COVID-19 related special incentive pay and quarantine pay, which is partially offset (0.1%) by lower incentive bonus resulting from the special incentive pay.
Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, increased to 8.4% in the nine months ended September 27, 2020 from 7.1% in the nine months ended September 29, 2019 due primarily to the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses were $38.5 million for the nine months ended September 27, 2020 and $42.4 million for the nine months ended September 29, 2019 and, as a percentage of total revenues, general and administrative expenses increased to 9.5% in the nine months ended September 27, 2020 compared to 8.5% in the nine months ended September 29, 2019 due primarily to the impact of lower total revenues partially offset by lower management support costs primarily as a result of headcount reductions for the nine months ended September 27, 2020. General and administrative expense for the nine months ended September 27, 2020 also included $1.1 million related to severance costs associated with positions eliminated in response to the COVID-19 pandemic, $0.4 million related to digital and brand repositioning costs and $0.1 million related to search fees for senior executive positions. General and administrative expenses for the nine months ended September 29, 2019 included $1.0 million related to restructuring costs due to eliminated or relocated positions, $0.2 million related to digital and brand repositioning costs and $0.4 million related to search fees for senior executive positions.
Adjusted EBITDA. Adjusted EBITDA for Pollo Tropical decreased to $24.4 million, or 10.7% of total revenues, in the nine months ended September 27, 2020 from $39.9 million, or 14.6% of total revenues, in the nine months ended September 29, 2019 due primarily to the impact of lower restaurant sales, including the impact of COVID-19, higher delivery fee expense, higher cost of sales as a percentage of restaurant sales and additional costs related to the COVID-19 pandemic, partially offset by lower advertising and general and administrative expenses. Adjusted EBITDA for Taco Cabana decreased to $5.9 million, or 3.3% of total revenues, in the nine months ended September 27, 2020 from $8.2 million, or 3.6% of total revenues, in the nine months ended September 29, 2019 due primarily to the impact of lower restaurant sales, including the impact of COVID-19, higher delivery fee expense and additional costs related to the COVID-19 pandemic, partially offset by lower cost of sales as a percentage of restaurant sales, advertising expenses, labor costs as a percentage of restaurant sales due to labor efficiencies, and general and administrative expenses and the impact of the closure of unprofitable restaurants in the first quarter of 2020. Consolidated Adjusted EBITDA decreased to $30.3 million in the nine months ended September 27, 2020 from $48.1 million in the nine months ended September 29, 2019.
Restaurant-level Adjusted EBITDA. Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $42.2 million, or 18.6% of restaurant sales, in the nine months ended September 27, 2020 from $60.4 million, or 22.2% of restaurant sales, in the nine months ended September 29, 2019 due primarily to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana decreased to $21.4 million, or 12.0% of restaurant sales, in the nine months ended September 27, 2020 from $25.9 million, or 11.4% of restaurant sales, in the nine months ended September 29, 2019 as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $28.4 million in the nine months ended September 27, 2020 from $29.5 million in the nine months ended September 29, 2019 due primarily to decreased depreciation as a result of impairing closed restaurant assets, partially offset by an increase in depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants that have been made since the third quarter of 2019.
Impairment and Other Lease Charges. Impairment and other lease charges increased to $8.9 million in the nine months ended September 27, 2020 from $4.7 million in the nine months ended September 29, 2019.
Impairment and other lease charges for the nine months ended September 27, 2020 for Pollo Tropical include impairment charges of $7.3 million related primarily to the impairment of assets from three underperforming Pollo Tropical restaurants, two of which we closed in the third quarter of 2020, the write-down of assets held for sale to their fair value less costs to sell, and the write-down of saucing islands and self-service soda machines that are being removed from dining rooms as a result of COVID-19, and lease termination charges of $0.9 million for restaurant locations we decided not to develop, net of a gain from lease terminations of $(0.2) million. Impairment and other lease charges for the nine months ended September 27, 2020 for Taco Cabana include impairment charges of $1.1 million related primarily to the write-down of assets held for sale to their fair value less costs to sell and the impairment of assets for two underperforming Taco Cabana restaurants that we continue to operate, and a gain of $(0.2) million from a lease termination.
Impairment and other lease charges for the nine months ended September 29, 2019 for Pollo Tropical include impairment charges of $0.6 million related primarily to additional impairment of equipment from previously closed restaurants and a lease charge recoveries benefit related to previously closed restaurant lease terminations of $(0.8) million. Impairment and other lease charges for the nine months ended September 29, 2019 for Taco Cabana include impairment charges of $4.9 million related primarily to impairment of assets for eight underperforming restaurants that we continued to operate, equipment from previously impaired restaurants and a lease charge recoveries benefit related to previously closed restaurant lease terminations of $(0.1) million.
Goodwill Impairment. Goodwill impairment was $67.9 million for the nine months ended September 29, 2019 and consisted of a non-cash impairment charge to write down the value of goodwill for the Taco Cabana reporting unit.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $4.9 million for the nine months ended September 27, 2020 and consisted of closed restaurant rent and ancillary lease costs of $5.2 million and $3.7 million net of sublease income of $3.6 million and $0.3 million for Pollo Tropical and Taco Cabana, respectively. Closed restaurant rent expense, net of sublease income was $3.5 million for the nine months ended September 29, 2019 and consisted of closed restaurant rent and ancillary lease costs of $5.1 million and $1.1 million net of sublease income of $2.4 million and $0.4 million for Pollo Tropical and Taco Cabana, respectively.
Other Expense (Income), Net. Other expense, net was $0.4 million for the nine months ended September 27, 2020 and primarily consisted of $1.4 million in costs for the removal, transfer, and storage of equipment from closed restaurants and other closed restaurant related costs and $0.6 million for the write-off of site development costs, partially offset by total gains of $(1.6) million on the sale-leaseback of two restaurant properties and the sale of two restaurant properties. Other expense, net was $0.9 million for the nine months ended September 29, 2019 and primarily consisted of $0.7 million in costs for the removal, transfer, and storage of equipment from closed restaurants and $0.1 million for the write-off of site development costs.

Interest Expense. Interest expense increased to $3.4 million for the nine months ended September 27, 2020 compared to $3.0 million for the nine months ended September 29, 2019 due to a higher borrowing level under our amended senior credit facility and higher interest rates.
Benefit from Income Taxes. The effective tax rate was 44.6% and 2.1% for the nine months ended September 27, 2020 and September 29, 2019, respectively. The benefit from income taxes for the nine months ended September 27, 2020 was derived using the actual effective tax rate for the year to date period, which includes a benefit of $1.9 million related to the carryback of net operating losses as a result of the CARES Act, a $1.9 million benefit as a result reclassifying certain assets as qualified improvement property as permitted by the CARES Act and other changes to depreciation methods for certain assets made in conjunction with a cost segregation study conducted prior to filing our 2019 federal income tax return, a $2.5 million adjustment to reduce our deferred tax valuation allowance related to this reclassification and filing our 2019 federal income tax returns, and a tax deficiency from the vesting of restricted shares of $0.5 million. The benefit from income taxes for the nine months ended September 29, 2019 was derived using an estimated effective annual income tax rate of 27.2%, which excludes the discrete impact of tax benefits of $(2.1) million from tax deductible goodwill impairment charges and $(0.4) million from interest on an income tax refund and a tax deficiency from the vesting of restricted shares of $0.2 million.
The CARES Act includes provisions that eliminate the 80% of taxable income limitation for certain net operating loss carryforward deductions and allow net operating losses arising in 2018, 2019, and 2020 to be carried back for up to five years and includes technical amendments that are retroactive to 2018 which permit certain assets to be classified as qualified improvement property and expensed immediately.
Net Loss. As a result of the foregoing, we had a net loss of $11.1 million for the nine months ended September 27, 2020 compared to a net loss of $63.3 million for the nine months ended September 29, 2019.

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
Capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations and the sale of owned property (including sale-leaseback transactions) and availability of borrowings under our amended senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
On July 10, 2020, we executed an amendment to our senior credit facility that includes adjustments to our covenants that are more reflective of current sales and profit trends. For the remainder of 2020, the only applicable financial covenants under our amended senior credit facility that require compliance will be a minimum liquidity target and a maximum capital expenditure covenant. During the second quarter we borrowed all available funds under our senior credit facility. We repaid $30.0 million on July 10, 2020, an additional $76.6 million through September 27, 2020, and an additional $20.4 million through November 2, 2020. On November 2, 2020, there were $19.5 million in outstanding revolving credit borrowings under our amended senior credit facility. See Note 5 to our unaudited condensed consolidated financial statements and "Amended Senior Credit Facility" below for a further discussion.
Operating Activities. Net cash provided by operating activities in the first nine months of 2020 and 2019 was $47.0 million and $51.0 million, respectively. The decrease in net cash provided by operating activities in the nine months ended September 27, 2020 was primarily driven by a decrease in Adjusted EBITDA, partially offset by the timing of payments including the impact of vendor and landlord payment term renegotiations.
Investing Activities. Net cash used in investing activities in the first nine months of 2020 and 2019 was $2.8 million and $32.3 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (dollars in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Nine Months Ended September 27, 2020:
New restaurant development	$992	$854	$—	$1,846
Restaurant remodeling	357	730	—	1,087
Other restaurant capital expenditures(1)	3,226	2,621	—	5,847
Corporate and restaurant information systems	926	567	1,643	3,136
Total capital expenditures	$5,501	$4,772	$1,643	$11,916
Number of new restaurant openings	—	1		1
Nine Months Ended September 29, 2019:
New restaurant development	$6,822	$3,859	$—	$10,681
Restaurant remodeling	182	186	—	368
Other restaurant capital expenditures(1)	8,626	7,219	—	15,845
Corporate and restaurant information systems	2,565	3,718	896	7,179
Total capital expenditures	$18,195	$14,982	$896	$34,073
Number of new restaurant openings	2	3		5

(1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our unaudited condensed consolidated financial statements. For the nine months ended September 27, 2020 and September 29, 2019, total restaurant repair and maintenance expenses were approximately $12.8 million and $16.8 million, respectively.

Cash used in investing activities in the first nine months of 2020 included net proceeds of $6.3 million from the sale-leaseback of two restaurant properties and $2.9 million from the sale of an additional two restaurant properties. Cash used in investing activities in the first nine months of 2019 included net proceeds from the sale of one restaurant property of $1.8 million.
Total capital expenditures in 2020 will not exceed $22.0 million.
Financing Activities. Net cash used in financing activities in the first nine months of 2020 was $39.6 million and included net revolving credit borrowing repayments under our amended senior credit facility of $35.1 million and $3.7 million in payments to repurchase our common stock, as well as borrowings and subsequent repayment of funds pursuant to the Paycheck Protection Program under the CARES Act. Net cash used in financing activities in the first nine months of 2019 included net revolving credit borrowing repayments under our senior credit facility of $9.0 million combined with $11.4 million in payments to repurchase our common stock.
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

Borrowings under the amended senior credit facility bear interest at a rate per annum, at our option, of (a) the Alternate Base Rate (as defined in the amended senior credit facility) plus the Applicable Rate (as defined in the amended senior credit facility) of 4.0% with a minimum Alternate Base Rate of 2.0% or (b) the Adjusted LIBOR Rate (as defined in the amended senior credit facility) plus the Applicable Rate of 5.0% with a minimum Adjusted LIBOR Rate of 1.0%. Pursuant to the amended senior credit facility, we will be subject to a commitment fee of 0.50% per annum on the daily amount of the unused portion of the facility.
The outstanding borrowings under the amended senior credit facility are prepayable without penalty (other than customary breakage costs). The amended senior credit facility provides that for any of the following by Fiesta, (i) the sale of certain specified real property, including pursuant to sale-leaseback transactions, (ii) the issuance of equity of Fiesta (other than under our 2012 Stock Incentive Plan, subject to the restrictions set forth in the amended senior credit facility), (iii) the incurrence of certain indebtedness and (iv) the receipt of insurance proceeds (each a "prepayment event"), (a) if such prepayment event occurs prior to April 4, 2021, 100% of the net proceeds of such prepayment event received by us in each case must be used to reduce the outstanding revolving credit borrowings under the amended senior credit facility which will result in a corresponding reduction of the revolving commitment and (b) beginning April 4, 2021, (1) 50% of the net proceeds received by us pursuant to the issuance of equity of Fiesta described above and the sale of real property pursuant to a sale-leaseback transaction in each case must be used to reduce the outstanding revolving credit borrowings under the amended senior credit facility which will result in a corresponding reduction of the revolving commitment and (2) 100% of the net proceeds received by us pursuant to prepayment event other those identified in (1) above, in each case must be used to reduce the outstanding revolving credit borrowings under the amended senior credit facility which will result in a corresponding reduction of the revolving commitment. As of September 27, 2020, the outstanding revolving credit borrowings and revolving commitment were reduced by $9.1 million from proceeds received. The amended senior credit facility further provides that we must prepay outstanding revolving credit borrowings if the outstanding revolving credit borrowings exceed $75.0 million and excess cash (defined in the amended senior credit facility) of Fiesta exceeds $20.0 million.
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
On September 27, 2020, there were $39.9 million in outstanding revolving credit borrowings under our amended senior credit facility.
After reserving $3.5 million for letters of credit issued under our amended senior credit facility, $67.5 million was available for borrowing at September 27, 2020.
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
Prior to July 10, 2020, borrowings under the senior credit facility bore interest at a per annum rate, at our option, equal to either (all terms as defined in the senior credit facility):

1)	the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on our Adjusted Leverage Ratio, or

2)	the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on our Adjusted Leverage Ratio.
In addition, prior to July 10, 2020, the senior credit facility required us to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on our Adjusted Leverage Ratio, and the unused portion of the facility and (ii) a letter of credit fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
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

Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended December 29, 2019 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the nine months ended September 27, 2020.
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
The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. See Note 7 to our unaudited condensed consolidated financial statements.
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

A reconciliation from consolidated net income to Consolidated Adjusted EBITDA follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

Net income (loss)	$4,593	$(22,182)	$(11,067)	$(63,333)
Benefit from income taxes	(4,155)	(2,946)	(8,903)	(1,377)
Income (loss) before income taxes	438	(25,128)	(19,970)	(64,710)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	9,432	10,165	28,427	29,520
Impairment and other lease charges	2,404	3,254	8,922	4,667
Goodwill impairment	—	21,424	—	67,909
Interest expense	1,172	823	3,370	3,024
Closed restaurant rent expense, net of sublease income	1,481	726	4,943	3,485
Loss on extinguishment of debt	212	—	212	—
Other expense (income), net	(1,304)	64	388	920
Stock-based compensation expense in restaurant wages	47	102	152	145
Total non-general and administrative expense adjustments	13,444	36,558	46,414	109,670
General and administrative expense adjustments:
Stock-based compensation expense	597	509	2,332	1,993
Restructuring costs and retention bonuses(1)	216	—	1,107	964
Digital and brand repositioning costs(2)	98	215	448	215
Total general and administrative expense adjustments	911	724	3,887	3,172
Consolidated Adjusted EBITDA	$14,793	$12,154	$30,331	$48,132
Total revenues	$137,332	$164,248	$405,899	$501,481
Adjusted EBITDA as a percentage of total revenues	10.8%	7.4%	7.5%	9.6%

(1)
Restructuring costs and retention bonuses for the three and nine months ended September 27, 2020 include severance costs related to terminations in response to the COVID-19 pandemic. Restructuring costs and retention bonuses for the three and nine months ended September 29, 2019 primarily include severance costs related to eliminated positions.

(2)
Digital and brand repositioning costs for the three and nine months ended September 27, 2020 and September 29, 2019 include consulting costs related to repositioning the digital experience for our customers.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Taco Cabana
September 27, 2020:
Adjusted EBITDA	$10,621	$4,172
Restaurant-level adjustments:
Add: Pre-opening costs	—	—
Add: Other general and administrative expense(1)	6,145	4,799
Less: Franchise royalty revenue and fees	336	177
Restaurant-level Adjusted EBITDA	$16,430	$8,794
Restaurant sales	$77,604	$59,215
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	21.2%	14.9%

September 29, 2019:
Adjusted EBITDA	$10,980	$1,174
Restaurant-level adjustments:
Add: Pre-opening costs	68	9
Add: Other general and administrative expense(1)	7,135	5,961
Less: Franchise royalty revenue and fees	432	227
Restaurant-level Adjusted EBITDA	$17,751	$6,917
Restaurant sales	$88,309	$75,280
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	20.1%	9.2%

Nine Months Ended	Pollo Tropical	Taco Cabana
September 27, 2020:
Adjusted EBITDA	$24,394	$5,937
Restaurant-level adjustments:
Add: Pre-opening costs	—	69
Add: Other general and administrative expense(1)	18,694	15,946
Less: Franchise royalty revenue and fees	886	561
Restaurant-level Adjusted EBITDA	$42,202	$21,391
Restaurant sales	$226,617	$177,835
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	18.6%	12.0%

September 29, 2019:
Adjusted EBITDA	$39,943	$8,189
Restaurant-level adjustments:
Add: Pre-opening costs	307	556
Add: Other general and administrative expense(1)	21,427	17,788
Less: Franchise royalty revenue and fees	1,325	673
Restaurant-level Adjusted EBITDA	$60,352	$25,860
Restaurant sales	$271,955	$227,528
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	22.2%	11.4%
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2020.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the third quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Pandemics or disease outbreaks such as the current novel coronavirus (COVID-19 virus) pandemic, have and may continue to impact customer traffic at our restaurants, may make it more difficult to staff our restaurants and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial closures of our affected restaurants, sometimes for prolonged periods of time. We have temporarily shifted to a "to-go" only operating model at many of our Pollo Tropical and Taco Cabana restaurants in Florida and Texas, suspending sit-down dining and serving our guests through take-out, drive-thru and delivery. We have also implemented closures, modified hours or reductions in on-site staff, resulting in canceled shifts for some of our employees. COVID-19 may also materially adversely affect our ability to implement our growth plans, including delays in construction of new restaurants. These changes and any additional changes may materially adversely affect our business or results of operations, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time. In addition, our operations could be disrupted if any of our employees or employees of our business partners were or are suspected of having COVID-19 or other illnesses since this could require us or our business partners to quarantine some or all such employees or close and disinfect our restaurant facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks (including the current COVID-19 pandemic), our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations. Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on our restaurant guest traffic or the ability to adequately staff restaurants, in addition to the measures we have already taken with respect to moving to "to-go" only operations. We could also be adversely affected if government authorities continue to impose additional restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Currently, several states and municipalities in the U.S. and abroad have temporarily placed restrictions on the operation of dining in at restaurants in light of changing conditions and infection rates with respect to COVID-19, including in Dade and Broward Counties, Florida and various municipalities in Texas. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business, liquidity, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 3, 2020, the Compensation Committee (the "Committee") of the Company awarded special one-time retention awards of restricted common stock of the Company pursuant to the Company's 2012 Stock Incentive Plan, as amended (the "Plan") to certain of its executive officers, including Richard Stockinger, the Company's Chief Executive Officer and President, Dirk Montgomery, the Company's Senior Vice President, Chief Financial Officer and Treasurer and Louis DiPietro, the Company's Senior Vice President, General Counsel, Chief Legal and People Officer and Secretary (the "Grants"). The Grants provide that each recipient shall receive restricted common stock of the Company equal to one and a half times of each recipient's annual base salary on November 11, 2020 (the "Grant Date") valued at the closing market price of the Company's common stock on the Grant Date. The Grants will vest in their entirety on the second anniversary of the Grant Date. As a condition to the issuance of the Grants, certain recipients were required to enter into an agreement to not compete with the Company for a period ending one year after such recipient's termination of employment with the Company.

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

FIESTA RESTAURANT GROUP, INC.

Date: November 4, 2020	/s/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: November 4, 2020	/s/ DIRK MONTGOMERY
(Signature)
Dirk Montgomery Senior Vice President, Chief Financial Officer and Treasurer

Date: November 4, 2020	/s/ CHERI KINDER
(Signature)
Cheri Kinder Vice President, Corporate Controller and Chief Accounting Officer