Form 10-K
period 2021-01-03
Fiesta Restaurant Group, Inc.
filed 2021-03-05
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ________

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes    ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 28, 2020, of Fiesta Restaurant Group, Inc. was $104,660,040.
As of February 26, 2021, Fiesta Restaurant Group, Inc. had 26,283,998 shares of its common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Fiesta Restaurant Group, Inc.'s 2021 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Fiesta Restaurant Group, Inc.'s fiscal year ended January 3, 2021, are incorporated by reference into Part III of this annual report.

FIESTA RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED JANUARY 3, 2021

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
We use a 52- or 53-week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2017, December 31, 2017, December 30, 2018 and December 29, 2019 each contained 52 weeks. The fiscal year ended January 3, 2021 contained 53 weeks. The next fiscal year to contain 53 weeks will be the fiscal year ending January 3, 2027.
Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA and margin and Restaurant-level Adjusted EBITDA and margin are non-GAAP financial measures. We use these non-GAAP financial measures in addition to net income and income from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe these measures are important indicators of our operational strength and the performance of our business and they provide a view of operations absent non-cash activity and items that are not related to the ongoing operation of our restaurants or affect comparability period over period.
These non-GAAP financial measures as calculated by us are not necessarily comparable to similarly titled measures reported by other companies and should not be considered as an alternative to net income (loss), earnings (loss) per share, cash flows from operating activities or other financial information determined under GAAP.
The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table in Item 6, "Selected Financial Data." Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Consolidated Adjusted EBITDA margin and Adjusted EBITDA margin are derived by dividing Consolidated Adjusted EBITDA and Adjusted EBITDA by total revenues and segment revenues, respectively.
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

All such financial measures have important limitations as analytical tools. These limitations include the following:
•such financial information does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;
•such financial information does not reflect interest expense or the cash requirements necessary to service payments on our debt;
•although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and such financial information does not reflect the cash required to fund such replacements; and
•such financial information does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges and gains (such as impairment and other lease charges, closed restaurant rent expense, net of sublease income, other income and expense and stock-based compensation expense) have recurred and may recur.
See Item 6, "Selected Financial Data" for a quantitative reconciliation from net income (loss), which we believe is the most directly comparable GAAP financial performance measure to Consolidated Adjusted EBITDA and Restaurant-level Adjusted EBITDA.
Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, expressed or implied, regarding our anticipated growth, operating results, future earnings per share, plans, objectives, the impact of our other business initiatives, the impact of our initiatives designed to strengthen our liquidity and cash position, including those related to working capital efficiency initiatives and sales of real property and the impact of the COVID-19 pandemic and our initiatives designed to respond to the COVID-19 pandemic on future sales, margins, earnings and liquidity, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements are often identified by the words "believe," "positioned," "estimate," "project," "plan," "goal," "target," "assumption," "continue," "intend," "expect," "future," "anticipate," and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission ("SEC"). All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS
Overview
Our Company
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items, while our Taco Cabana restaurants specialize in Mexican-inspired food with most items made fresh. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows.
For the fiscal year ended January 3, 2021, average annual sales per restaurant was approximately $2.2 million for our Pollo Tropical restaurants and approximately $1.6 million for our Taco Cabana restaurants. As of January 3, 2021, we owned and operated 138 Pollo Tropical restaurants in Florida and 143 Taco Cabana restaurants in Texas for a total of 281 restaurants. We franchise our Pollo Tropical restaurants primarily in international markets, and as of January 3, 2021, had 23 franchised Pollo Tropical restaurants outside the United States. In addition, as of January 3, 2021, we had five domestic non-traditional Pollo Tropical licensed locations on college campuses and one location in a hospital in Florida. As of January 3, 2021, we had six Taco Cabana franchised restaurants in New Mexico. For the fiscal year ended January 3, 2021, we generated consolidated revenues of $554.8 million, and comparable restaurant sales decreased 14.7% and 14.4% for Pollo Tropical and Taco Cabana, respectively. Comparable restaurant sales for the fiscal year ended January 3, 2021, exclude the 53rd week and are reported on a 52-week basis.
COVID-19
The novel coronavirus (COVID-19) pandemic affected and is continuing to affect the restaurant industry and the economy. In response to COVID-19 and in compliance with governmental restrictions, we closed the dining room seating areas in all Pollo Tropical and Taco Cabana restaurants, limiting service to take-out, drive-thru, and delivery operations beginning in mid-March 2020. We also temporarily closed three Pollo Tropical locations due to the impact of the restrictions on sales, one of which was reopened during the second quarter of 2020 and two of which were subsequently permanently closed in August 2020. We began opening certain dining rooms at 50% capacity with the easing of municipality restrictions during the second quarter of 2020; however, we temporarily closed all dining rooms on July 12, 2020, in response to increased COVID-19 infection rates in both Texas and Florida. We began re-opening certain dining rooms and patios with limited capacity and hours at both brands and the state of Florida removed restaurant capacity restrictions at the end of September 2020. We opened approximately 25 dining rooms with limited hours and capacity at both brands and opened approximately 75 patios at Taco Cabana in the fourth quarter of 2020. We are evaluating opening additional dining rooms with limited hours at Pollo Tropical and Taco Cabana.
Comparable restaurant sales at both Pollo Tropical and Taco Cabana restaurants declined in 2020 compared to the prior year as a result of the pandemic. However, both brands experienced sequential comparable restaurant sales improvement in the third and fourth quarters of 2020 compared to comparable restaurant sales in the second quarter of 2020. We believe our significant mix of dine-in sales prior to the pandemic had a negative impact on comparable restaurant sales. Our dine-in and take-out sales from orders placed at the counter as a percentage of total sales for Pollo Tropical decreased to 28.0% of total sales in 2020 compared to 49.0% of total sales in 2019 and for Taco Cabana decreased to 17.0% of total sales in 2020 compared to 41.4% of total sales in 2019. Our sales shifted to a higher percentage of drive-thru and delivery sales in 2020. Our drive-thru and delivery sales as a percentage of total sales for Pollo Tropical increased to 61.1% and 7.3% of total sales, respectively, in 2020 compared to 46.8% and 1.8% of total sales, respectively, in 2019 and for Taco Cabana increased to 75.2% and 4.6% of total sales, respectively, in 2020 compared to 55.1% and 1.2% of total sales, respectively, in 2019. Through our investments in online and mobile ordering, and partnerships with multiple delivery service providers, we were well positioned for the shift in sales channels.
The COVID-19 pandemic has not had a significant negative disruptive impact on our supply chain or access to labor, although there can be no assurance that there will not be a significant impact on our supply chain or access to labor in the future. We continue to actively monitor our food suppliers to determine how they are managing their operations to mitigate supply flow and food safety risks. To ensure we mitigate potential supply availability risk, we have built additional inventory backstock levels when appropriate and we have also identified alternative supply sources in key product categories including but not limited to proteins and sanitation and safety supplies.
We incurred additional costs related to the COVID-19 pandemic totaling an estimated $4.3 million during the year ended January 3, 2021 including additional labor costs such as COVID-19 special incentive pay, quarantine pay and overtime to cover for employees in quarantine, as well as COVID-19 testing costs and additional operating expenses for safety related supplies including masks, cleaning supplies and sanitizer. Although we discontinued COVID-19 special incentive pay after the second quarter of 2020, we expect many of the other COVID-19 related costs to continue during the pandemic.
Our Brands
Our restaurants operate in the fast-casual and quick-service restaurant segments and feature fresh-made cooking, drive-thru service and catering.
Pollo Tropical. Our Pollo Tropical restaurants feature fresh chicken marinated in a proprietary blend of tropical fruit juices and spices, crispy or fire-grilled, boneless and bone-in. Other favorite menu items include Mojo Roast Pork and TropiChops® (a create your own bowl of fire-grilled or crispy chicken breast, roast pork or grilled vegetables served over white, brown or yellow rice, red or black beans, or mac and cheese, and topped with vegetables including tomatoes, kernel corn, peppers and sautéed onions), sandwiches, wraps and salads. Side dishes include rice, beans, french fries, and balsamic tomatoes. The menu's emphasis is on freshness and quality. We also offer a wide selection of sauces, cilantro, onions and other items which allow our guests to further customize their orders. Dessert offerings include key lime pie, cuatro leches cake, flan, cheesecake, as well as limited-time seasonal items, and beverages include fountain soft drinks, flavored brewed teas, and other bottled drinks. Most menu items are prepared daily in each of our restaurants, which feature open display cooking on large, open-flame grills. We offer both individual and family meal-sized portions which enable us to provide a home meal replacement for our guests and catering for parties and corporate events. We began selling alcoholic beverages including wine and beer at most Pollo Tropical locations in 2020 to increase off-premise sales.
Our Pollo Tropical restaurant dining areas are designed to create an inviting, festive and tropical atmosphere. We also provide our guests the option of take-out, including the ability to order online in advance, and nearly all of our restaurants provide the convenience of drive-thru windows. Delivery is available through third-party partnerships at all Pollo Tropical locations. Our Pollo Tropical restaurants are generally open for lunch, dinner, and late night seven days a week. As of January 3, 2021, substantially all of our Pollo Tropical restaurants were freestanding buildings. Our typical freestanding Pollo Tropical restaurant ranges from 2,800 to 3,700 square feet and provides interior seating for approximately 70 to 90 guests. During the year ended January 3, 2021, the majority of our sales were through drive-thru windows, take-out, or delivery. For the year ended January 3, 2021, the average sales transaction at our Pollo Tropical restaurants was $12.83, with sales at dinner and lunch representing 50.3% and 49.7%, respectively. For the year ended January 3, 2021, our Pollo Tropical brand generated total revenues of $315.4 million and Adjusted EBITDA of $36.5 million.
Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. As of January 3, 2021, we owned and operated a total of 138 Pollo Tropical restaurants, all located in Florida.
We are franchising and licensing our Pollo Tropical restaurants internationally and in non-traditional domestic locations. As of January 3, 2021, we had 23 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, and the Bahamas, and five non-traditional licensed locations on college campuses and one located in a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
Taco Cabana. Our Taco Cabana restaurants serve fresh, Mexican-inspired food that feature loaded tacos, steak and chicken fajitas, quesadillas, flautas, enchiladas, burritos, and customizable Cabana Bowls®. We also offer freshly made flour tortillas, shareable appetizers and our popular breakfast tacos and dozen taco boxes. Our self-service salsa bar includes a wide selection of freshly made salsas, sauces, sliced jalapeños, chopped cilantro, chopped onions and other items which allow our guests to further customize their orders. We temporarily closed our salsa bars during the COVID-19 pandemic. We also offer desserts such as sopapillas and New Churros, as well as beverages including fountain soft drinks, our signature frozen margaritas, and bottled beer—all available to-go as well. Most menu items are freshly-prepared at each restaurant daily.
Taco Cabana restaurants feature open display cooking that enables guests to observe fajitas cooking on an open grill, a tortilla machine pressing and grilling fresh flour tortillas and the fresh preparation of other menu items. Our Taco Cabana restaurants feature interior dining areas as well as semi-enclosed and outdoor patio areas, which provide a vibrant decor and relaxing atmosphere. Many locations also had live entertainment at select times prior to the COVID-19 pandemic. We offer both individual and family meal-sized portions, which enable us to provide a home meal replacement for our guests and catering for parties and corporate events. Additionally, we provide our guests the option to order online in advance, as well as the convenience of drive-thru windows. Delivery is available through third-party partnerships at all locations. Our typical freestanding Taco Cabana restaurants average approximately 3,500 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 guests, with additional outside patio seating for approximately 50 guests.

As of January 3, 2021, substantially all of our Taco Cabana restaurants were freestanding buildings. During the year ended January 3, 2021, the majority of our sales were through drive-thru windows, take-out, or delivery.
Taco Cabana pioneered the Mexican patio cafe concept with its first restaurant in San Antonio, Texas, in 1978. As of January 3, 2021, we owned and operated 143 Taco Cabana restaurants, all located in Texas. As of January 3, 2021, we also had six Taco Cabana franchised restaurants located in New Mexico. Hours of operation vary by location, and some restaurants operated 24 hours a day prior to the COVID-19 pandemic. For the year ended January 3, 2021, sales at dinner, lunch and breakfast represented 28.7%, 23.2% and 23.3%, respectively, and the average sales transaction at our Taco Cabana restaurants was $11.74. For the year ended January 3, 2021, our Taco Cabana brand generated total revenues of $239.4 million and Adjusted EBITDA of $8.5 million.
Our Competitive Strengths
We believe our competitive strengths include the following key attributes:
Well Positioned and Differentiated in the Fast-Casual and Quick-Service Segments. As of January 3, 2021, we owned, operated and franchised 316 fast-casual restaurants under our Pollo Tropical and Taco Cabana brands which have over 30 and 40 years, respectively, of operating history. Although the COVID-19 pandemic had a negative impact on our average unit sales per restaurant, at $2.2 million and $1.6 million, respectively, for 2020, we believe Pollo Tropical and Taco Cabana have compelling average annual sales per restaurant within the fast-casual and quick-service segments, and we experienced sequential improvement in average unit sales in the third and fourth quarters of 2020 compared to the second quarter of 2020. We believe our brands are well positioned in the industry due to our high quality, freshly-prepared food, value and differentiation of flavor profiles.
Two Leading, Differentiated Brands Serving Freshly Prepared, High Quality Foods with Broad Appeal and a Compelling Value Proposition. Our Pollo Tropical and Taco Cabana brands are differentiated from other dining options and offer distinct flavor profiles and healthy menu choices at affordable prices that we believe have broad consumer appeal, provide guests with a compelling value proposition, attract a diverse customer base and drive guest frequency and loyalty. Pollo Tropical and Taco Cabana are committed to serving freshly-prepared food using quality ingredients that are made-to-order and customized for each guest. Both of our brands offer a wide range of menu offerings and home meal replacement options in generous portion sizes and at affordable price points which appeal to a broad customer base. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. We continue to refine our menus, including some seasonal offerings at our Pollo Tropical and Taco Cabana restaurants, in order to provide variety to our guests, address changes in consumer preferences, and maintain a speed of service that appeals to our customers. We also selectively use promotions and limited time offers which are intended to reinforce our value proposition and to introduce new products. Additionally, we offer our guests the convenience of drive-thru service, online ordering, curbside pickup, and delivery through third-party delivery services in order to provide a viable option for home meal replacement and family meals. In 2020, Taco Cabana and Pollo Tropical began selling alcohol through the drive-thru and to-go.
Compelling Business Model. We enjoy significant brand recognition due to high market penetration of our restaurants in our core markets which provides operating, marketing and distribution efficiencies and convenience for our guests. Both of our brands have strong brand affinity in our core markets as evidenced by fast-casual and quick-service segment-leading average annual sales volumes, as noted above. Pollo Tropical produces above average restaurant-level operating margins. Taco Cabana restaurant-level operating margins improved in 2020 and, with sales stabilization and growth and effective cost management, we anticipate Taco Cabana will produce higher restaurant-level operating margins in the future.
Growth Strategies
Our long-term strategy is focused on profitably building our base business, growing new distribution channels, including catering, delivery, licensed and franchised locations, and development of new restaurants.
Our strategies for growth primarily include:
Increase Comparable Restaurant Sales. We experienced a decrease in comparable restaurant sales in 2020, which we believe was attributable to the impact of the COVID-19 pandemic. We believe our significant mix of dine-in sales prior to the pandemic had a negative impact on comparable restaurant sales. We also experienced a decrease in comparable restaurant sales in 2019 which we believe was attributable to a decline in comparable restaurant transactions due in part to challenging market and industry conditions, discounted pricing and, for Pollo Tropical, the negative impact of Hurricane Dorian, partially offset by menu price increases and the introduction of higher priced shareables in 2019. We simplified the Taco Cabana menu in the fourth quarter of 2019 to improve execution. The menu simplification efforts included removal of certain menu items and limited other items to certain dayparts. While the menu simplification improved guest satisfaction and reduced order cycle times, the reduced menu resulted in a greater than anticipated transaction decline. We selectively re-introduced select items to the menu in 2020 to increase sales while maintaining the operational improvements provided by the menu simplification. We are focused on increasing comparable restaurant sales in the future by attracting new customers and increasing guest frequency through the following strategies:
•Focus on consistency of operations and food quality: We believe high quality food and hospitality, a comfortable ambience, and reasonable prices result in an enjoyable guest experience, which drives loyalty and guest frequency. We have improved systems, processes and equipment, implemented tighter management spans of control and enhanced our field leadership teams, and we continue to focus on improving systems and processes to ensure consistency of operations at both brands. In addition, supply chain and food preparation processes have been implemented at both brands to ensure high quality, freshness and consistency of our food, which we believe are critical components to the continued success of our brands.
•New product innovation: Across both brands, our menus are centered on freshly prepared, quality food offerings that we believe have both broad appeal and provide everyday value. Pollo Tropical and Taco Cabana each have separate teams of product research and development professionals that enables us to continually refine our menu offerings and develop new products, several of which are validated by consumer research. Maintaining a strong product pipeline is critical to keeping our offerings compelling, and we intend to introduce innovative new menu items and enhancements to existing menu favorites throughout the year to drive further guest traffic, maximize guest frequency, and increase average check.
•Focus on effective advertising to highlight our everyday value proposition: Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic system-wide promotions, outdoor marketing including billboards, in-restaurant promotions, local trade area marketing, social media, digital and web-based marketing and other strategies, including the use of radio and television advertising and limited-time offer menu item and value promotions. In addition, we introduced new email and app-based loyalty programs at Pollo Tropical (My Pollo™) and Taco Cabana (My TC™) in 2018 to further connect with our guests to build affinity and frequency. In 2020, we introduced new state-of-the-art mobile apps for both Pollo Tropical and Taco Cabana. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical's advertising expenditures were 2.7% in 2020, 3.4% in 2019 and 3.5% in 2018. As a percentage of Taco Cabana restaurant sales, Taco Cabana's advertising expenditures were 2.7% in 2020, 3.6% in 2019 and 3.4% in 2018.
•Grow our off-premise sales with focus on digital platform: The inclusion of portable menu items, such as wraps, sandwiches, bowls and salads, as well as family meals, and an increased focus on catering and delivery will continue to be a key focus for both brands as we look to capture more off-premise meal occasions which we believe may be significant. Off-premise meal consumption increased significantly during the COVID-19 pandemic and we believe that off-premise sales may continue to be significant following the pandemic. In 2018, we invested in catering resources utilizing dedicated leadership and enhanced digital capabilities, enhanced online ordering, and smart phone apps. In late 2018, we began deploying our portable point-of-sale tablets which accept payment to improve speed of service and throughput in our drive-thru lanes. In 2019, we invested in our catering business by adding dedicated catering sales managers and catering online ordering capabilities, we partnered with a third-party delivery partner to provide delivery services, and we created Rapid Pickup for online orders at Pollo Tropical. In 2020, we created Rapid Pickup for online orders at Taco Cabana and expanded our third-party delivery partnerships to include delivery through multiple delivery service providers for both brands. We engaged a third party to improve our mobile apps and enhance our digital connections and interactions to grow our digital business and create experiences that minimize friction within our digital platforms including creating state-of-the-art mobile apps. We also implemented curbside pickup functionality as an option with online ordering and began improving connectivity at our restaurants, upgrading portable tablets and enabling touchless payments. We plan to continue to invest to improve our digital platform and to improve the speed and ease of use for off-premise sales channels including an enhanced drive-thru experience, geofencing technology for curbside orders and infrastructure changes to improve the speed of order cycle time for drive-thru and delivery orders.
•Continue our reimage program: We believe ensuring a high-quality restaurant environment that complements our quality focus on food and hospitality will further drive incremental sales and profitability. We continue to implement restaurant enhancement initiatives to ensure safe, consistent and appealing experiences at our Pollo Tropical and Taco Cabana restaurants. We are continuing the process of redefining the Pollo Topical brand essence. We have completed the qualitative research and are in the process of completing the quantitative phase of our research. The results of this research will allow us to develop a brand positioning and will provide a clear brand strategy for both existing and new markets.

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
Improve Profitability and Optimize Our Infrastructure. We believe that our large restaurant base, skilled management team, operating systems, technology initiatives and training and development programs support our strategy of enhancing operating efficiencies while prudently growing our restaurant base. We continue to focus on maximizing cost efficiencies, including, among other things, implementing profit enhancement initiatives focused on food and labor costs, leveraging our purchasing power and enhancing our supply chain to optimize costs while delivering a high-quality guest experience with consistency. Our restaurant-level profitability at Pollo Tropical is very competitive within the restaurant industry segments in which we compete. Taco Cabana's restaurant-level margins improved in 2020. We believe Taco Cabana will become more competitive within the restaurant industry segments in which we compete over time through growing comparable restaurant sales and traffic, other margin improvement initiatives, simplifying our operating platform and improved execution.
Develop New Restaurants. We believe that we have opportunities to develop additional Pollo Tropical and Taco Cabana restaurants in Florida and Texas, respectively, as well as potential future expansion opportunities in other regions of the United States that match our site selection criteria. We paused our new restaurant development plans in 2020 as a result of the COVID-19 pandemic. However, we intend to resume new restaurant development in the future. The development of new restaurants will incorporate what we have learned during the COVID-19 pandemic and our reimaging market research, both qualitative and quantitative. During 2021, we plan to continue the process of brand positioning and operating model refinements for Pollo Tropical that we believe will enable future geographic expansion through both company-owned and franchised locations. Our primary focus for Taco Cabana in 2021 will be on improving existing unit average unit sales and continuing to improve margins.
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

	Pollo Tropical	Taco Cabana
Interior costs and signage	$0.6 million to $0.9 million	$0.4 million to $0.6 million
Exterior costs	$1.2 million to $1.6 million	$0.5 million to $1.4 million
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
We believe that:
•product quality and taste;
•brand differentiation and recognition;
•convenience of location;

•speed of service;
•menu variety;
•value perception;
•ambience;
•cleanliness; and
•hospitality
are among the important competitive factors in the fast-casual and quick-service restaurant segments and that our two concepts effectively compete against those categories. Pollo Tropical's competitors include national and regional chicken-based concepts, as well as other concepts. Taco Cabana's competitors include other Mexican-inspired concepts as well as other concepts.
Restaurant Operating Data
Selected restaurant operating data for our two restaurant concepts is as follows:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands) (1)	$2,220	$2,576	$2,521
Average sales transaction	$12.83	$11.71	$11.63
Sales channel sales percentages:
Drive-thru sales as a percentage of total sales	61.1%	46.8%	47.6%
Dine-in & counter take-out sales as a percentage of total sales	28.0%	49.0%	50.7%
Delivery sales as a percentage of total sales	7.3%	1.8%	0.1%
Online sales as a percentage of total sales	2.7%	1.5%	0.9%
Catering sales as a percentage of total sales	0.9%	0.9%	0.7%
Day-part sales percentages:
Lunch	49.7%	47.4%	47.1%
Dinner and late night	50.3%	52.6%	52.9%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands) (1)	$1,605	$1,812	$1,846
Average sales transaction	$11.74	$10.70	$10.47
Sales channel sales percentages:
Drive-thru sales as a percentage of total sales	75.2%	55.1%	55.7%
Dine-in & counter take-out sales as a percentage of total sales	17.0%	41.4%	42.8%
Delivery sales as a percentage of total sales	4.6%	1.2%	—%
Online sales as a percentage of total sales	2.5%	1.8%	1.2%
Catering sales as a percentage of total sales	0.7%	0.5%	0.3%
Day-part sales percentages:
Breakfast	23.3%	23.6%	23.4%
Lunch	23.2%	22.3%	22.3%
Dinner	28.7%	24.9%	24.9%
Late night (9pm to midnight)	7.7%	11.6%	11.8%
Afternoon (2pm to 5pm)	16.2%	13.4%	13.1%
Overnight (midnight to 6am)	0.9%	4.2%	4.5%
(1)    Average annual sales for company-owned restaurants are derived by dividing restaurant sales for such year for the applicable segment by the average number of company-owned restaurants for the applicable segment for such year. For comparative purposes, the calculation of average annual sales per company-owned restaurant is based on a 52-week fiscal year. Restaurant sales data for the extra week in the fiscal year ended January 3, 2021 have been excluded for purposes of calculating average annual sales per company-owned restaurant.

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
In all corporate-owned restaurants, we use computerized management information systems, which we believe are scalable to support potential future growth plans. We use touch-screen point-of-sale (POS) systems, both fixed and mobile, designed specifically for the restaurant industry that facilitate accuracy and speed of order taking, are user-friendly, require limited cashier training, improve speed-of-service through the use of conversational order-taking techniques, and provide appropriate audit trails. We use credit card processing devices which utilize industry-leading Point to Point Encryption that protect our customer's credit card data. The POS systems are integrated with above-store enterprise applications that are designed to facilitate financial and management control of our restaurant operations. All products sold and related prices at our restaurants are programmed into the system from our central support office.
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
In 2020, we moved from legacy white-label smartphone apps for each brand to customized, proprietary apps developed in partnership with a leading third-party app developer. We also developed and deployed a curbside delivery program in order to help alleviate congestion at the drive-thru with dining rooms largely closed. In order to maintain security, compliance, and maximum performance, we rolled out new Point of Sale servers and introduced a Chromebook for managers to perform office productivity functions. We enhanced our Business Intelligence platform to create significantly more sophisticated market basket affinity analysis.
We expect to continue making substantial investments in technology that we believe will drive sales and traffic, as well as improve margins. In 2021, we intend to focus technology investments on consumer digital interactions and loyalty, best-in-class mobile POS and digital menu boards in the drive-thru channel, and maximizing performance and range of our in-store technologies dedicated to off-premise sales.

Community Social Impact
We are committed to being a deeply responsible company in the communities where we do business. Our focus is on serving high quality food to our guests and contributing positively to the communities where our restaurants are located. This is integral to our business strategy. Our initiatives include:
•Our chicken is free of hormones and trans-fats and our shrimp is Best Aquaculture certified;
•Our chicken is sourced from suppliers dedicated to uphold responsible animal welfare practices;
•We continue to pursue finding more earth-friendly serving and packaging materials for our products including bags that are made from recycled material, are 100% recyclable and reusable and are Rainforest Alliance certified, paper drink cups that are Sustainable Forest Initiative certified and aluminum that contains postindustrial re-processed and post-consumer material;
•Military veterans are actively recruited to work at our restaurants;
•We have military appreciation days and we provide discounts to military and first responders;
•We assist, through our non-profit Fiesta Family Foundation, many of our employees who have personally suffered losses or other hardships; and
•During the COVID pandemic in 2020, Pollo Tropical and Taco Cabana provided approximately 113,000 and 58,000 free meals to school-aged children, respectively, and approximately 22,000 and 13,000 free meals to first responders and healthcare professionals, respectively. Pollo Tropical also donated approximately $60 thousand in food donations to Miami Rescue Mission. Additionally, Taco Cabana provided approximately 6,000 meals to hospitals, non-profit organizations and homeless shelters and provided a $6 thousand turkey donation to the San Antonio Food Bank.
•In 2020, we provided monetary and food donations or volunteered to the following organizations: Fire and Police departments, hospitals and COVID testing and vaccination sites throughout Florida and Texas, Big Brother Helping Hand, Boys and Girls Clubs of Austin and San Antonio, Boysville, Child Crisis Center of El Paso, Children's Shelter of San Antonio, Farm Workers Association, Kidz Nation, La Posada Shelter, Love our Youth Orlando, Miami Rescue Mission, Our Calling, Ronald McDonald House, Salvation Army, SOS Kids - Coconut Creek, St. Jude's Shelter, Star of Hope, United Way, YMCA, and Zebra Coalition.
•In 2019, we provided monetary and food donations or volunteered to the following organizations: 88 Blessings, American Red Cross, Baytown Youth Fair and Livestock Association, Boys and Girls Club of America, The Children's Hospital of San Antonio, Dallas Fire and Police Departments, Fundación Amigos Carlos Jimenez, Holocaust Museum Houston, Houston Children's Charity, Houston Fire and Police Departments, Houston SAAFE House, Junior League of Miami, Meals on Wheels, Methodist Hospital and Healthcare San Antonio, Miami Lighthouse for the Blind, Miami Rescue Mission, National Kidney Foundation, Operation Stocking Stuffer, Parkland Buddy Sport, SAMMinistries, San Antonio Food Bank, Susan G. Komen, Voices for Children, and World Central Kitchen.
•In 2018, we provided monetary and food donations or volunteered to the following organizations: Susan G. Komen, Boys and Girls Club of America, Salvation Army, Sandra DeLucca Development Center, Juvenile Diabetes Research Foundation, Children's Hospitals of Texas, Houston Food Bank, Austin Central Texas Food Bank, El Pasoans Fighting for Hunger Food Bank, San Antonio Food Bank, San Antonio Haven for Hope and Madison on Marsh Nursing Home; we provided hundreds of hot meals to local police, FBI, first responders and local residents in need after the Parkland, Florida shooting tragedy; hundreds of hot meals were provided to first responders, victims, elderly residents and others in Texas and in Florida in the aftermath of the Hurricanes.
As a result of these initiatives, we believe we deliver benefits to our stakeholders, including employees, business partners, customers, suppliers, stockholders, community members, and others.
Suppliers and Distributors
For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Supply contracts are negotiated on an annual basis in some cases to obtain favorable pricing and ensure consistent supply flow. Food and supplies for both brands are ordered from approved suppliers and are shipped to the restaurants via distributors. Both brands are responsible for monitoring quality control, for the supervision of these suppliers and for conducting inspections to observe preparations and ensure the quality of products purchased.
For both our Pollo Tropical and Taco Cabana restaurants, we have service agreements with our primary distributors of food and paper products. Performance Food Group, Inc., is our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 27, 2024. We also currently rely on five suppliers for chicken for our Pollo Tropical and Taco Cabana restaurants under agreements that expire on December 31, 2021.
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

Taco Cabana and Pollo Tropical are subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each restaurant location that sells alcoholic beverages. Typically, licenses must be renewed every one to two years and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant's records and procedures. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing. Our restaurants are subject to state "dram-shop" laws. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated or minor patron. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot ensure that this insurance will be adequate to cover any claims that may be instituted against us.
Human Capital Management
As of January 3, 2021, we employed approximately 8,020 persons, of which approximately 170 were corporate and administrative personnel and approximately 7,850 were restaurant operations and other supervisory personnel. None of our employees are covered by collective bargaining agreements and we consider that overall relations with our employees are favorable.
Culture, Values & Diversity, Equity & Inclusion
At Fiesta, we are in the business of inclusive hospitality. We strive to create diverse, respectful spaces where innovation can thrive, where being courageous is rewarded, and where treating each other like family is a core value.
These qualities have supported over 30 and 40 years of successful operations for our Pollo Tropical and Taco Cabana brands, respectively. We believe that the investments we are making in our employees, our restaurants, and our communities will contribute to our continued success in the restaurant business.
As of January 3, 2021, approximately 63% of our U.S.-based employee population identified as female and approximately 89% of our U.S based employee population is comprised of racial and ethnic minorities. In addition, approximately 29% of our executive officers are female and approximately 57% are racial and ethnic minorities. Furthermore, approximately 60% of the restaurant field management of our restaurant brands identified as female and more than approximately 81% of this group is comprised of racial and ethnic minorities.
As a truly diverse organization, we foster a culture of inclusion that helps to remove some of the barriers to workplace entry and professional development that diverse groups might face. We provide opportunities for career progression through the training and development investments we make. Many of our field managers started as hourly team members and have had the opportunity to move up and become managers and supervisors at the corporate level. We believe in developing and promoting from within and in 2020 promoted over 400 employees to management or leadership roles.
We are committed to enhancing equality in ongoing career advancement for women and minorities through targeted education and development programs. Relevant initiatives include:
•Ongoing assessment and management of our talent pipeline to support the career progression of high-potential women and minorities;
•Well defined Career Path Programs for hourly employees to advance to management;
•Cultural and Compliance training for all our employees;
•Creating a Women's Forum.
Total Rewards
We believe rewarding our employees for their hard work and commitment starts with pay. We pay, on average, rates that are above the federal minimum wage. In addition to their fixed salary, restaurant and district managers are compensated with an incentive bonus, based upon the performance of the restaurants under their supervision. We understand the importance of offering our employees benefits for all aspects of their lives. Through our benefits program we hope to provide our employees with the stability they need to succeed not only in their careers, but in their personal lives as well. Benefits offered to all corporate employees, who work more than 24 hours per week include paid time-off programs including holiday; personal; vacation; family leave; and volunteer time and retirement savings plan with company match. Additionally, all employees are eligible for assistance, through our non-profit Fiesta Family Foundation, which provides assistance to our employees who have personally suffered losses or other hardships.
Training and Development
We maintain a comprehensive training and development program for all our restaurant employees and provide both classroom and in-restaurant training for our salaried and hourly team members. Technology enhancements, expansion of leadership development curriculum and newly designed e-learning courses complement the recent introduction of a new Learning Management System platform to focus our team members on system-wide operating procedures by position, food preparation methods and guest service standards.
We have developed a comprehensive management training program, complemented by active coaching and dedicated field training manager supervision for all new managers. During the new manager onboarding process, we customize an intensive, self-paced ongoing development program designed to prepare each employee for the next level of management. The onboarding period also includes robust classroom training with an emphasis on skill and competency building.
Our Response to COVID-19
The health and well-being of our employees and guests has always been and continues to be our top priority. To ensure the health and well-being of all of our employees during the COVID-19 pandemic, we also provided the following incremental COVID-19 benefits:
•Introduced paid time off for associates required to quarantine or who faced illness due to COVID-19;
•Sponsored employer paid COVID-19 testing for employees;
•Embarked on communication plan to ensure that associates are aware of our Employee Assistance Program coverage with a focus on mental health support for employees and their families;
•Increased all hourly base wages during the second quarter of 2020 when we were most impacted by the global pandemic;
•Provided a special bonus in the second quarter of 2020 for our salaried restaurant managers;
•Provided employees with additional two hours of paid time off for each COVID-19 vaccine shot (total of 4 hours);
•Initiated a program for providing employees with the necessary tools and resources to educate themselves about the benefits of the COVID-19 vaccine to enable employees to make the best decision for themselves;
•Instituted protocols on wearing masks and gloves, conducting employee screenings and temperature checks, and implementing enhanced cleaning measures;
•Implemented work from home for each of our support centers; and
•Installed tempered glass shields at the counters.
Management Structure
We conduct substantially all of our operations, training, marketing, real estate, facilities and culinary research and development support functions from our Pollo Tropical division headquarters in Miami, Florida, and our Taco Cabana division headquarters in San Antonio, Texas. The management structure of Pollo Tropical consists of one Senior Vice President of Operations who is supported by four Regional Directors and 17 District Managers. The management structure of Taco Cabana consists of one Senior Vice President of Operations who is supported by four Regional Directors and 17 District Managers. The Pollo Tropical and Taco Cabana management structure is supported by a number of divisional and corporate executives with responsibility for operations, marketing, guest engagement, product development, purchasing, human resources, training, real estate and finance. For each of our brands, a district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately eight restaurants and a regional director is responsible for an average of approximately 35 restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants or held an equivalent position to district manager at a competing restaurant concept. District managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are supervised by a salaried restaurant or general manager and one to three salaried assistant managers and one to eight hourly shift leaders.
Our executive management functions are primarily conducted from our offices in Dallas, Texas, and Miami, Florida. Our management team is led by Richard Stockinger, who serves as our President and Chief Executive Officer, Dirk Montgomery who serves as our Senior Vice President, Chief Financial Officer and Treasurer, Louis DiPietro who serves as our Senior Vice President, Chief Legal and People Officer and Corporate Secretary, Hope Diaz who serves as our Senior Vice President and Chief Marketing Officer, Patricia Lopez Calleja who serves as our Senior Vice President and Chief Experience Officer, Eladio

"Willie" Romeo who serves as our Senior Vice President of Restaurant Operations for Pollo Tropical, and Ulyses Camacho who serves as our Senior Vice President of Operations for Taco Cabana.
Availability of Information
We file annual, quarterly and current reports and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
We make available free of charge through our internet website (www.frgi.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the SEC. The references to our website address and the SEC's website address are textual references only, meaning that they do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document. In addition, at our website you may also obtain, free of charge, copies of our corporate governance materials, including the charters for the committees of our board of directors and copies of various corporate policies including our Code of Business Ethics and Conduct, Code of Ethics for Executives and our "Whistle Blower" policy.

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
Risks Related to Our Business
The novel coronavirus (COVID-19) pandemic has adversely affected, and could continue to adversely affect, our operations and results of operations.
As a result of the novel coronavirus (COVID-19) pandemic, customer traffic has been, and could continue to be, negatively impacted at our restaurants and has made, and could continue to make, it more difficult to staff our restaurants and, in more severe cases, cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial closures of our affected restaurants, sometimes for prolonged periods of time. We temporarily shifted to a "to-go" only operating model at many of our Pollo Tropical and Taco Cabana restaurants in Florida and Texas, suspending sit-down dining and serving our guests through take-out, drive-thru and delivery. We also implemented closures, modified hours or reductions in on-site staff, resulting in canceled shifts for some of our employees. COVID-19 has also adversely affected our ability to implement our growth plans, including delays in construction of new restaurants. These changes and any additional changes have, and may continue to, materially adversely affect our business or results of operations, liquidity or financial condition. While we have begun to open selected dining rooms where we believe it is prudent to do so, there can be no assurance that conditions will permit us to open dining rooms in all of our restaurants or that we will not be required to close our restaurants again in the future if the COVID-19 pandemic worsens.
In addition, our operations have been, and could continue to be, disrupted by employees who are unable or unwilling to work, whether because of illness, quarantine, fear of contracting COVID-19 or caring for family members due to a COVID-19 illness. Restaurant closures, menu changes or modified hours of operation due to staffing shortages could materially adversely affect our business or results of operations, liquidity or financial condition. To protect the health and safety of our employees and guests, we provide face coverings for all restaurant employees, provided temporary wage increases during the initial onset of the pandemic, provide paid emergency leave for COVID-related concerns, paid discretionary bonuses to restaurant managers, purchased additional sanitation supplies and personal protective materials, as well as tamper evident packaging seals for all digital orders and implemented improvements to our restaurants, such as tempered glass shields at the counter. These measures have increased our operating costs and adversely affected our liquidity.
We cannot predict how long the COVID-19 pandemic will last or if it will reoccur even after the vaccines are widely administered, when government restrictions and mandates will be imposed or lifted, or how quickly, if at all, guests will return to their pre-COVID-19 purchasing behaviors, so we cannot predict how long our results of operations and financial performance will be adversely impacted.
The market in which we compete is highly competitive, and we may not be able to compete effectively.
The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low- and medium-priced fare. We also compete with delivered meal solutions, convenience stores, grocery stores and other restaurant retailers, including "ghost" or dark kitchens, where meals are prepared at separate premises rather than at a restaurant. Competition from food delivery services has also increased in recent years, particularly during COVID-19.
Pollo Tropical's competitors include national and regional chicken-based concepts as well as other types of quick-service and fast-casual restaurants. Our Taco Cabana restaurants compete with Mexican concepts, including those in the quick-service, fast-casual and casual dining segments. Many of our competitors or potential competitors have greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing, and trends in the restaurant industry more quickly or effectively than we can. Additionally, to remain competitive, we have increasingly offered selected food items and combination meals at discounted prices. These pricing and other marketing strategies have had, and in the future may have, a negative impact on our sales and earnings. If our marketing efforts are unsuccessful, or if our restaurants are unable to compete effectively, our operations and financial performance could be adversely impacted.

Factors applicable to the quick-service and fast-casual restaurant segments may adversely affect our results of operations, which may cause a decrease in earnings and revenues.
The quick-service and fast-casual restaurant segments are highly competitive and can be materially adversely affected by many factors, including:
•changes in local, regional or national economic conditions;
•changes in demographic trends;
•changes in consumer tastes;
•changes in traffic patterns;
•increases in fuel prices and utility costs;
•consumer concerns about health, diet and nutrition;
•instances of food-borne or localized illnesses or other food safety issues;
•increases in the number of, and particular locations of, competing restaurants;
•changes in discretionary consumer spending;
•inflation;
•availability of key commodities such as beef, chicken, eggs and produce;
•increases in the cost of key commodities, such as beef, chicken, eggs and produce as well as the cost of paper goods and packaging;
•the availability of hourly-paid employees and experienced restaurant managers including a decrease in the labor supply due to changes in immigration policy such as barriers for entry into, working in, or remaining in the United States;
•increased labor costs, including higher wages, unemployment insurance, unionization of restaurant employees and overtime requirements;
•increases in the cost of providing healthcare and related benefits to employees, including the impact of the Affordable Care Act;
•costs related to remaining competitive and current with regard to new technologies in our restaurants such as loyalty programs, gift cards, online ordering and credit card security; and
•regional weather conditions including hurricanes, windstorms and flooding, and other natural disasters.

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
While we have decreased the number of new restaurants which we plan to open in the near term, our continued growth still depends on our ability to develop additional Pollo Tropical and Taco Cabana restaurants. Development involves substantial risks, including the following:
•developed restaurants that do not achieve desired revenue or cash flow levels or other operating and performance targets once opened;
•the inability to recruit and retain managers and other employees necessary to staff each new restaurant;
•incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion or a new restaurant is closed due to poor financial performance;
•changes in general economic and business conditions;
•the inability to fund development;
•increasing development costs or development costs that exceed budgeted amounts;
•delays in completion of construction;
•the inability to obtain all necessary zoning and construction permits;
•the inability to identify, or the unavailability of, suitable sites on acceptable leasing or purchase terms; and
•changes in governmental rules and regulations or enforcement thereof.
Our long-term development plans will require additional management, operational and financial resources. For example, we will be required to recruit managers and other personnel for each new restaurant. We cannot ensure that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations.
In addition, to maintain our competitive positioning and improve our sales and overall performance, we continue to look at ways to improve our existing restaurants through remodels, upgrades and regular maintenance. If the costs associated with these activities are higher than projected, restaurants are closed for periods longer than anticipated or such remodels do not perform as forecasted, we may not realize an acceptable return on investment, which could have a negative effect on our results of operations.

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
Our restaurants depend on frequent deliveries of ingredients and other products. For both our Pollo Tropical and Taco Cabana restaurants, we have service agreements with our primary distributors of food and paper products. Performance Food Group, Inc., is our primary distributor of food and beverage products and supplies for both our Pollo Tropical and Taco Cabana restaurants under a distribution services agreement that expires on July 27, 2024. We also currently rely on five suppliers for chicken for our Pollo Tropical and Taco Cabana restaurants under agreements that expire on December 31, 2021. There are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including adverse weather, unanticipated demand, labor or distribution problems, food safety issues by our suppliers or distributors, cost, and the financial health of our suppliers. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, this could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If such actions were to occur, customers could change their dining habits and affected restaurants could experience significant reductions in sales during the shortage or thereafter.
A substantial portion of our senior management team is new, which may pose challenges, and our success may depend on the continued service and availability of key personnel.
Dirk Montgomery and Hope Diaz joined us as Chief Financial Officer and Chief Marketing Officer, respectively, in September 2019, and we added a new Chief Information Officer, John Doyle in December 2019, and Louis DiPietro, our Chief Legal and People Officer, in December 2018. This followed the hiring of our current Chief Executive Officer, Richard Stockinger, in March 2017. These officers have hired, and are expected in the future to hire, a number of new direct reports, and as a result, our senior management team is relatively new and may face challenges working together as a unit, aligning on strategic priorities and objectives, or integrating their new teams with one another. Failure to meet these challenges successfully may adversely impact our operations, business results or long-term growth prospects.
If there is a lack of sufficient labor or labor costs increase, our operating results may be adversely affected.
Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs, because of increased competition for employees, a decrease in the labor supply to us or our key suppliers due to changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States, higher employee-turnover rates, unionization of restaurant workers, or changes in federal, state, or local laws, including those related to prevailing wages or in other employee benefits costs (including costs associated with health insurance coverage or workers' compensation insurance), this could have a material adverse effect on our operating results.
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
Cybersecurity breaches or other privacy or data security incidents that expose confidential guest, personal employee and other material, confidential information that is stored in our systems in connection with our electronic processing of credit and debit card transactions or security breaches of confidential employee information that is stored in our systems or by third parties on our behalf may adversely affect our business.
We rely heavily on information technology systems across our operations, including point-of-sale processing in our restaurants, gift and loyalty cards, online business, and various other processes and transactions. Our ability to effectively manage our business and coordinate the preparation and sale of our products depends significantly on the reliability and capacity of these systems. We expect to expand our utilization of technology throughout our business and the failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause reduced efficiency of our operations, and significant capital investments could be required to remediate the problem which could adversely affect our business. Any intentional attack or an unintentional event that results in unauthorized access to systems to disrupt operations, corrupt data or steal or expose confidential information or intellectual property that compromises the information of our guests or employees could result in widespread negative publicity, damage to our reputation, a loss of guests, disruption of our business and legal liabilities. As our reliance on technology has grown, the scope and severity of risks posed to our systems from cyber threats has increased. In addition, as more business activities have shifted online and more people are working remotely, including as a result of COVID-19, we have experienced an increase in cybersecurity threats and attempts to breach our security networks. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until attacks are launched or have been in place for a period of time. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, malware and other events that could have a security impact; however there can be no assurance that these measures will be effective.
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
From time to time we have been, and likely will continue to be, the target of cyber and other security threats. We may in the future become subject to other legal proceedings or governmental investigations for purportedly fraudulent transactions arising out of the actual or alleged theft of our consumers' credit or debit card information or if consumer or employee information is obtained by unauthorized persons or used inappropriately. Any such claim or proceeding, or any adverse publicity resulting from such an event, may have a material adverse effect on our business and we may incur significant remediation costs.
Such breaches also could result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. For example, many jurisdictions have adopted regulations which require companies to meet certain requirements regarding the handling of personal data and provide a private right of action for data breaches. These laws also typically require companies that process information on customers to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and the right for consumers to request deletion of personal information. If we become subject to such laws in the markets in which we operate and we fail, or are perceived to have failed, to properly respond to security breaches of our or third party's information technology systems or fail to properly respond to consumer requests under such laws, we could experience reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.

Compliance with current and future applicable privacy, cybersecurity and related laws can be costly and time-consuming. We make significant investments in technology, third-party services and internal personnel to develop and implement systems and processes that are designed to anticipate cyber-attacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss. In addition, media or other reports of existing or perceived security vulnerabilities in our systems or those of our third-party business partners or service providers can also adversely impact our brand and reputation and materially impact our business, even if no breach has been attempted or has occurred.
Our digital business, which we expect to grow as a percentage of sales, is subject to risks.
In 2020, we saw an increase in the number of digital orders, which includes delivery and customer pickup. The growth in digital orders is, in part, attributable to more guests dining at home due to COVID-19, our expanded partnerships with multiple third-party delivery services and our investments in our overall digital strategies. Depending on which ordering platform a digital order is placed—our platform or the platform of a third-party delivery service—the delivery fee we collect from the guest may be less than the actual delivery cost, which has a negative impact on our profitability. While we have implemented a menu price increase to partially offset higher delivery costs, this higher menu prices may cause some guests to shift their purchases to other restaurants offered on the platform. As our digital business grows, we are increasingly reliant on third-party delivery companies, which maintain control over data regarding guests that use their platform and over the customer experience. If a third-party delivery company driver fails to make timely deliveries or fails to deliver the complete order, our guests may attribute the bad customer experience to our brands and could stop ordering from us. The ordering and payment platforms used by these third-parties, or our mobile app or online ordering system, could be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our overall sales and reputation. The third-party delivery business is intensely competitive, with a number of players competing for market share, online traffic capital, and delivery drivers. If the third-party delivery companies we utilize cease or curtail operations, increase their fees, or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. The delivery business has been consolidating and may continue to consolidate, and fewer third-party delivery companies may give them more leverage in negotiating the terms and pricing of contracts, which could negatively impact our profits from delivery orders.
Our business is regional, and we therefore face risks related to reliance on certain markets as well as risks for other unforeseen events.
As of January 3, 2021, all of our Company-owned Pollo Tropical restaurants were located in Florida and all of our Company-owned Taco Cabana restaurants were located in Texas. Furthermore, 68% of our Company-owned Pollo Tropical restaurants were located in three counties in Florida which represents a significant amount of the brand's sales and Restaurant-level Adjusted EBITDA. Therefore, events and conditions specific to these regions, including economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida and Texas, and the tourism industry in Florida, may have a material impact on the success of our restaurants in those locations.
Adverse weather conditions have impacted, and could in the future impact, guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and, in more severe cases such as hurricanes, tornadoes or other natural disasters, cause temporary closures, sometimes for prolonged periods, which would negatively impact our restaurant sales. Changes in weather could result in construction delays, interruptions to the availability of utilities, and shortages or interruptions in the supply of food items and other supplies, which could increase our costs and could adversely impact our business. Some climatologists predict that the long-term effects of climate change and global warming may result in more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations.
Economic downturns may adversely impact consumer spending patterns.
Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants. In particular, where our business is subject to factors which could reduce our guests' disposable income (such as by job losses, credit constraints and higher housing, tax, utility, gas, consumer credit or other costs) or where the perceived wealth of guests has decreased (because of circumstances such as lower residential real estate values, lower investment values, increased foreclosure rates, increased tax rates, social unrest, or other economic disruptions and governmental, political and budget concerns), our restaurants have in the past experienced, and may in the future experience, lower sales and guest traffic as guests choose lower-cost alternatives or choose alternatives to dining out. The resulting decrease in our guest traffic or average sales per transaction has had an adverse effect in the past, and could in the future have a material adverse effect, on our business. In addition, a new presidential and legislative administration recently took office and it is unknown what impact any changes made by this administration or policies implemented will have on the economy or restaurant spending.

Our expansion into new markets may present increased risks due to a lack of market awareness of our brands.
We have encountered and may continue to encounter difficulties developing restaurants outside of our more mature core markets. For example, we closed all Pollo Tropical restaurants in Texas, Tennessee and Georgia over the last three years. We may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. It may be more challenging for us to attract guests to our restaurants in areas where there is a limited or a lack of market awareness of the Pollo Tropical or Taco Cabana brand. Restaurants opened in new markets where we have not reached media efficiency may open at lower sales volumes than restaurants opened in more mature markets, and may have lower restaurant-level operating margins than more mature markets. Sales at restaurants opened in new markets that are not yet media efficient have taken and may continue to take longer to reach average restaurant sales volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment charges. Opening new restaurants in areas in which potential guests may not be familiar with our restaurants may include costs related to the opening and marketing of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer guests than our more established restaurants in existing markets. We may also not open a sufficient number of restaurants in new markets to adequately leverage distribution, supervision and marketing costs. As a result of the foregoing, we cannot ensure that we will be able to operate our new restaurants successfully or profitably outside our existing markets.
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
In connection with the operation of our business, we are subject to extensive federal, state, local, and foreign laws and regulations that are complex and vary from location to location, including those related to:
•franchise relationships;
•building construction and zoning requirements;
•nutritional content labeling and disclosure requirements;
•management and protection of the personal data of our employees and customers; and
•environmental matters.
Our restaurants are licensed and subject to regulation under federal, state, local and foreign laws, including business, health, fire, sales of alcohol and safety codes. For example, we are subject to the U.S. Americans with Disabilities Act, or ADA, and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas.
In addition, new government initiatives or changes to existing laws, such as the adoption and implementation of national, state, or local government proposals relating to increases in minimum wage rates, may increase our costs of doing business and adversely affect our results of operations.
Our failure to comply with various applicable federal and state employment and labor laws and regulations could have a material, adverse impact on our business.
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
Although we believe that compliance with these laws has not had a material adverse effect on our operations to date, we may experience material difficulties or failures with respect to compliance with such laws in the future. Complying with these laws and regulations subjects us to substantial expense and non-compliance could expose us to significant liabilities. For example, lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee classification, employee record-keeping and related practices with respect to our employees. We may incur legal costs to defend such lawsuits, and we could suffer losses from, these and similar cases, and the amount of such losses or costs could be significant.
In addition, the amount that we pay our restaurant employees will likely be impacted by minimum wage laws. To the extent implemented, federal, state, and local proposals that increase minimum wage requirements or mandates or impact other employee matters could, to the extent implemented, materially increase our labor and other costs. For example, the state of Florida recently approved a minimum wage increase effective in September of 2021 which will increase the minimum wage gradually over a period of five years. As other jurisdictions implement minimum wage increases, we expect our labor costs will continue to increase. Our ability to respond to minimum wage increases by increasing menu prices depends on the willingness of our guests to pay higher prices and recognize our perceived value relative to competitors. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards and compliance costs, which could result in higher costs for goods and services supplied to us.
Additionally, while our employees are not currently covered by any collective bargaining agreements, union organizers have engaged in efforts to organize our employees and those of other restaurant companies. If a significant portion of our employees were to become covered by collective bargaining agreements, our labor costs could increase, and it could negatively impact our culture and reduce our flexibility to attract and retain top performing employees. Labor unions have attempted, and likely will continue to attempt, to attract media attention to their organizing efforts in our restaurants, and their organizing efforts include claims that we mistreat or undervalue our employees. Despite our efforts to provide more accurate information about our policies and practices, these messages may dissuade guests from patronizing our restaurants.
If one of our employees sells alcoholic beverages to an intoxicated patron or to a minor, we may be liable to third parties for the acts of the patron or incur significant fines or penalties.
We serve alcoholic beverages at our restaurants and are subject to the "dram-shop" statutes of the jurisdictions in which we serve alcoholic beverages. "Dram-shop" statutes generally provide that serving alcohol to an intoxicated patron is a violation of the law.
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
We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered on our premises or other food quality, health, or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of certain restaurants, alleging that they have failed to disclose the health risks associated with high-fat or high sodium foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.
Our franchisees or licensees could take actions that harm our reputation.
As of January 3, 2021, a total of 35 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees and licensees. We do not exercise control of the day-to-day operations of our franchisees and licensees and the number of franchised or licensed restaurants may increase in the future. While we attempt to ensure that franchisee-owned and licensee-owned restaurants maintain the same high operating standards as our Company-owned restaurants, one or more of these franchisees or licensees may fail to meet these standards. Any shortcomings at our franchisee-owned and licensee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.
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
From time to time we have, and may in the future, close or relocate a restaurant if a current location becomes less profitable as a result of adverse economic conditions or other factors. If the closures continue for a long period of time, we may not be able to recover our investment due to the high rental rates. Because substantially all of our restaurants operate in leased facilities, we may incur significant lease termination expenses when we close or relocate a restaurant and are often obligated to continue rent and other lease related payments after restaurant closure. We also may incur significant asset impairment and other charges in connection with closures and relocations. If the lease termination cost is significant, we may decide to keep underperforming restaurants open. Ongoing lease obligations at closed or underperforming restaurant locations could decrease our results of operations. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations which could adversely affect our results of operations.
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
Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial condition.
As of January 3, 2021, we had $73.3 million of outstanding indebtedness comprised of $71.5 million of term loan borrowings, net of debt issuance costs and discounts totaling $3.5 million, under our new senior credit facility and finance lease obligations of $1.9 million.
As a result of our indebtedness, a portion of our operating cash flow will be required to make payments on our outstanding indebtedness. In addition, to the extent we significantly increase our borrowings and interest rates increase under our new senior credit facility, we may not generate sufficient cash flow from operations to enable us to both repay our indebtedness and fund our other liquidity needs which could adversely affect our financial condition.
Our indebtedness could have important consequences. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our debt;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a portion of our cash flow from operations to payments on our indebtedness and related interest, including indebtedness we may incur in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•increase our cost of borrowing;
•place us at a competitive disadvantage compared to our competitors that may have less debt; and
•limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes.
We expect to use cash flow from operations and revolving borrowings under our new senior credit facility to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our new senior credit facility, on or before maturity which could adversely impact our business. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our new senior credit facility, may limit our ability to pursue any of these alternatives.
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
Our new senior credit facility restricts our ability in certain circumstances to, among other things:
•incur additional debt;
•pay dividends and make other distributions on, redeem or repurchase, capital stock;
•make investments or other restricted payments;
•enter into transactions with affiliates;
•sell all, or substantially all, of our assets;
•create liens on assets to secure debt; or
•effect a consolidation or merger.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively which could adversely impact our business. In addition, our new senior credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot ensure that we will meet these tests.
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
Percentage ownership of our common stock may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees. The Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (and any successor stock incentive plan that we may adopt) provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, and other equity-based awards to our directors, officers and other employees, advisors and consultants. In addition, in the future we may also issue common stock or other securities to raise additional capital. Any new shares issued would dilute our existing shareholders.
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
Delaware corporate law and our restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:
•require that special meetings of our stockholders be called only by our board of directors or certain of our officers, thus prohibiting our stockholders from calling special meetings;
•deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding common stock will be able to elect all of our directors;
•authorize the issuance of "blank check" preferred stock that our board could issue to dilute the voting and economic rights of our common stock and to discourage a takeover attempt;
•provide the approval of our board of directors or a supermajority of stockholders is necessary to make, alter or repeal our amended and restated bylaws and that approval of a supermajority of stockholders is necessary to amend, alter or change certain provisions of our restated certificate of incorporation;
•establish advance notice requirements for stockholder nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of January 3, 2021, we owned or leased the following operating restaurant properties:

	Owned	Leased (1)	Total (2)
Restaurants:
Pollo Tropical	—	138	138
Taco Cabana	2	141	143
Total operating restaurants	2	279	281
(1)    Includes ten restaurants located in in-line or storefront locations.
(2)    Excludes restaurants operated by our Pollo Tropical and Taco Cabana franchisees.
As of January 3, 2021, we leased 100% of our Pollo Tropical restaurants and 99% of our Taco Cabana restaurants. We typically enter into leases (including renewal options) ranging from 35 to 45 years. The average remaining term for all leases for operating restaurant properties, including renewal options, was approximately 24 years as of January 3, 2021. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
As of January 3, 2021, we had no restaurants under development, 29 closed properties subleased to third parties, 12 closed properties under contract for future sublease or assignment to third parties, 17 closed properties available for sublease, and one owned and closed restaurant property which was available for sale or lease.
In addition to the restaurant locations, we lease approximately 21,000 square feet at 14800 Landmark Boulevard, Suite 500, Dallas, Texas which houses some of our executive offices and certain of our administrative functions. We also lease approximately 19,500 square feet at 7255 Corporate Center Drive, Miami, Florida, which house some of our executive offices and administrative operations for our Pollo Tropical restaurants. Additionally, we lease approximately 10,300 square feet of office space at 1077 Central Parkway South, Suite 600, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants. In addition, we lease an office facility located at 3220 Keller Springs Road, Suite 108, Carrollton, Texas, which is subleased to a third party.
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

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Select Market under the symbol "FRGI". On February 26, 2021, shares of our common stock outstanding were held by 410 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency.
Dividends
We did not pay any cash dividends during 2020 or 2019. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain the majority of available funds to fund the development and growth of our business or to use for other corporate related purposes such as the repayment of borrowings under our new senior credit facility. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends and distributions to us from our subsidiaries. Our new senior credit facility limits—and debt instruments that we and our subsidiaries may enter into in the future may limit—our ability to pay dividends to our stockholders.
Stock Performance Graph
The following performance graph compares our cumulative total stockholder return on our common stock with the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P Small Cap 600 Restaurant Index. We have elected to use the S&P Small Cap 600 Restaurant Index in compiling our stock performance graph because we believe that index represents a comparison to competitors with similar market capitalization as us. The graph and table below assume that $100 was invested on January 3, 2016, with dividends reinvested quarterly.
The trading price of our common stock on January 3, 2016, was $33.60 and the closing price of our common stock on December 31, 2020, the last trading day before our fiscal year end date of January 3, 2021, was $11.40.

Total Cumulative Shareholder Returns
	1/3/2016	1/1/2017	12/31/2017	12/30/2018	12/29/2019	1/3/2021
Fiesta Restaurant Group, Inc.	$100.00	$88.84	$56.55	$45.36	$28.21	$33.93
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
S&P Small Cap 600 Restaurants	100.00	106.80	106.81	111.42	126.10	141.12

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the years ended January 3, 2021; December 29, 2019; December 30, 2018; December 31, 2017; and January 1, 2017. The information in the following table should be read together with our audited consolidated financial statements and accompanying notes as of January 3, 2021, and December 29, 2019, and for the years ended January 3, 2021; December 29, 2019; and December 30, 2018, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 of this Annual Report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 29, 2019; December 30, 2018; December 31, 2017; and January 1, 2017, each contained 52 weeks. The fiscal year ended January 3, 2021, contained 53 weeks.

(Dollars in thousands, except share and per share data)	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017
Statement of operations data:
Revenues:
Restaurant sales	$552,797	$658,263	$685,925	$666,584	$708,956
Franchise royalty revenues and fees	2,006	2,680	2,672	2,548	2,814
Total revenues	554,803	660,943	688,597	669,132	711,770
Costs and expenses:
Cost of sales	170,513	207,453	218,946	202,888	214,609
Restaurant wages and related expenses (including stock-based compensation expense of $200, $195, $90, $52, and $142, respectively)	149,145	179,178	188,131	184,742	185,305
Restaurant rent expense(1)	45,361	47,805	36,034	36,936	37,493
Other restaurant operating expenses(1)	82,180	91,897	100,828	98,927	96,457
Advertising expense	14,839	23,179	23,695	26,091	26,800
General and administrative (including stock-based compensation expense of $3,284, $2,649, $3,379, $3,493, and $3,141, respectively)	53,077	56,195	54,525	59,633	54,826
Depreciation and amortization	38,206	39,195	37,604	34,957	36,776
Pre-opening costs	69	972	1,716	2,118	5,511
Impairment and other lease charges(2)	9,139	13,101	21,144	61,760	25,644
Goodwill impairment	—	67,909	—	—	—
Closed restaurant rent expense, net of sublease income(3)	6,487	4,163	—	—	—
Other expense (income), net(4)	(1,697)	1,041	(3,007)	2,190	1,130
Total operating expenses	567,319	732,088	679,616	710,242	684,551
Income (loss) from operations	(12,516)	(71,145)	8,981	(41,110)	27,219
Interest expense	4,756	3,872	3,966	2,877	2,171
Loss on extinguishment of debt	1,241	—	—	—	—
Income (loss) before income taxes	(18,513)	(75,017)	5,015	(43,987)	25,048
Provision for (benefit from) income taxes	(8,302)	9,369	(2,772)	(7,755)	8,336
Net income (loss)	$(10,211)	$(84,386)	$7,787	$(36,232)	$16,712

Per share data:
Earnings (loss) per common share—basic	$(0.40)	$(3.18)	$0.29	$(1.35)	$0.62
Earnings (loss) per common share—diluted	(0.40)	(3.18)	0.29	(1.35)	0.62
Weighted average shares outstanding:
Weighted average common shares outstanding—basic	25,341,415	26,500,356	26,890,577	26,821,471	26,682,227
Weighted average common shares outstanding—diluted	25,341,415	26,500,356	26,894,083	26,821,471	26,689,179
Other financial data:
Net cash provided by operating activities	$40,272	$65,032	$53,803	$50,820	$80,679
Net cash used for investing activities	8,412	(39,431)	(52,124)	(55,492)	(81,160)
Net cash provided by (used in) financing activities	(8,478)	(17,446)	(20)	4,075	(604)
Total capital expenditures	(18,369)	(41,247)	(57,850)	(55,866)	(82,365)

	Year Ended
(Dollars in thousands)	January 3, 2021	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017
Balance sheet data:
Total assets	$568,743	$568,641	$418,659	$423,313	$441,565
Working capital	19,117	(24,337)	(2,162)	(18,796)	(19,827)
Long-term debt, including current portion:
Term loan facility	71,485	—	—	—	—
Revolving credit facility	—	75,000	78,000	75,000	69,900
Lease financing obligations	—	—	—	—	1,664
Finance and capital leases	1,858	2,035	1,744	1,523	1,612
Total long-term debt	$73,343	$77,035	$79,744	$76,523	$73,176

Stockholders' equity	$147,781	$158,236	$240,059	$231,516	$264,175
Operating statistics:
Consolidated:
Restaurant-level Adjusted EBITDA(5)	$90,959	$108,946	$118,381	$117,462	$148,434
Restaurant-level Adjusted EBITDA margin(5)	16.5%	16.6%	17.3%	17.6%	20.9%
Adjusted EBITDA(5)	44,980	58,449	67,962	67,445	96,567
Adjusted EBITDA margin(5)	8.1%	8.8%	9.9%	10.1%	13.6%
Total company-owned restaurants (at end of period)	281	306	301	312	343
Pollo Tropical:
Company-owned restaurants (at end of period)	138	142	139	146	177
Average number of company-owned restaurants	138.9	140.4	148.5	159.7	169.8
Revenues:
Restaurant sales	$314,112	$361,693	$374,381	$372,328	$399,736
Franchise royalty revenues and fees	1,246	1,780	1,815	1,787	2,062
Total revenues	315,358	363,473	376,196	374,115	401,798
Average annual sales per company-owned restaurant(6)	2,220	2,576	2,521	2,331	2,354
Restaurant-level Adjusted EBITDA(5)	61,266	77,560	82,066	78,371	90,294
Restaurant-level Adjusted EBITDA margin(5)	19.5%	21.4%	21.9%	21.0%	22.6%
Adjusted EBITDA(5)	36,517	50,560	54,903	50,937	58,286
Adjusted EBITDA margin(5)	11.6%	13.9%	14.6%	13.6%	14.5%
Change in comparable company-owned restaurant sales(7)	(14.7)%	(1.8)%	2.2%	(6.5)%	(1.6)%

	Year Ended
(Dollars in thousands)	January 3, 2021	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017
Taco Cabana:
Company-owned restaurants (at end of period)	143	164	162	166	166
Average number of company-owned restaurants	146.2	163.7	168.8	167.2	163.3
Revenues:
Restaurant sales	$238,685	$296,570	$311,544	$294,256	$309,220
Franchise royalty revenues and fees	760	900	857	761	752
Total revenues	239,445	297,470	312,401	295,017	309,972
Average annual sales per company-owned restaurant(6)	1,605	1,812	1,846	1,760	1,894
Restaurant-level Adjusted EBITDA(5)	29,693	31,386	36,315	39,091	58,140
Restaurant-level Adjusted EBITDA margin(5)	12.4%	10.6%	11.7%	13.3%	18.8%
Adjusted EBITDA(5)	8,463	7,889	13,059	16,508	38,281
Adjusted EBITDA margin(5)	3.5%	2.7%	4.2%	5.6%	12.3%
Change in comparable company-owned restaurant sales(7)	(14.4)%	(4.1)%	4.5%	(7.3)%	(2.5)%
(1)    Due to the adoption of ASC 842, real estate taxes and fixed common area maintenance expenses for leased properties are included in restaurant rent expense for the years ended January 3, 2021, and December 29, 2019, and in other restaurant operating expenses for the year ended December 30, 2018, and prior years.
(2)    Impairment and other lease charges for the year ended January 3, 2021, primarily include impairment charges for three underperforming Pollo Tropical restaurants, two of which were closed in the third quarter of 2020, as well as two underperforming Taco Cabana restaurants, for which continued sales declines coupled with the impact of expected sales declines resulted in a decrease in the estimated future cash flows. Additionally, impairment charges consisted of the write-down of saucing islands and self-service soda machines that were removed from dining rooms as a result of COVID-19 and the write-down of assets held for sale to their fair value less costs to sell. Other lease charges for the year ended January 3, 2021, were primarily related to lease terminations for restaurant locations that we decided not to develop, net of a gain from lease terminations. Impairment and other lease charges for the year ended December 29, 2019, primarily include impairment charges for 19 Taco Cabana restaurants that were subsequently closed in January 2020, five of which were initially impaired in prior years, as well as previously closed Pollo Tropical restaurants and other underperforming Taco Cabana restaurants that we continue to operate. Net lease charge recoveries for the year ended December 29, 2019, were primarily related to lease terminations for previously closed restaurants. Impairment charges for the year ended December 30, 2018, primarily include impairment charges for 14 Pollo Tropical restaurants that were closed in 2018, two of which were initially impaired in 2017, nine Taco Cabana locations that were closed in 2018, one of which was initially impaired in 2017, and one Pollo Tropical and six Taco Cabana locations that we continued to operate. Other lease charges, net of recoveries, for the year ended December 30, 2018, were primarily related to restaurants that closed in 2018 and net recoveries related to restaurants and an office location that closed in prior years. Impairment charges for the year ended December 31, 2017, primarily include impairment charges for 40 Pollo Tropical restaurants that were closed in 2017, seven of which were initially impaired in 2016, six Taco Cabana restaurants that were closed in 2017, four of which were initially impaired in 2016, two Pollo Tropical restaurants and five Taco Cabana restaurants which we continued to operate and an office location that was closed in December 2017. Other lease charges, net of recoveries, for the year ended December 31, 2017, were related primarily to restaurants and an office location that were closed in 2017 as well as previously closed restaurants. Impairment and other lease charges for the year ended January 1, 2017, primarily include impairment charges for 17 Pollo Tropical restaurants that were closed in 2016 and 2017, and seven Taco Cabana restaurants, four of which were subsequently closed in 2017 and three of which we continued to operate. Other lease charges, net of recoveries, for the year ended January 1, 2017, were related to restaurants closed in 2016 as well as previously closed restaurants.
(3)    Closed restaurant rent expense, net of sublease income for the year ended January 3, 2021, primarily includes closed restaurant lease costs of $11.8 million partially offset by sublease income of $(5.3) million. Closed restaurant rent expense, net of sublease income for the year ended December 29, 2019, primarily includes closed restaurant lease costs of $8.2 million partially offset by sublease income of $(4.0) million. As a result of adopting ASC 842, lease costs related to closed restaurants are recorded as closed restaurant rent for the years ended January 3, 2021, and December 29, 2019. These costs were previously recorded as lease charges within impairment and other lease charges when a restaurant closed.
(4)    Other expense (income), net for the year ended January 3, 2021, primarily includes total gains of $(3.8) million on the sale-leaseback of seven restaurant properties and the sale of six restaurant properties, partially offset by costs for the removal, transfer and storage of equipment from closed restaurants of $1.5 million and the write-off of site development costs of $0.7 million. Other expense (income), net for the year ended December 29, 2019, primarily includes costs for the removal, transfer and storage of equipment from closed restaurants of $0.8 million and the write-off of site development costs of $0.1 million. Other expense (income), net for the year ended December 30, 2018, primarily includes $(3.5) million in insurance recoveries related to the Hurricanes and total gains of $(1.2) million on the sale of three restaurant properties, partially offset by the write-off of site development costs of $0.6 million and severance related to the closure of restaurants and costs for the removal, transfer and storage of equipment from closed restaurants of $1.1 million. Other expense (income), net for the year ended December 31, 2017, primarily includes $2.1 million in costs for the removal of signs and equipment and equipment transfers and storage related to the closure of restaurants and severance for closed restaurant employees, and $0.5 million in food donated to charitable organizations, partially offset by $(0.4) million in additional proceeds received related to two Taco Cabana locations as a result of eminent domain proceedings, $(0.3) million in expected insurance proceeds related to a Taco Cabana restaurant that was temporarily closed due to a fire, and $(0.2) million in estimated insurance recoveries related to a restaurant closed due to Hurricane Harvey damage. Other expense (income), net for the year ended January 1, 2017, includes costs for the removal of signs and equipment related to the closure of 10 Pollo Tropical restaurants in the fourth quarter of 2016 partially offset by additional proceeds related to a location that closed in 2015 as a result of an eminent domain proceeding.
(5)    Consolidated Adjusted EBITDA and margin and Restaurant-level Adjusted EBITDA and margin, are non-GAAP financial measures. Prior to the second quarter of 2017, Adjusted EBITDA and Consolidated Adjusted EBITDA were defined as earnings before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, and other expense (income), net. In 2017, our board of directors appointed a new Chief Executive Officer who initiated the Strategic Renewal Plan and uses an Adjusted EBITDA measure for the purpose of assessing performance and allocating resources to segments. The Adjusted EBITDA measure used by the chief operating decision maker includes adjustments for significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants. Beginning in the second quarter of 2017, the primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is now defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Adjusted EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. Consolidated Adjusted EBITDA margin and Adjusted EBITDA margin are derived by dividing Consolidated Adjusted EBITDA and Adjusted EBITDA by total revenues and segment revenues, respectively.
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

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA and Restaurant-level Adjusted EBITDA is presented below:

	Year Ended
(Dollars in thousands)	January 3, 2021	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017
Net income (loss)	$(10,211)	$(84,386)	$7,787	$(36,232)	$16,712
Provision for (benefit from) income taxes	(8,302)	9,369	(2,772)	(7,755)	8,336
Income (loss) before taxes	(18,513)	(75,017)	5,015	(43,987)	25,048
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	38,206	39,195	37,604	34,957	36,776
Impairment and other lease charges	9,139	13,101	21,144	61,760	25,644
Goodwill impairment	—	67,909	—	—	—
Interest expense	4,756	3,872	3,966	2,877	2,171
Closed restaurant rent expense, net of sublease income	6,487	4,163	—	—	—
Loss on extinguishment of debt	1,241	—	—	—	—
Other expense (income), net	(1,697)	1,041	(3,007)	2,190	1,130
Stock-based compensation expense in restaurant wages	200	195	90	52	142
Unused pre-production costs in advertising expense(a)	—	—	—	410	—
Total non-general and administrative expense adjustments	58,332	129,476	59,797	102,246	65,863
General and administrative expense adjustments:
Stock-based compensation expense	3,284	2,649	3,379	3,493	3,141
Terminated capital project(b)	—	—	—	849	—
Board and shareholder matter costs(c)	—	—	(597)	3,049	1,580
Restructuring costs and retention bonuses(d)	1,107	964	545	2,420	86
Office restructuring and relocation costs(e)	—	—	—	(152)	539
Legal settlements and related costs(f)	—	—	(177)	(473)	310
Digital and brand repositioning costs(g)	770	377	—	—	—
Total general and administrative expense adjustments	5,161	3,990	3,150	9,186	5,656
Consolidated Adjusted EBITDA	44,980	58,449	67,962	67,445	96,567
Add:
Pre-opening costs	69	972	1,716	2,118	5,511
General and administrative(h)	47,916	52,205	51,375	50,447	49,170
Less:
Franchise royalty revenue and fees	2,006	2,680	2,672	2,548	2,814
Restaurant-level Adjusted EBITDA:
Pollo Tropical	$61,266	$77,560	$82,066	$78,371	$90,294
Taco Cabana	29,693	31,386	36,315	39,091	58,140
Consolidated	90,959	108,946	118,381	117,462	148,434
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
(d)    Restructuring costs and retention bonuses for the year ended January 3, 2021, include severance costs related to terminations in response to the COVID-19 pandemic. Restructuring costs and retention bonuses for the years ended December 29, 2019, and January 1, 2017, include severance related to eliminated positions. Restructuring costs and retention bonuses for the years ended December 30, 2018, and December 31, 2017, include severance related to the Strategic Renewal Plan and reduction in force and bonuses paid to certain employees for retention purposes.
(e)    Office restructuring and relocation costs for the years ended December 31, 2017, and January 1, 2017, include severance and relocation adjustments and costs associated with the prior-year restructuring of Pollo Tropical brand and corporate offices.
(f)    Legal settlements and related costs for the year ended December 30, 2018, include reductions to final settlement amounts related to litigation matters. Legal settlements and related costs for the years ended December 31, 2017, and January 1, 2017, include benefits or costs related to litigation matters.
(g)    Digital and brand repositioning costs for the years ended January 3, 2021, and December 29, 2019, include consulting costs related to repositioning the digital experience for our customers.
(h)    Excludes general and administrative adjustments included in Adjusted EBITDA.

(6)    Average annual sales per company-owned restaurant are derived by dividing restaurant sales for the applicable segment by the average number of company-owned and operated restaurants. For comparative purposes, the calculation of average annual sales per company-owned restaurant is based on a 52-week fiscal year. Restaurant sales data for the extra week in the fiscal year ended January 3, 2021, have been excluded for purposes of calculating average annual sales per company-owned restaurant.
(7)    Restaurants are included in comparable restaurant sales after they have been open for 18 months. Restaurants are excluded from comparable restaurant sales for any fiscal month in which the restaurant was closed for more than five days. Comparable restaurant sales are compared to the same period in the prior year. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week fiscal year. Restaurant sales for the extra week in the fiscal year ended January 3, 2021, have been excluded for purposes of calculating the change in comparable company-owned restaurant sales.

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
We use a 52- or 53-week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 29, 2019; December 30, 2018; December 31, 2017; and January 1, 2017, each contained 52 weeks. The fiscal year ended January 3, 2021 contained 53 weeks. The next fiscal year to contain 53 weeks will be the fiscal year ending January 3, 2027.

Company Overview
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items, while our Taco Cabana restaurants specialize in Mexican-inspired food with most items made fresh. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of January 3, 2021, our restaurants included 138 Pollo Tropical restaurants in Florida and 143 Taco Cabana restaurants in Texas for a total of 281 restaurants.
We franchise our Pollo Tropical restaurants primarily in international markets, and as of January 3, 2021, we had 23 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, and the Bahamas, and five on college campuses and one at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of January 3, 2021, we had six franchised Taco Cabana restaurants located in New Mexico.

Events Affecting Our Results of Operations
COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic has affected and is continuing to affect the restaurant industry and the economy. In response to COVID-19 and in compliance with governmental restrictions, we closed the dining room seating areas in all Pollo Tropical and Taco Cabana restaurants, limiting service to take-out, drive-thru, and delivery operations beginning in mid-March 2020. We also temporarily closed three Pollo Tropical locations due to the impact of the restrictions on sales, one of which was reopened during the second quarter of 2020 and two of which were subsequently permanently closed in August 2020. We began opening certain dining rooms at 50% capacity with the easing of municipality restrictions during the second quarter of 2020; however, we temporarily closed all dining rooms on July 12, 2020, in response to increased COVID-19 infection rates in both Texas and Florida. We began re-opening certain dining rooms and patios with limited capacity and hours at both brands and the state of Florida removed restaurant capacity restrictions at the end of September 2020. We opened approximately 25 dining rooms with limited hours and capacity at both brands and opened approximately 75 patios at Taco Cabana in the fourth quarter of 2020. We are evaluating opening additional dining rooms with limited hours at Pollo Tropical and Taco Cabana. Comparable restaurant sales at both Pollo Tropical and Taco Cabana restaurants declined in 2020 compared to the prior year as a result of the pandemic. However, both brands experienced sequential comparable restaurant sales improvement in the third and fourth quarters of 2020 compared to the second quarter of 2020.
As we continue to prioritize the well-being of our team members and guests during this pandemic, we believe we are also creating a better business model that is easier and safer for our consumers. We currently do not expect sales trends to significantly deteriorate further, although there can be no assurance that sales trends will not deteriorate further, and we have implemented measures to control costs. We have also implemented a number of changes to maximize sales, maintain service, and improve liquidity:
•We have adjusted our operating model to better meet our customers' needs during the COVID-19 crisis. We have also adjusted staffing models to match shifting traffic and channel patterns of our guests and to improve efficiency.
•We are maximizing off-premise sales opportunities. We significantly increased the number of delivery service providers that offer our brands during the first quarter of 2020, modified our menus, and worked with a third party to enhance our online ordering and mobile apps including curbside pickup features. We launched curbside pickup for both brands in July 2020.
•We reduced our 2020 capital expenditures to $18.4 million as compared to $41.2 million in 2019.
•We terminated or furloughed and subsequently terminated approximately 55 support personnel positions representing annualized general and administrative savings of approximately $4.1 million. Additionally, the salaries for all vice-presidents and executives were reduced by 10% to 35% for the second quarter of 2020.
•We sold six restaurant properties and completed seven sale-leaseback transactions in 2020. We have completed one sale-leaseback transaction in the first quarter of 2021 through March 4, 2021, and currently have offers or contracts in place for the sale or sale-leaseback of our two remaining owned properties, although there can be no assurance that any such sale will be consummated. Net proceeds from the transactions that occurred prior to November 23, 2020, were used to reduce the outstanding revolving credit borrowings and availability under our former amended senior credit facility (as defined below).
•We repaid and terminated our former amended senior credit facility and entered into a new senior credit facility with a five-year maturity and a minimum liquidity covenant (as defined in the new senior credit facility) until January 3, 2022, which we believe provides us with more flexibility.
We incurred additional costs related to the COVID-19 pandemic totaling an estimated $4.3 million during the year ended January 3, 2021, including additional labor costs such as COVID-19 special incentive pay, quarantine pay and overtime to cover for employees in quarantine, as well as COVID-19 testing costs and additional operating expenses for safety related supplies including masks, cleaning supplies and sanitizer. Although we discontinued COVID-19 special incentive pay after the second quarter of 2020, we expect many of the other COVID-19 related costs to continue during the pandemic.
Restaurant Closures
As a result of restaurant portfolio reviews, we closed 19 underperforming Taco Cabana restaurants in January 2020, all of which were impaired in prior years. Additionally, we closed one Pollo Tropical restaurant as a result of landlord redevelopment that was not compatible with our use in the first quarter of 2020, two underperforming Pollo Tropical restaurants in the third quarter of 2020, and one Taco Cabana restaurant at the end of its lease term in the fourth quarter of 2020. In addition, we closed and sold one owned Pollo Tropical restaurant and two owned Taco Cabana restaurants in the third and fourth quarters of 2020 to generate additional cash to reduce our outstanding borrowings under our former amended senior credit facility.
New Senior Credit Facility
On November 23,2020, we entered into a new senior secured credit agreement (the "new senior credit facility") that provides for a term loan of $75.0 million and a revolving credit facility of $10.0 million. The new senior credit facility matures on November 23, 2025. We borrowed $75.0 million in term loan borrowings subject to a 2.0% original issue discount on November 23, 2020, and the revolving credit facility is undrawn as of January 3, 2021. Revolving credit borrowings under our former amended senior credit facility were fully repaid using proceeds from the term loan borrowings. See Note 8 to our consolidated financial statements and Senior Credit Facility under Liquidity and Capital Resources in this MD&A for a further discussion.

Executive Summary—Consolidated Operating Performance for the Year Ended January 3, 2021
Our fiscal year 2020 results include the following:
•We recognized a net loss of $(10.2) million in 2020, or $(0.40) per diluted share, compared to a net loss of $(84.4) million, or $(3.18) per diluted share in 2019, due in part to a $67.9 million goodwill impairment charge for the Taco Cabana reporting unit and a $13.5 million charge to establish a valuation allowance on our deferred income tax assets in 2019, as well as an income tax benefit in 2020 related to adjusting our deferred tax asset valuation allowance and reclassifying certain assets as qualified improvement property and other changes to depreciation methods for certain assets in conjunction with filing our 2019 federal income tax return in 2020. Lower advertising and repair and maintenance expense in 2020 and the extra week in our 2020 fiscal year contributed to the reduction in net loss in 2020, partially offset by the impact of declines in comparable restaurant sales at both brands in 2020, higher delivery fees in 2020, and additional costs related to the COVID-19 pandemic. In addition, gains from the sale-leaseback and sale of property, lower general and administrative expenses and other impairment charges, as well as favorable operating and labor efficiencies at both brands in 2020, positively contributed to the reduction of the net loss in 2020.
•Total revenues decreased 16.1% in 2020 to $554.8 million from $660.9 million in 2019, driven primarily by a decrease in comparable restaurant sales at both brands (including as a result of the impact of COVID-19), and the impact of closing 19 underperforming Taco Cabana restaurants in the first quarter of 2020, partially offset by the extra week in our 2020 fiscal year. Comparable restaurant sales decreased 14.7% for our Pollo Tropical restaurants resulting from a decrease in comparable restaurant transactions of 22.1% and an increase in the net impact of product/channel mix and pricing of 7.4%. Comparable restaurant sales decreased 14.4% for our Taco Cabana restaurants resulting from a decrease in comparable restaurant transactions of 22.1% and an increase in the net impact of product/channel mix and pricing of 7.7%.
•Consolidated Adjusted EBITDA decreased $13.5 million for the twelve months ended January 3, 2021, to $45.0 million compared to $58.4 million for the twelve months ended December 29, 2019, driven primarily by the impact of lower restaurant sales and higher delivery fee expense and additional costs related to the COVID-19 pandemic in 2020, partially offset by lower advertising and general and administrative expenses, favorable operating and labor efficiencies, the impact of the closure of unprofitable restaurants in the first quarter of 2020, and the additional week in 2020. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."
•The COVID-19 pandemic had the largest impact on our first and second quarters. Comparable restaurant sales improved sequentially in the third and fourth quarters. In addition, we made changes that resulted in improved Restaurant-level Adjusted EBITDA margins in the third and fourth quarters of 2020 compared to the same periods in the prior year. Restaurant-level Adjusted EBITDA is a non-GAAP financial measure. For a discussion of our use of Restaurant-level Adjusted EBITDA and a reconciliation from net income (loss) to Restaurant-level Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants in each fiscal year:

	2020			2019			2018
	Owned	Franchised	Total	Owned	Franchised	Total	Owned	Franchised	Total
Pollo Tropical:
Beginning of year	142	32	174	139	30	169	146	31	177
New	—	2	2	3	2	5	7	—	7
Closed	(4)	(5)	(9)	—	—	—	(14)	(1)	(15)
End of year	138	29	167	142	32	174	139	30	169

Taco Cabana:
Beginning of year	164	8	172	162	8	170	166	7	173
New	1	—	1	3	—	3	7	1	8
Closed	(22)	(2)	(24)	(1)	—	(1)	(11)	—	(11)
End of year	143	6	149	164	8	172	162	8	170
The following table sets forth, for the years ended January 3, 2021; December 29, 2019; and December 30, 2018, selected consolidated operating results as a percentage of consolidated restaurant sales and selected segment operating results as a percentage of applicable segment restaurant sales:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018	January 3, 2021	December 29, 2019	December 30, 2018	January 3, 2021	December 29, 2019	December 30, 2018
	Pollo Tropical			Taco Cabana			Consolidated
Restaurant sales:
Pollo Tropical							56.82%	54.95%	54.58%
Taco Cabana							43.18%	45.05%	45.42%
Consolidated restaurant sales							100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.9%	31.8%	32.9%	29.5%	31.1%	30.8%	30.8%	31.5%	31.9%
Restaurant wages and related expenses	23.7%	23.5%	23.2%	31.3%	31.8%	32.5%	27.0%	27.2%	27.4%
Restaurant rent expense	7.2%	6.1%	4.7%	9.5%	8.7%	6.0%	8.2%	7.3%	5.3%
Other restaurant operating expenses	15.1%	13.8%	13.8%	14.6%	14.2%	15.8%	14.9%	14.0%	14.7%
Advertising expense	2.7%	3.4%	3.5%	2.7%	3.6%	3.4%	2.7%	3.5%	3.5%
Pre-opening costs	—%	0.1%	0.2%	—%	0.2%	0.3%	—%	0.1%	0.3%
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
Total revenues decreased 16.1% to $554.8 million in 2020 from $660.9 million in 2019, while the 2019 total revenues represent a decrease of 4.0% from $688.6 million in 2018. Restaurant sales decreased 16.0% to $552.8 million in 2020 from $658.3 million in 2019, while 2019 restaurant sales represent a decrease of 4.0% from $685.9 million in 2018.

The following table presents the primary drivers of the increase or decrease in restaurant sales for both Pollo Tropical and Taco Cabana (in millions):

	2020 vs. 2019	2019 vs. 2018
Pollo Tropical:
Decrease in comparable restaurant sales	$(51.7)	$(6.3)
Decrease in sales related to closed restaurants, net of new restaurants and other	(1.7)	(6.4)
Additional week in 2020	5.8	—
Total decrease	$(47.6)	$(12.7)

Taco Cabana:
Decrease in comparable restaurant sales	$(38.5)	$(12.0)
Decrease in sales related to closed restaurants, net of new restaurants and other	(23.5)	(3.0)
Additional week in 2020	4.1	—
Total decrease	$(57.9)	$(15.0)
Restaurants are included in comparable restaurant sales after they have been open for 18 months. Restaurants are excluded from comparable restaurant sales for any fiscal month in which the restaurant was closed for more than five days. Comparable restaurant sales are compared to the same period in the prior year. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week fiscal year. Restaurant sales for the extra week in the fiscal year ended January 3, 2021 have been excluded for purposes of calculating the change in comparable company-owned restaurant sales. Comparable restaurant sales in 2020 for both brands were negatively impacted by COVID-19. However, both brands experienced sequential comparable restaurant sales improvement in the third and fourth quarters of 2020 compared to comparable restaurant sales in the second quarter of 2020. We believe our significant mix of dine-in sales prior to the pandemic had a negative impact on comparable restaurant sales.
Comparable restaurant sales decreased 14.7% and 14.4% for Pollo Tropical and Taco Cabana restaurants, respectively, in 2020. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by changes in sales channel and sales mix, and to a lesser extent, menu price increases net of discounts and promotions.
For Pollo Tropical, a decrease in comparable restaurant transactions of 22.1% was partially offset by an increase in the net impact of product/channel mix and pricing of 7.4% in 2020 compared to 2019. The increase in product/channel mix and pricing was driven primarily by increases in delivery and drive-thru average check and sales channel penetration, and menu price increases of 0.4%.
For Taco Cabana, a decrease in comparable restaurant transactions of 22.1% was partially offset by an increase in the net impact of product/channel mix and pricing of 7.7% in 2020 compared to 2019. The increase in product/channel mix and pricing was driven primarily by increases in drive-thru and delivery sales channel penetration and growth in average check for drive-thru compared to last year due in part to an increase in transactions that include alcohol and menu price increases of 0.9%.
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
For Taco Cabana, a decrease in comparable restaurant transactions of 5.7% was partially offset by an increase in average check of 1.6% in 2019 compared to 2018. The increase in average check was driven primarily by menu price increases of 2.0% and the introduction of higher priced shareables in 2019 partially offset by sales mix. We simplified the Taco Cabana menu in the fourth quarter of 2019 to improve execution. The menu simplification efforts included removal of certain menu items and limited other items to certain dayparts. While the menu simplification improved guest satisfaction and reduced order cycle times, the reduced menu resulted in a greater than anticipated transaction decline. We re-introduced select items to the menu and expanded dayparts in the first quarter of 2020 to increase sales while maintaining the operational improvements provided by the menu simplification.
Franchise revenues decreased $0.7 million to $2.0 million in 2020 compared to 2019 due to lower sales at franchised restaurants as a result of COVID-19. Franchise revenues remained flat in 2019 compared to 2018.
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
Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related taxes and benefits are subject to inflation, including minimum wage increases and changes in costs for health insurance, workers' compensation insurance and state unemployment insurance.
Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are utilities, repairs and maintenance, general liability insurance, sanitation, supplies and credit card and delivery fees. In addition, for periods prior to fiscal 2019, other restaurant operating expenses include real estate taxes related to our leases characterized as operating leases.
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

	2020 vs. 2019	2019 vs. 2018
Pollo Tropical:
Cost of sales(1):
Sales mix	0.8%	1.1%
Lower rebates and discounts from suppliers	0.3%	—%
Menu offering improvement and impact of commodity costs	0.1%	(1.5)%
Operating efficiencies	(1.0)%	(0.6)%
Higher (lower) promotions and discounts	(0.2)%	0.4%
Menu price increases	(0.2)%	(0.5)%
Other(2)	0.3%	—%
Net increase (decrease) in cost of sales as a percentage of restaurant sales	0.1%	(1.1)%

Restaurant wages and related expenses:
Higher labor costs due to COVID-19(3)	0.5%	—%
Higher labor costs for comparable restaurants(1)(4)	—%	0.7%
Lower labor costs due to labor efficiencies	(0.3)%	—%
Lower labor costs due to restaurant closures, net of new restaurants	—%	(0.5)%
Other	—%	0.1%
Net increase in restaurant wages and related expenses as a percentage of restaurant sales	0.2%	0.3%

Other operating expenses:
Higher delivery fees	1.5%	0.4%
Lower repairs and maintenance costs	(0.3)%	—%
Contracted cleaning services	—%	0.5%
Real estate tax classification(5)	—%	(1.0)%
Other	0.1%	0.1%
Net change in other restaurant operating expenses as a percentage of restaurant sales	1.3%	—%

Advertising expense:
Reduced advertising	(0.7)%	(0.1)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.7)%	(0.1)%

Pre-opening costs:
Decrease in number of restaurant openings	(0.1)%	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%	(0.1)%
(1)    Includes costs related to the Strategic Renewal Plan (the "Plan") in 2018.
(2)    Other consists of any other driver with an impact of less than 20 basis points.
(3)    Primarily includes the impact of COVID-19 related special incentive pay and quarantine pay, which is partially offset (0.1%) by lower incentive bonus resulting from the special incentive pay.
(4)    Includes the impact of higher wage rates and overtime due to labor shortages in 2019.
(5)    Due to the adoption of ASC 842, real estate taxes are included in rent expense in 2020 and 2019 and in other operating expenses in 2018.

	2020 vs. 2019	2019 vs. 2018
Taco Cabana:
Cost of sales(1):
Menu offering improvement and higher (lower) commodity costs	(1.5)%	1.0%
Operating efficiencies	(0.7)%	—%
Higher (lower) promotions and discounts	(0.5)%	0.5%
Menu price increases	(0.3)%	(0.6)%
Sales mix	1.1%	(0.5)%
Lower rebates and discounts from suppliers	0.3%	—%
Other	—%	(0.1)%
Net increase (decrease) in cost of sales as a percentage of restaurant sales	(1.6)%	0.3%

Restaurant wages and related expenses:
Lower labor costs due to labor efficiencies	(1.4)%	(0.2)%
Higher labor costs due to COVID-19(2)	0.7%	—%
Higher (lower) incentive bonus costs	0.2%	(0.4)%
Other	—%	(0.1)%
Net decrease in restaurant wages and related expenses as a percentage of restaurant sales	(0.5)%	(0.7)%

Other operating expenses:
Higher delivery fees	0.9%	0.2%
Higher (lower) repairs and maintenance	(0.4)%	0.3%
Real estate tax classification(3)	—%	(1.7)%
Lower security costs	(0.1)%	(0.2)%
Other	—%	(0.2)%
Net increase (decrease) in other restaurant operating expenses as a percentage of restaurant sales	0.4%	(1.6)%

Advertising expense:
Increased (reduced) advertising	(0.9)%	0.2%
Net increase (decrease) in advertising expense as a percentage of restaurant sales	(0.9)%	0.2%

Pre-opening costs:
Decrease in number of restaurant openings	(0.2)%	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.2)%	(0.1)%
(1)    Includes costs related to the Plan in 2018.
(2)    Primarily includes the impact of COVID-19 related special incentive pay and quarantine pay, which is partially offset (0.1%) by lower incentive bonus resulting from the special incentive pay.
(3)    Due to the adoption of ASC 842, real estate taxes are included in rent expense in 2020 and 2019 and in other operating expenses in 2018.
Consolidated Restaurant Rent Expense. Beginning in fiscal 2019, restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. For periods prior to the adoption of ASC 842 at the beginning of fiscal 2019, restaurant rent expense included base rent and contingent rent on our leases characterized as operating leases, reduced by amortization of gains on sale-leaseback transactions. Restaurant rent expense, as a percentage of total restaurant sales, increased to 8.2% in 2020 from 7.3% in 2019, due primarily to the impact of lower comparable restaurant sales. Restaurant rent expense, as a percentage of total restaurant sales, was 7.3% in 2019 compared to 5.3% in 2018, due primarily to a $3.3 million increase in rent expense as a result of no longer amortizing gains on sale-leaseback transactions, the inclusion of property taxes and common area maintenance costs related to our leases characterized as operating leases, and the impact of lower comparable restaurant sales.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees, corporate system costs, and stock-based compensation expense.
General and administrative expenses decreased to $53.1 million in 2020 from $56.2 million in 2019, and as a percentage of total revenues, were 9.6% in 2020 and 8.5% in 2019 due primarily to the impact of lower total revenues partially offset by lower management support costs primarily as a result of headcount reductions in the second quarter of 2020, reduced travel and other cost savings initiatives. General and administrative expenses in 2020 also included $1.1 million related to severance costs associated with positions eliminated in response to the COVID-19 pandemic, $0.8 million related to digital and brand repositioning costs, and $0.1 million related to search fees for senior executive positions. General and administrative expense in 2019 included $1.0 million related to restructuring costs due to eliminated or relocated positions, $0.4 million related to digital and brand repositioning costs and $0.5 million related to search fees for senior executive positions.
General and administrative expenses increased to $56.2 million in 2019 from $54.5 million in 2018, and as a percentage of total revenues, were 8.5% in 2019 and 7.9% in 2018 due primarily to the impact of lower total revenues on higher general and administrative expenses including investments in off-premise support in 2019. General and administrative expense in 2019 also included $1.0 million related to restructuring costs due to eliminated or relocated positions, $0.4 million related to digital and brand repositioning costs and $0.5 million related to search fees for senior executive positions. General and administrative expenses in 2018 included $0.5 million related to the Strategic Renewal Plan restructuring costs and retention bonuses, $0.4 million related to discontinuing certain services, $1.0 million related to system implementation and project-oriented advisory services and $1.0 million related to severance costs and executive and board member searches, partially offset by the benefit of fee reductions and final insurance recoveries totaling $0.6 million related to 2017 shareholder activism matters and reductions to final settlement amounts related to a litigation matter of $0.2 million.
Adjusted EBITDA. Adjusted EBITDA is the primary measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance and is defined as earnings attributable to the applicable segment before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants.
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
Adjusted EBITDA for Pollo Tropical restaurants decreased to $36.5 million, or 11.6% of total revenues, in 2020 from $50.6 million, or 13.9% of total revenues, in 2019 due primarily to the impact of lower restaurant sales, including the impact of COVID-19, higher delivery fee expense, and additional costs related to the COVID-19 pandemic, partially offset by lower advertising expense, labor costs as a percentage of restaurant sales due to labor efficiencies, certain other operating expenses, and general and administrative expenses. Adjusted EBITDA for our Taco Cabana restaurants increased to $8.5 million, or 3.5% of total revenues, in 2020 from $7.9 million, or 2.7% of total revenues, in 2019 due primarily to lower cost of sales as a percentage of restaurant sales, advertising expenses, certain other operating expenses, labor costs as a percentage of restaurant sales due to labor efficiencies, the impact of the closure of unprofitable restaurants in the first quarter of 2020 and lower general and administrative expenses, partially offset by the impact of lower restaurant sales, including the impact of COVID-19, higher delivery fee expense and additional costs related to the COVID-19 pandemic. In addition, we estimate the additional week of sales in our fiscal 2020 had a $1.7 million and $1.2 million favorable impact on Adjusted EBITDA for Pollo Tropical and Taco Cabana, respectively, in 2020.
Adjusted EBITDA for Pollo Tropical restaurants decreased to $50.6 million (which includes the negative impact of a $1.5 million increase in rent expense as a result of adopting ASC 842 and the estimated negative impact of Hurricane Dorian of $0.6 million), or 13.9% of total revenues, in 2019 from $54.9 million, or 14.6% of total revenues, in 2018 due primarily to the impact of lower restaurant sales, including the impact of Hurricane Dorian, and higher rent expense, contracted cleaning services, delivery fees and general and administrative expenses, partially offset by lower cost of sales as a percentage of restaurant sales. Adjusted EBITDA for our Taco Cabana restaurants decreased to $7.9 million (which includes the negative impact of a $1.9 million increase in rent expense as a result of adopting ASC 842), or 2.7% of total revenues, in 2019 from $13.1 million, or 4.2% of total revenues, in 2018 due primarily to the impact of lower restaurant sales and higher rent expense, cost of sales as a percentage of restaurant sales, delivery fees, and general and administrative expenses, partially offset by lower restaurant wages and related expenses as a percentage of restaurant sales.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical was $61.3 million (19.5% of restaurant sales), $77.6 million (which includes the negative impact of a $1.5 million increase in rent expense as a result of adopting ASC 842 and the estimated negative impact of Hurricane Dorian of $0.6 million) (21.4% of restaurant sales), and $82.1 million (21.9% of restaurant sales) in 2020, 2019, and 2018, respectively. Restaurant-level Adjusted EBITDA for Taco Cabana was $29.7 million (12.4% of restaurant sales), $31.4 million (which includes the negative impact of a $1.9 million increase in rent expense as a result of adopting ASC 842) (10.6% of restaurant sales), and $36.3 million (11.7% of restaurant sales) in 2020, 2019, and 2018, respectively. The changes in Restaurant-level Adjusted EBITDA were primarily due to the foregoing. In addition, we estimate the additional week of sales in our fiscal 2020 had a $2.0 million and $1.4 million favorable impact on Restaurant-level Adjusted EBITDA for Pollo Tropical and Taco Cabana, respectively, in 2020. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $38.2 million in 2020 from $39.2 million in 2019 due primarily to decreased depreciation as a result of impairing closed restaurant assets, partially offset by an increase in depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants. Depreciation and amortization expense increased to $39.2 million in 2019 from $37.6 million in 2018 primarily as a result of increased depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants, partially offset by a decrease in depreciation as a result of impairing closed restaurant assets.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $9.1 million in 2020 from $13.1 million in 2019.
Impairment and other lease charges in 2020 for Pollo Tropical include impairment charges of $7.3 million related primarily to the impairment of assets from three underperforming Pollo Tropical restaurants, two of which we closed in the third quarter of 2020, the write-down of saucing islands and self-service soda machines that are being removed from dining rooms as a result of COVID-19, and the write-down of assets held for sale to their fair value less costs to sell, and lease termination charges of $0.9 million for restaurant locations we decided not to develop, net of a gain from lease terminations of $(0.2) million. Impairment and other lease charges in 2020 for Taco Cabana include impairment charges of $1.1 million related primarily to the write-down of assets held for sale to their fair value less costs to sell and the impairment of assets for two underperforming Taco Cabana restaurants that we continue to operate, and two offsetting lease terminations.
Impairment and other lease charges decreased to $13.1 million in 2019 from $21.1 million in 2018. Impairment and other lease charges in 2019 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $0.8 million and $13.2 million, respectively, and net lease charge recoveries for Pollo Tropical and Taco Cabana restaurants of $(0.8) million and $(0.1) million, respectively. Impairment charges in 2019 also included right-of-use assets and were related primarily to 19 Taco Cabana restaurants that were subsequently closed in January 2020, five of which were initially impaired in prior years, as well as previously closed Pollo Tropical restaurants and other underperforming Taco Cabana restaurants that we continued to operate, while the net lease charge recoveries were related primarily to lease terminations for previously closed restaurants.
Impairment and other lease charges in 2018 consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $13.1 million and $6.0 million, respectively, and lease and other charges for Pollo Tropical and Taco Cabana restaurants (as well as a Taco Cabana office location) of $0.5 million and $1.6 million, respectively, net of recoveries. Impairment charges in 2018 were related primarily to 14 Pollo Tropical restaurants that were closed in 2018, two of which were initially impaired in 2017, nine Taco Cabana restaurants that were closed in 2018, one of which was initially impaired in 2017, two Taco Cabana restaurants that were closed in 2020, and one Pollo Tropical restaurant and four Taco Cabana restaurants that we continued to operate. Other lease charges, net of recoveries, in 2018 were related primarily to restaurants and an office location that were closed in 2018 as well as previously closed restaurants.
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
For four Pollo Tropical restaurants and four Taco Cabana restaurants with combined carrying values (excluding right-of-use lease assets) of $2.8 million and $1.4 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, one Pollo Tropical restaurant and one Taco Cabana restaurant with combined carrying values (excluding right-of-use lease assets) of $1.9 million and $0.9 million, respectively, have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Goodwill Impairment. Goodwill impairment was $67.9 million in 2019 and consisted of non-cash impairment charges to write down the value of goodwill for the Taco Cabana reporting unit.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $6.5 million in 2020 and consisted of closed restaurant rent and ancillary lease costs of $6.9 million and $4.9 million net of sublease income of $(4.8) million and $(0.5) million for Pollo Tropical and Taco Cabana, respectively.
Closed restaurant rent expense, net of sublease income was $4.2 million in 2019 and consisted of closed restaurant rent and ancillary lease costs of $6.8 million and $1.4 million net of sublease income of $(3.4) million and $(0.5) million for Pollo Tropical and Taco Cabana, respectively.
Other Expense (Income), Net. Other expense (income), net was $(1.7) million in 2020 and primarily consisted of total gains of $(3.8) million on the sale-leaseback of seven restaurant properties and the sale of six restaurant properties, partially offset by $1.5 million in costs for the removal, transfer and storage of equipment from closed restaurants and other closed restaurant costs and $0.7 million for the write-off of site development costs. Other expense (income), net in 2019 primarily consisted of $0.8 million in costs for the removal, transfer and storage of equipment from closed restaurants and $0.1 million for the write-off of site development costs. Other expense (income), net in 2018 consisted primarily of $(3.5) million in insurance recoveries related to the Hurricanes and total gains of $(1.2) million on the sale of three restaurant properties, partially offset by the write-off of site development costs of $0.6 million and severance costs related to the closure of restaurants and costs for the removal, transfer and storage of equipment from closed restaurants of $1.1 million.
Interest Expense. Interest expense increased $0.9 million to $4.8 million in 2020 from 2019 due to a higher borrowing level under our former amended senior credit facility and higher interest rates in 2020 and to higher interest rates under the term loan in our new senior credit facility. Interest expense decreased $0.1 million to $3.9 million in 2019 from 2018 due primarily to lower interest rates and a lower borrowing level under our former senior credit facility in 2019.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $1.2 million in 2020 and consisted of charges to write-off unamortized deferred financing costs related to the capacity reduction and termination of our former senior credit facility.
Provision for (Benefit from) Income Taxes. The effective tax rate was 44.8% for the year ended January 3, 2021, and (12.5)% for the year ended December 29, 2019. The benefit from income taxes for 2020 includes a benefit related to the carryback of net operating losses and reclassifying certain assets as qualified improvement property as permitted by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other changes to depreciation methods for certain assets made in conjunction with a cost segregation study conducted prior to filing our 2019 federal income tax return, as well as a decrease to the valuation allowance on our deferred tax assets related to changes in our deferred tax assets and liabilities. The provision for income taxes for 2019 included the effect of impairing non-deductible goodwill and establishing a valuation allowance on our deferred income taxes.

The CARES Act, which was signed into law on March 27, 2020, includes provisions that allow net operating losses arising in 2018, 2019, and 2020 to be carried back for up to five years and includes technical amendments that are retroactive to 2018 which permit certain assets to be classified as qualified improvement property and expensed immediately.
The effective tax rate was (12.5)% for 2019 and (55.3)% for 2018. The change in the effective rate was primarily the result of impairing non-deductible goodwill and establishing a valuation allowance on our deferred income tax assets in 2019 and changing the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions in 2018 as well as the impact of lower pre-tax earnings (excluding non-deductible goodwill) in 2019.
Net Income (Loss). As a result of the foregoing, we had a net loss of $10.2 million in 2020 compared to a net loss of $84.4 million in 2019, and net income of $7.8 million in 2018.

Liquidity and Capital Resources
We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. Although, as a result of our substantial cash balance, we did not have a working capital deficit at January 3, 2021, we have the ability to operate with a substantial working capital deficit (and we have historically operated with a working capital deficit) because:
•restaurant operations are primarily conducted on a cash basis;
•rapid turnover results in a limited investment in inventories; and
•cash from sales is usually received before related liabilities for supplies and payroll become due.
Capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe our cash reserves, cash generated from our operations, and availability of borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided by operating activities for 2020, 2019, and 2018 was $40.3 million, $65.0 million and $53.8 million, respectively. The $24.8 million decrease in net cash provided by operating activities in 2020 compared to 2019 was driven primarily by a decrease in Adjusted EBITDA and the receipt of a tax refund in 2019, partially offset by the timing of payments. The impact of extended vendor payment terms in 2020 was partially offset by the payment of January 2021 rent in fiscal 2020 as a result of the 53rd week in fiscal 2020. The $11.2 million increase in net cash provided by operating activities in 2019 compared to 2018 was driven primarily by the receipt of a tax refund, partially offset by a decrease in Adjusted EBITDA and the timing of payments.
Investing Activities. Net cash provided by investing activities in 2020 was $8.4 million. Net cash used in investing activities in 2019, and 2018 was $39.4 million and $52.1 million, respectively. Capital expenditures are typically the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (dollars in thousands):

	Pollo Tropical	Taco Cabana	Other	Consolidated
Year ended January 3, 2021:
New restaurant development	$1,009	$854	$—	$1,863
Restaurant remodeling	358	745	—	1,103
Other restaurant capital expenditures(1)	6,542	4,728	—	11,270
Corporate and restaurant information systems	1,254	887	1,992	4,133
Total capital expenditures	$9,163	$7,214	$1,992	$18,369
Number of new restaurant openings	—	1		1
Year ended December 29, 2019:
New restaurant development	$7,325	$4,065	$—	$11,390
Restaurant remodeling	1,654	919	—	2,573
Other restaurant capital expenditures(1)	10,069	9,266	—	19,335
Corporate and restaurant information systems	2,873	3,773	1,303	7,949
Total capital expenditures	$21,921	$18,023	$1,303	$41,247
Number of new restaurant openings	3	3		6
Year ended December 30, 2018:
New restaurant development	$12,340	$9,105	$—	$21,445
Restaurant remodeling	51	531	—	582
Other restaurant capital expenditures(1)	12,157	15,307	—	27,464
Corporate and restaurant information systems	3,119	3,943	1,297	8,359
Total capital expenditures	$27,667	$28,886	$1,297	$57,850
Number of new restaurant openings	7	7		14
(1)Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended January 3, 2021; December 29, 2019; and December 30, 2018, total restaurant repair and maintenance expenses were approximately $17.4 million, $23.1 million, and $23.4 million, respectively.
Cash provided by investing activities in 2020 included net proceeds of $17.2 million from the sale-leaseback of seven restaurant properties and $9.6 million from the sale of an additional six restaurant properties.
In 2019, investing activities also included net proceeds of $1.8 million from the sale of one restaurant property.
In 2018, investing activities also included $4.7 million in additional proceeds received related to three restaurant properties and $1.0 million received related to a closed Taco Cabana restaurant that suffered flood damages due to Hurricane Harvey and a Taco Cabana restaurant that was temporarily closed due to a fire.
Total capital expenditures in 2021 are expected to be between $33.0 million and $38.0 million including $12.0 million to $15.0 million for digital platforms and technology enhancements.
Financing Activities. Net cash used in financing activities in 2020 was $8.5 million and included net revolving credit borrowing repayments under our former amended senior credit facility of $75.0 million, $3.0 million in payment of debt issuance costs associated with our former amended senior credit facility and new senior credit facility combined with $3.7 million in payments to repurchase our common stock, partially offset by proceeds of $73.5 million under our new senior credit facility.
Net cash used in financing activities in 2019 included $14.3 million in payments to repurchase our common stock combined with net revolving credit borrowing repayments under our former senior credit facility of $3.0 million.
Net cash used in financing activities in 2018 included $2.8 million in payments to repurchase our common stock and $0.2 million in payment of debt issuance costs associated with our former senior credit facility, offset by net borrowings under our former senior credit facility of $3.0 million.

New Senior Credit Facility. On November 23, 2020, we terminated our former amended senior secured revolving credit facility, referred to as the "former senior credit facility," and entered into a new senior secured credit facility, which is referred to as the "new senior credit facility." The new senior credit facility is comprised of a term loan facility (the "term loan facility") of $75.0 million and a revolving credit facility (the "revolving credit facility") of up to $10.0 million and matures on November 23, 2025. The new senior credit facility also provides for potential incremental term loan borrowing increases of up to $37.5 million in the aggregate, subject to, among other items, compliance with a minimum Total Leverage Ratio and other terms specified in the new senior credit facility. On January 3, 2021, there were $75.0 million in outstanding borrowings, subject to an original issue discount, under the term loan facility and no borrowings under the revolving credit facility.
Under the new senior credit facility, we must repay the unpaid principal amount of the term loan facility quarterly which commences on March 31, 2021, in an amount equal to 0.25% of the aggregate principal amount of the term loan facility on the effective date of the new senior credit facility, resulting in annual mandatory repayments of $0.8 million.
The new senior credit facility provides that we must maintain minimum Liquidity (as defined in the new senior credit facility) of $20.0 million (the "Liquidity Threshold") until January 3, 2022. The new senior credit facility also provides that we are not required to be in compliance with the Total Leverage Ratio under the new senior credit facility until January 3, 2022, or the date in which Liquidity is less than the Liquidity Threshold. We will be permitted to exercise equity cure rights with respect to compliance with the Total Leverage Ratio subject to certain restrictions as set forth in the new senior credit facility.
Borrowings under the new senior credit facility bear interest at a rate per annum, at our option, equal to either (all terms as defined in the new senior credit facility):
1)    the Base Rate plus the Applicable Margin of 6.75% with a minimum Base Rate of 2.00%, or
2)    the LIBOR (or Benchmark Replacement) Rate plus the Applicable Margin of 7.75%, with a minimum LIBOR (or Benchmark Replacement) Rate of 1.00%.
In addition, the new senior credit facility requires us to pay a commitment fee of 0.50% per annum on the daily amount of the unused portion of the revolving credit facility.
The outstanding borrowings under the revolving credit facility are prepayable without penalty or premium (other than customary breakage costs). The outstanding borrowings under the term loan facility are voluntarily prepayable by us, and the term loan facility provides that each of the following shall require a mandatory prepayment of outstanding term loan borrowings by us as follows: (i) 100% of any cash Net Proceeds (as defined in the new senior credit facility) in excess of $2.0 million individually or in the aggregate over the term of the new senior credit facility in respect of any Casualty Event (as defined in the new senior credit facility) affecting collateral provided that we are permitted to reinvest such Net Proceeds in accordance with the new senior credit facility, (ii) 100% of any Net Proceeds of a Specified Equity Contribution (as defined in the new senior credit facility), (iii) 100% of any cash Net Proceeds from the issuance of debt issued by us or our subsidiaries other than Permitted Debt (as defined in the new senior credit facility), (iv) 100% of any Net Proceeds from the Disposition (as defined in the new senior credit facility) of certain assets individually, or in the aggregate, in excess of $2.0 million in any fiscal year provided that we are permitted to reinvest such Net Proceeds in accordance with the new senior credit facility and (v) beginning with the fiscal year ending January 2, 2022, an amount equal to the Excess Cash Flow (as defined in the new senior credit facility) in accordance with the new senior credit facility.
Our new senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of our indebtedness having an outstanding principal amount in excess of $5.0 million which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.
The new senior credit facility contains certain covenants, including, without limitation, those limiting our ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of our business in any material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends.
Our obligations under the new senior credit facility are secured by all of our and our subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
Under the new senior credit facility, the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, defaults on other indebtedness, certain judgments or upon the occurrence of a change of control (as specified in the new senior credit facility).

As of January 3, 2021, we were in compliance with the financial covenants under our new senior credit facility. At January 3, 2021, $10.0 million was available for borrowing under the revolving credit facility.
Former Senior Credit Facility. On July 10, 2020, we entered into the Second Amendment to Credit Agreement (as previously defined as the "former senior credit facility") among Fiesta and a syndicate of lenders that included adjustments to our covenants that were more reflective of current sales and profit trends. Pursuant to the former senior credit facility, the available revolving credit borrowings under the former senior credit facility were reduced from $150.0 million to $95.0 million in a phased reduction beginning with a $30.0 million permanent reduction that occurred on July 10, 2020. The former senior secured credit facility was terminated on November 23, 2020.
Initial Share Repurchase Plan
In 2018, our board of directors approved a share repurchase program for up to 1.5 million shares of our common stock. In 2019, our board of directors approved increases to the share repurchase program of an additional 1.5 million shares of our common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, general market and economic conditions, and other corporate considerations. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by our board of directors. Our new senior credit facility prohibits share repurchases, and we currently do not intend to repurchase additional shares of our common stock for the foreseeable future.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of January 3, 2021 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit facility debt obligations, including interest(1)	$106,633	$7,338	$14,479	$84,816	$—
Finance lease obligations, including interest(2)	2,734	455	921	645	713
Operating lease obligations(3)	450,488	40,741	84,086	73,425	252,236
Purchase obligations(4)	10,328	6,862	3,323	143	—
Total contractual obligations	$570,183	$55,396	$102,809	$159,029	$252,949
(1)Our credit facility debt obligations at January 3, 2021, totaled $75.0 million. Total interest payments on the obligations of $31.4 million for all years presented are included at the cash interest rate of 8.75%. Total credit facility fees of $0.2 million for all years presented are included based on January 3, 2021, rates and balances. Actual interest and fee payments will vary based on our outstanding credit facility balances and the rates in effect during those years. Refer to Note 8 of the consolidated financial statements included in this Annual Report on Form 10-K for details of our debt.
(2)Includes total interest of $0.9 million for all years presented.
(3)    Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property, all of which have been excluded from this table.
(4)    Represents contractual obligations under various agreements to purchase goods or services that are enforceable and legally binding and include $7.7 million related to the master subscription agreement for an ERP system through April 27, 2024.
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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements. Prior to the adoption of ASC 842, off-balance sheet arrangements consisted of our operating leases, which are primarily for our restaurant properties and are now included in other current liabilities and operating lease liabilities on the consolidated balance sheet as of January 3, 2021.
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
Application of Critical Accounting Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" note in the Notes to our Consolidated Financial Statements. Critical accounting estimates are those that require application of management's most difficult, subjective, or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.
Sales recognition at our restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 60 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of insurance liabilities, the valuation of goodwill for impairment, assessing impairment of long-lived assets, lease accounting matters and the valuation of deferred income tax assets. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.
Insurance liabilities. We are insured for workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and for general liability, medical insurance and certain workers' compensation claims in the aggregate. At January 3, 2021, we had $10.4 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, with the assistance of actuaries, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
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
We performed a qualitative assessment, which included examining key events and circumstances affecting fair value, for our annual impairment review as of January 3, 2021, and determined it was more likely than not that the Pollo Tropical reporting unit's fair value was greater than its carrying amount. As of January 3, 2021, our Pollo Tropical reporting unit goodwill has a carrying value of $56.3 million and our Taco Cabana reporting unit goodwill has no remaining carrying value as it was fully impaired in 2019. See Note 4 to our audited consolidated financial statements.
We estimate the fair value of the Pollo Tropical reporting unit significantly exceeds its carrying value as of January 3, 2021. The estimates and assumptions used to determine and assess fair value may differ from actual future events and if these estimates or related projections change significantly in the future, we may be required to record material impairment charges for goodwill assets.
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
For four Pollo Tropical restaurants and four Taco Cabana restaurants with combined carrying values (excluding right-of-use lease assets) of $2.8 million and $1.4 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, one Pollo Tropical restaurant and one Taco Cabana restaurant with combined carrying values (excluding right-of-use lease assets) of $1.9 million and $0.9 million, respectively, have initial sales volumes lower than expected, but do not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
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
Valuation of Deferred Income Tax Assets. Deferred tax assets and liabilities, which represent temporary differences between the financial statement and tax basis of assets and liabilities, are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent we believe these assets will more likely than not be realized. A valuation allowance is established to reduce the carrying amount of deferred tax assets if we believe it is more likely than not that a portion or all of the tax benefit from these deferred tax assets will not be realized. The realization of a deferred tax asset is dependent on the generation of sufficient taxable income in future periods, and the reversal of existing taxable temporary differences in the applicable periods. In evaluating the realizability of our net deferred tax assets, we perform an assessment of positive and negative evidence. The weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. Objective historical evidence is given greater weight than subjective evidence such as forecasts of future taxable income. We considered three years of cumulative operating income (loss) in evaluating the objective evidence that historical results provide. Objective negative evidence limits our ability to consider other subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and placing greater weight on the objective evidence, we determined that it is more likely than not that our deferred tax assets will not be fully realized in future periods. We recorded a $13.5 million valuation allowance to reduce our deferred tax assets in the fourth quarter of 2019, which increased our tax expense. Based on changes in our deferred tax assets and liabilities in 2020, adjustments to our valuation allowance totaling $0.8 million were recorded in 2020 resulting in a valuation allowance of $12.7 million as of January 3, 2021. If we generate sufficient taxable income in the future to fully utilize the tax benefits of the deferred tax assets on which a valuation allowance was recorded, a portion or all of the valuation allowance could be reversed, which would decrease our tax expense in the period or periods in which the valuation allowance is reversed. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion in order to assess whether such conclusion remains appropriate in future periods.
New Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We adopted this new accounting standard on December 30, 2019, and applied it prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard did not have a material effect on our financial statements. We deferred and amortized application development stage costs for cloud-based computing arrangements over the life of the related service (subscription) agreement in the same line item that the fees associated with the subscription arrangement were presented prior to adoption of the new standard.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) ("ASU No. 2019-12"), which is a part of the Simplification Initiative being undertaken by the FASB to reduce complexity of accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions, the most notable for us being the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the full year. The guidance will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted and any adjustments should be reflected as of the beginning of the annual period of adoption. Amendments relevant to us should be applied on a prospective basis. The impact of the standard is largely dependent on interim and anticipated profit or loss in a given period, however we do not expect ASU No. 2019-12 to have a significant impact on our financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020, through December 31, 2022. As of January 3, 2021, our only exposure to LIBOR rates was our new senior credit facility. Upon cessation of the LIBOR, the new senior credit facility will use a benchmark replacement rate. According to ASU No. 2020-04, modifications of contracts within the scope of Topic 470 Debt should be accounted for by prospectively adjusting the effective interest rate. We do not expect ASU No. 2020-04 to have a significant impact on our financial statements.

Management's Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA is a non-GAAP financial measure. We use Consolidated Adjusted EBITDA in addition to net income and income from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe this measure is an important indicator of our operational strength and the performance of our business and it provides a view of operations absent non-cash activity and items that are not related to the ongoing operation of our restaurants or affect comparability period over period. Consolidated Adjusted EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies and should not be considered as an alternative to net income (loss), earnings (loss) per share, cash flows from operating activities or other financial information determined under GAAP.
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
All such financial measures have important limitations as analytical tools. These limitations include the following:
•such financial information does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;
•such financial information does not reflect interest expense or the cash requirements necessary to service payments on our debt;
•although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and such financial information does not reflect the cash required to fund such replacements; and
•such financial information does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges and gains (such as impairment and other lease charges, closed restaurant rent expense, net of sublease income, other income and expense, and stock-based compensation expense) have recurred and may recur.

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA follows (in thousands):

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Net income (loss)	$(10,211)	$(84,386)	$7,787
Provision for (benefit from) income taxes	(8,302)	9,369	(2,772)
Income (loss) before taxes	(18,513)	(75,017)	5,015
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	38,206	39,195	37,604
Impairment and other lease charges	9,139	13,101	21,144
Goodwill impairment(1)	—	67,909	—
Interest expense	4,756	3,872	3,966
Closed restaurant rent expense, net of sublease income(2)	6,487	4,163	—
Loss on extinguishment of debt	1,241	—	—
Other expense (income), net	(1,697)	1,041	(3,007)
Stock-based compensation expense in restaurant wages	200	195	90
Total non-general and administrative expense adjustments	58,332	129,476	59,797
General and administrative expense adjustments:
Stock-based compensation expense	3,284	2,649	3,379
Board and shareholder matter costs(3)	—	—	(597)
Restructuring costs and retention bonuses(4)	1,107	964	545
Legal settlements and related costs(5)	—	—	(177)
Digital and brand repositioning costs(6)	770	377	—
Total general and administrative expense adjustments	5,161	3,990	3,150
Consolidated Adjusted EBITDA	$44,980	$58,449	$67,962
Total revenues	$554,803	$660,943	$688,597
Adjusted EBITDA as a percentage of total revenues	8.1%	8.8%	9.9%
(1)     Goodwill impairment for the twelve months ended December 29, 2019, consists of a non-cash impairment charge to write down the value of goodwill for the Taco Cabana reporting unit. The related benefit from income taxes is the benefit attributable to the portion of the goodwill that was tax deductible.
(2)     Closed restaurant rent, net of sublease income for the twelve months ended January 3, 2021, and December 29, 2019, primarily consists of closed restaurant lease costs of $11.8 million and $8.2 million, respectively, partially offset by sublease income of $(5.3) million and $(4.0) million, respectively. As a result of adopting ASC 842, lease costs related to closed restaurants are recorded as closed restaurant rent. Prior to December 31, 2018, these costs were recorded as lease charges within impairment and other lease charges when a restaurant closed.
(3)    Board and shareholder matter costs for the twelve months ended December 30, 2018, include fee reductions and final insurance recoveries related to 2017 shareholder activism costs.
(4)    Restructuring costs and retention bonuses for the twelve months ended January 3, 2021, include severance costs related to eliminated positions related to terminations in response to the COVID-19 pandemic. Restructuring costs and retention bonuses for the twelve months ended December 29, 2019, include severance costs related to eliminated positions. Restructuring costs and retention bonuses for the twelve months ended December 30, 2018, include severance costs related to the Strategic Renewal Plan and reduction in force and bonuses paid to certain employees for retention purposes.
(5)    Legal settlements and related costs for the twelve months ended December 30, 2018, include reductions to final settlement amounts and benefits related to litigation matters.
(6)     Digital and brand repositioning costs for the twelve months ended January 3, 2021, and December 29, 2019, include consulting costs related to repositioning the digital experience for our customers.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Twelve Months Ended	Pollo Tropical	Taco Cabana
January 3, 2021:
Adjusted EBITDA	$36,517	$8,463
Restaurant-level adjustments:
Add: Pre-opening costs	—	69
Add: Other general and administrative expense(1)	25,995	21,921
Less: Franchise royalty revenue and fees	1,246	760
Restaurant-level Adjusted EBITDA	$61,266	$29,693
Restaurant sales	$314,112	$238,685
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	19.5%	12.4%

December 29, 2019:
Adjusted EBITDA	$50,560	$7,889
Restaurant-level adjustments:
Add: Pre-opening costs	380	592
Add: Other general and administrative expense(1)	28,400	23,805
Less: Franchise royalty revenue and fees	1,780	900
Restaurant-level Adjusted EBITDA	$77,560	$31,386
Restaurant sales	$361,693	$296,570
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	21.4%	10.6%

December 30, 2018:
Adjusted EBITDA	$54,903	$13,059
Restaurant-level adjustments:
Add: Pre-opening costs	933	783
Add: Other general and administrative expense(1)	28,045	23,330
Less: Franchise royalty revenue and fees	1,815	857
Restaurant-level Adjusted EBITDA	$82,066	$36,315
Restaurant sales	$374,381	$311,544
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	21.9%	11.7%
(1)     Excludes general and administrative adjustments included in Adjusted EBITDA.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility, under which we had outstanding borrowings of $75.0 million as of January 3, 2021. Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1)    the Base Rate plus the Applicable Margin of 6.75%with a minimum Base Rate of 2.00%, or
2)    the LIBOR (or Benchmark Replacement) Rate plus the Applicable Margin of 7.75%, with a minimum LIBOR (or Benchmark Replacement) Rate of 1.00%.
For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. As of January 3, 2021, we had primarily elected to be charged interest on borrowings under our senior credit facility at the LIBOR Rate plus the applicable margin. We elected a one-month LIBOR Rate for $75.0 million of borrowings under the senior credit facility as of January 3, 2021. The stated interest rate applicable to these borrowings as of January 3, 2021 was 8.75%, which would result in interest expense in 2021 of $6.6 million assuming that outstanding borrowings and interest rates remain unchanged during the year. A hypothetical increase of 100 basis points in the variable interest rate would increase interest expense in 2021 by $0.1 million.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2021.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the fourth quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of January 3, 2021 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 3, 2021, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fiesta Restaurant Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of January 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2021, of the Company and our report dated March 4, 2021, expressed an unqualified opinion on those financial statements.
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
March 4, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.frgi.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements - Fiesta Restaurant Group, Inc. and Subsidiaries
(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-33
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

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Fiesta (incorporated by reference to Exhibit 3.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 2, 2017)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Fiesta (incorporated by reference to Exhibit 3.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended April 1, 2018)

3.4	Amended and Restated Bylaws of Fiesta (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Fiesta's Form 10, File No. 001-35373, filed on January 26, 2012)

3.5	Amendment to Amended and Restated Bylaws of Fiesta (incorporated by reference to Exhibit 3.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 2, 2017)

3.6	Amendment to Amended and Restated ByLaws of Fiesta (incorporated by reference to Exhibit 3.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended April 1, 2018)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No.2 to Fiesta's Form 10, File No. 001-35373, filed on March 14, 2012)

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to Fiesta's Annual Report on Form 10-K for the fiscal year ended December 29, 2019)

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

10.8	Offer letter dated November 2, 2018 between Fiesta and Louis DiPietro (incorporated by reference to Exhibit 10.16 to Fiesta's Annual Report on Form 10-K for the fiscal year ended December 29, 2019)+

10.9
Offer letter dated as of September 9, 2019 between Fiesta and Dirk Montgomery (incorporated by reference to Exhibit 10.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended September 29, 2019)+

10.10	Form of Agreement (incorporated by reference to Exhibit 10.18 to Fiesta's Annual Report on Form 10-K for the fiscal year ended December 29, 2019)+

10.11
Credit Agreement, dated as of November 30, 2017, among Fiesta, the guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on December 4, 2017)

10.12
Pledge and Security Agreement, dated as of November 30, 2017, among Fiesta, the guarantors named therein and JP Morgan Chase Bank, N,A., as administrative agent (incorporated by reference to Exhibit 10.2 of Fiesta's Current Report on Form 8-K filed on December 4, 2017)

10.13
Amendment to Credit Agreement, dated as of March 9, 2018. among Fiesta, the guarantors named therein, the lenders named therein and JPMorgan Chase Bank, N.A., individually as a lender and as administrative agent (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on March 12, 2018)

10.14	Amendment to Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Fiesta's Annual Report on Form 10-K filed on February 19, 2015)+

10.15
Cooperation Agreement, dated February 5, 2020, by and among Fiesta, AREX Capital Management, LP, AREX Capital Master Fund, LP, AREX Capital GP, LLC, AREX Capital Management GP, LLC and Andrew Rechtschaffen (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on February 7, 2020)

10.16
Second Amendment to Credit Agreement dated as of July 10, 2020 among Fiesta, the guarantors named therein, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Fiesta's Current Report on Form 8-K filed on July 16, 2020)

10.17
First Amended and Restated Pledge and Security Agreement dated as of July 10, 2020 among Fiesta, the guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Fiesta's Current Report on Form 8-K filed on July 16, 2020)

10.18
Credit Agreement dated as of November 23, 2020 among Fiesta, Fortress Credit Corp., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Fiesta's Current Report on Form 8-K filed on November 30, 2020)

10.19
Security Agreement dated as of November 23, 2020 among Fiesta, the guarantors named therein and Fortress Credit Corp., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Fiesta's Current Report on Form 8-K filed on November 30, 2020)

10.20
Guarantee Agreement dated as of November 23, 2020 among the guarantors named therein and Fortress Credit Corp., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to Fiesta's Current Report on Form 8-K filed on November 30, 2020)

10.21	Offer letter dated as of August 5, 2019 between Fiesta and Hope Diaz#+

21.1	Subsidiaries of Fiesta#

23.1	Consent of Deloitte & Touche LLP#

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
#    Filed herewith.
+    Compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fiesta Restaurant Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of January 3, 2021 and December 29, 2019, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended January 3, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of Long-Lived Assets – Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company assesses the potential impairment of long-lived assets, principally property and equipment and operating lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying value of the restaurant asset group may not be fully recoverable. The Company reviews its long-lived assets, principally property and equipment and lease ROU assets, for impairment at the restaurant level. In addition to considering management's plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant's cash flows, exclusive of operating lease payments, for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant's assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows, exclusive of operating lease payments, over the life of the primary asset for each restaurant is compared to that long-lived asset group's carrying value, excluding operating lease liabilities. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. This process of assessing fair values requires the use of estimates and assumptions, including the Company’s ability to sell or reuse the related assets and market conditions and, for right-of-use lease assets, current market lease rent and discount rates, which are subject to a high degree of judgment. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis. Property and equipment, net as of January 3, 2021 was $161.1 million and Operating lease right-of-use assets was $261.3 million. During the year ended January 3, 2021 the Company recorded impairment charges of $8.4 million.

Given the judgment used by the Company to evaluate whether there are impairment indicators for long-lived assets as well as judgment in determining the undiscounted future cash flows when an impairment indicator has been identified and the fair value of the asset, auditing management’s judgments regarding indicators of potential impairment, estimated future cash flows and the fair value of assets involved especially subjective audit judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures in connection with identification of impairment indicators, recoverability of asset groups, determination of fair value of assets, and impairment charges included the following, among others
•We tested the effectiveness of controls over the evaluation for impairment of long-lived assets
•We evaluated the impairment indicators considered by management and evaluated whether management had contemplated other potential factors that may be an indicator of impairment.
•We evaluated the reasonableness of management’s estimated future cash flows by comparing them to:
•Historical actual cash flows for the restaurant being evaluated
•Strategic business plans and actions planned by the Company to support estimated future revenue
•Chain and Fast Food Restaurants industry reports
•With the assistance of our fair value specialists, we evaluated current market lease rent and discount rate assumptions utilized in evaluating right-of-use assets for potential impairment.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 4, 2021

We have served as the Company's auditor since 2011.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 3, 2021	December 29, 2019
ASSETS
Current assets:
Cash	$50,035	$13,413
Restricted cash	3,584	—
Accounts receivable	8,884	7,933
Inventories	4,205	3,394
Prepaid rent	115	117
Income tax receivable	9,399	3,821
Prepaid expenses and other current assets	7,804	10,605
Total current assets	84,026	39,283
Property and equipment, net	161,081	211,944
Operating lease right-of-use assets	261,304	251,272
Goodwill	56,307	56,307
Other assets	6,025	9,835
Total assets	$568,743	$568,641
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,015	$212
Accounts payable	13,339	14,776
Accrued payroll, related taxes and benefits	14,236	9,866
Accrued real estate taxes	6,600	6,497
Other current liabilities	29,719	32,269
Total current liabilities	64,909	63,620
Long-term debt, net of current portion	72,328	76,823
Operating lease liabilities	268,086	256,798
Deferred tax liabilities	4,109	4,759
Other non-current liabilities	11,530	8,405
Total liabilities	420,962	410,405
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 28,278,320 and 27,461,697 shares issued, respectively, and 25,293,149 and 25,612,597 shares outstanding, respectively	273	271
Additional paid-in capital	176,614	173,132
Retained earnings (accumulated deficit)	(8,327)	1,884
Treasury stock, at cost; 1,993,495 and 1,493,495 shares, respectively	(20,779)	(17,051)
Total stockholders' equity	147,781	158,236
Total liabilities and stockholders' equity	$568,743	$568,641

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Revenues:
Restaurant sales	$552,797	$658,263	$685,925
Franchise royalty revenues and fees	2,006	2,680	2,672
Total revenues	554,803	660,943	688,597
Costs and expenses:
Cost of sales	170,513	207,453	218,946
Restaurant wages and related expenses (including stock-based compensation expense of $200, $195, and $90, respectively)	149,145	179,178	188,131
Restaurant rent expense	45,361	47,805	36,034
Other restaurant operating expenses	82,180	91,897	100,828
Advertising expense	14,839	23,179	23,695
General and administrative (including stock-based compensation expense of $3,284, $2,649, and $3,379, respectively)	53,077	56,195	54,525
Depreciation and amortization	38,206	39,195	37,604
Pre-opening costs	69	972	1,716
Impairment and other lease charges	9,139	13,101	21,144
Goodwill impairment	—	67,909	—
Closed restaurant rent expense, net of sublease income	6,487	4,163	—
Other expense (income), net	(1,697)	1,041	(3,007)
Total operating expenses	567,319	732,088	679,616
Income (loss) from operations	(12,516)	(71,145)	8,981
Interest expense	4,756	3,872	3,966
Loss on extinguishment of debt	1,241	—	—
Income (loss) before income taxes	(18,513)	(75,017)	5,015
Provision for (benefit from) income taxes	(8,302)	9,369	(2,772)
Net income (loss)	$(10,211)	$(84,386)	$7,787
Earnings (loss) per common share:
Basic	$(0.40)	$(3.18)	$0.29
Diluted	(0.40)	(3.18)	0.29
Weighted average common shares outstanding:
Basic	25,341,415	26,500,356	26,890,577
Diluted	25,341,415	26,500,356	26,894,083

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	26,847,458	$268	$166,823	$64,425	$—	$231,516
Stock-based compensation	—	—	3,469	—	—	3,469
Vesting of restricted shares	123,888	2	(2)	—	—	—
Cumulative effect of adopting a new accounting standard	—	—	—	56	—	56
Purchase of treasury stock	(112,358)	—	—	—	(2,769)	(2,769)
Net income	—	—	—	7,787	—	7,787
Balance at December 30, 2018	26,858,988	270	170,290	72,268	(2,769)	240,059
Stock-based compensation	—	—	2,844	—	—	2,844
Vesting of restricted shares	134,746	1	(2)	—	—	(1)
Cumulative effect of adopting a new accounting standard	—	—	—	14,002	—	14,002
Purchase of treasury stock	(1,381,137)	—	—	—	(14,282)	(14,282)
Net loss	—	—	—	(84,386)	—	(84,386)
Balance at December 29, 2019	25,612,597	271	173,132	1,884	(17,051)	158,236
Stock-based compensation	—	—	3,484	—	—	3,484
Vesting of restricted shares	180,552	2	(2)	—	—	—
Purchase of treasury stock	(500,000)	—	—	—	(3,728)	(3,728)
Net loss	—	—	—	(10,211)	—	(10,211)
Balance at January 3, 2021	25,293,149	$273	$176,614	$(8,327)	$(20,779)	$147,781

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Operating activities:
Net income (loss)	$(10,211)	$(84,386)	$7,787
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposals of property and equipment, net	(3,267)	(6)	(757)
Stock-based compensation	3,484	2,844	3,469
Impairment and other lease charges	9,139	13,101	21,144
Goodwill impairment	—	67,909	—
Loss on extinguishment of debt	1,241	—	—
Depreciation and amortization	38,206	39,195	37,604
Amortization of deferred financing costs	437	270	270
Amortization of deferred gains from sale-leaseback transactions	—	—	(3,564)
Deferred income taxes	(650)	10,888	6,830
Changes in other operating assets and liabilities:
Accounts receivable	(951)	640	805
Prepaid expenses and other current assets	340	364	894
Operating lease right-of-use assets	24,213	23,780	—
Other non-current assets	3,396	(1,360)	(1,491)
Accounts payable	1,309	504	(1,797)
Accrued payroll, related taxes and benefits	4,370	(220)	(1,690)
Accrued real estate taxes	103	626	11
Other current liabilities	(3,396)	(2,618)	(10,583)
Operating lease liabilities	(23,264)	(19,765)	—
Other non-current liabilities	2,166	(162)	1,358
Income tax receivable/payable	(5,578)	14,036	(6,523)
Other	(815)	(608)	36
Net cash provided by operating activities	40,272	65,032	53,803
Investing activities:
Capital expenditures:
New restaurant development	(1,863)	(11,390)	(21,445)
Restaurant remodeling	(1,103)	(2,573)	(582)
Other restaurant capital expenditures	(11,270)	(19,335)	(27,464)
Corporate and restaurant information systems	(4,133)	(7,949)	(8,359)
Total capital expenditures	(18,369)	(41,247)	(57,850)
Proceeds from disposals of properties	9,559	1,774	4,743
Proceeds from sale-leaseback transactions	17,222	—	—
Proceeds from insurance recoveries	—	42	983
Net cash provided by (used in) investing activities	8,412	(39,431)	(52,124)
Financing activities:
Borrowings on revolving credit facility	154,143	32,000	26,000
Repayments on revolving credit facility	(229,143)	(35,000)	(23,000)
Borrowings of unsecured debt	15,000	—	—
Repayments of unsecured debt	(15,000)	—	—
Borrowings of secured debt	73,500	—	—
Principal payments on finance/capital leases	(237)	(164)	(101)
Financing costs associated with debt	(3,013)	—	(150)
Payments to purchase treasury stock	(3,728)	(14,282)	(2,769)
Net cash used in financing activities	(8,478)	(17,446)	(20)
Net change in cash and restricted cash	40,206	8,155	1,659
Cash and restricted cash, beginning of year	13,413	5,258	3,599
Cash and restricted cash, end of year	$53,619	$13,413	$5,258
The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two fast-casual restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc., and its subsidiaries, and Pollo Franchise, Inc., (collectively "Pollo Tropical") and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the "Company." At January 3, 2021, the Company owned and operated 138 Pollo Tropical® restaurants and 143 Taco Cabana® restaurants. All of the Company-owned Pollo Tropical restaurants are located in Florida, and all of the Company-owned Taco Cabana restaurants are located in Texas. At January 3, 2021, Fiesta franchised a total of 29 Pollo Tropical restaurants and six Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, two in Panama, one in Guyana, two in Ecuador, one in the Bahamas, and five on college campuses and one at a hospital in Florida. The franchised Taco Cabana restaurants include six in New Mexico.
Basis of Consolidation. The consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 29, 2019 and December 30, 2018, each contained 52 weeks. The fiscal year ended January 3, 2021 contained 53 weeks.
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
Concentrations of Risk. Food and supplies are ordered from approved suppliers and are shipped to the restaurants via distributors. Performance Food Group, Inc. is the primary distributor of food and beverage products and supplies for both Pollo Tropical and Taco Cabana. In the twelve months ended January 3, 2021, and December 29, 2019, Performance Food Group, Inc. accounted for approximately 96% and 85%, respectively, of the food and supplies delivered to restaurants. The Company's limited distributor relationships could have an adverse effect on the Company's operations.
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted Cash. The Company's restricted cash is comprised of certain cash balances that are reserved as cash collateral for the Company's existing letters of credit.
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
Goodwill. Goodwill represents the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets acquired by Carrols Restaurant Group, Inc. ("Carrols"), Fiesta's former parent company, from the acquisition of Pollo Tropical in 1998. Prior to September 29, 2019, goodwill also represented the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets acquired by Carrols from the acquisition of Taco Cabana in 2000. Goodwill is not amortized but is assessed for impairment at least annually as of the last day of the fiscal year or more frequently if impairment indicators exist. See Note 4—Goodwill.
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
Deferred Financing Costs. Financing costs incurred and the original issue discount recognized in obtaining revolving credit facilities are capitalized and included within other assets on the consolidated balance sheets and are amortized over the life of the related credit facility as interest expense on a straight-line basis. Financing costs incurred and original issue discount recognized in obtaining long-term debt are capitalized and amortized over the term of the associated debt agreement as interest expense using the effective interest method. These financing costs and the original issue discount are presented as a reduction from the carrying amount of the related long-term debt balance on the consolidated balance sheets.
Leases. The Company assesses whether an agreement contains a lease at inception. Subsequent to the adoption of ASC 842, all leases are reviewed for finance or operating classification once control is obtained. The majority of the Company's leases are operating leases. Operating leases are included within operating lease ROU assets, other current liabilities, and operating lease liabilities on the consolidated balance sheets. Finance leases are included within property and equipment, net, current portion of long-term debt, and long-term debt, net of current portion on the consolidated balance sheets.
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
Upon adoption of ASC 842 at the beginning of fiscal year 2019, the Company recognized lease liabilities and corresponding ROU lease assets for substantially all of the leases it previously accounted for as operating leases, including leases related to closed restaurant properties. The initial ROU assets were calculated as the present value of the remaining operating lease payments using the Company's incremental borrowing rate as of December 31, 2018, reduced by accrued occupancy costs such as certain closed-restaurant lease reserves, accrued rent (including accruals to expense operating lease payments on a straight-line basis), unamortized lease incentives and any unamortized sale-leaseback gains that resulted from off-market terms and increased by unamortized lease acquisition costs. Upon the adoption of ASC 842, the Company no longer records closed restaurant lease reserves, and ROU lease assets are reviewed for impairment with the Company's long-lived assets.
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
The Company recorded an initial adjustment to the opening balance of retained earnings of $14.0 million associated with previously deferred gains on sale-leaseback transactions and impairment of operating lease right-of-use assets as of the date of adoption. This adjustment consisted of $18.6 million in deferred gains on sale-leaseback transactions, net of a related deferred tax asset of $4.3 million and $0.2 million in impairment charges, net of tax. Gains or losses (adjusted for any off-market terms) from sale-leaseback transactions subsequent to the adoption of ASC 842 are recognized immediately.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

 Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date under current market conditions. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect management's own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:
•Current Assets and Liabilities. The carrying values reported on the consolidated balance sheets of cash and restricted cash, accounts receivable and accounts payable approximate fair value because of the short maturity of those financial instruments.
•Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's former senior credit facility, which was considered Level 2, was based on current LIBOR rates. The fair value of the Company's former senior credit facility was approximately $75.0 million at December 29, 2019. The carrying value of the Company's former senior credit facility was $75.0 million at December 29, 2019.
•Term Loan Borrowings. The fair value of outstanding term loan borrowings under the Company's new senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $74.4 million at January 3, 2021. The carrying value of Company's new senior credit facility was $71.5 million at January 3, 2021.
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
Loyalty Programs. The Company's loyalty programs for Pollo Tropical (My Pollo™) and Taco Cabana (My TC™) allow eligible customers who enroll in the program to earn points for every dollar spent. After accumulating a certain number of points, the customer earns a reward that can be used for future purchases at the Company's respective restaurants. Earned rewards generally expire 90 days after they are issued, however, certain issued rewards outstanding have expirations up to ten months from January 3, 2021. Earned points that have not been converted to rewards do not currently expire.
The Company defers revenue associated with the estimated standalone selling price of points earned by customers as each point is earned, net of points the Company does not expect to be redeemed. The estimated standalone selling price of each point earned is based on the estimated value of the reward which is expected to be redeemed.
Loyalty revenue is recognized when a customer redeems an earned reward. For unredeemed rewards that the Company expects to be entitled to breakage, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption of the rewards by the customers. The costs associated with rewards are recorded when they are redeemed and are included within cost of sales on the consolidated statements of operations. Deferred revenue associated with the rewards is included within other current liabilities on the consolidated balance sheets.
Guidance Adopted in 2020. In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this new accounting standard

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

as of December 30, 2019 and applied it prospectively to all implementation costs incurred after the date of adoption. The standard did not have a material effect on the Company's financial statements. The Company deferred and amortized application development stage costs for cloud-based computing arrangements over the life of the related service (subscription) agreement in the same line item that the fees associated with the subscription arrangement were presented prior to adoption of the new standard.
Recent Accounting Pronouncements. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) ("ASU No. 2019-12"), which is a part of the Simplification Initiative being undertaken by the FASB to reduce complexity of accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions, the most notable for the Company being the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the full year. The guidance will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted and any adjustments should be reflected as of the beginning of the annual period of adoption. Amendments relevant to the Company should be applied on a prospective basis. The impact of the standard is largely dependent on interim and anticipated profit or loss in a given period, however the Company does not expect ASU No. 2019-12 to have a significant impact on its financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020, through December 31, 2022. As of January 3, 2021, the Company's only exposure to LIBOR rates was its new senior credit facility. Upon cessation of the LIBOR, the new senior credit facility will use a benchmark replacement rate. According to ASU No. 2020-04, modifications of contracts within the scope of Topic 470 Debt should be accounted for by prospectively adjusting the effective interest rate. The Company does not expect ASU No. 2020-04 to have a significant impact on its financial statements.
2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	January 3, 2021	December 29, 2019
Prepaid contract expenses	$4,279	$4,410
Assets held for sale(1)	1,257	4,110
Other	2,268	2,085
	$7,804	$10,605
(1)     As of January 3, 2021, one closed Taco Cabana restaurant property owned by the Company was classified as held for sale. As of December 29, 2019, one closed Pollo Tropical restaurant property and two closed Taco Cabana restaurant properties owned by the Company were classified as held for sale.
3. Property and Equipment
Property and equipment consisted of the following:

	January 3, 2021	December 29, 2019
Land and land improvements	$2,162	$21,051
Owned buildings	1,841	13,978
Leasehold improvements (1)	217,000	212,413
Equipment	212,526	219,610
Assets subject to finance leases	2,733	2,713
	436,262	469,765
Less accumulated depreciation and amortization	(275,181)	(257,821)
	$161,081	$211,944
(1)    Leasehold improvements include the cost of new buildings constructed on leased land.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Assets subject to finance leases primarily pertain to buildings leased for certain restaurant locations and fleet vehicles, and had accumulated amortization at January 3, 2021, and December 29, 2019, of $1.6 million and $1.3 million, respectively.
During the year ended January 3, 2021, the Company sold 13 properties, including seven properties as a part of sale-leaseback transactions. The net proceeds of the sales were $26.8 million and resulted in a net gain of $(3.8) million, which is included within other expense (income), net on the consolidated statement of operations.
Depreciation and amortization expense for all property and equipment for the years ended January 3, 2021; December 29, 2019; and December 30, 2018, was $38.2 million, $39.2 million, and $37.6 million, respectively.
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
There were no changes in goodwill or goodwill impairment losses recorded during the years ended January 3, 2021 and December 30, 2018.
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
In addition, in response to a further decrease in the market price of the Company's common stock and lower than expected profitability in the third quarter of 2019, the Company performed a quantitative impairment test for both the Pollo Tropical and Taco Cabana reporting units as of September 29, 2019. Based on the impairment test analysis, which utilized the same approach used in the second quarter of 2019, the fair value of the Pollo Tropical reporting unit continued to substantially exceed its carrying amount, while the carrying amount for the Taco Cabana reporting unit exceeded its estimated fair value. In the third quarter of 2019, the Company recorded an impairment charge on the goodwill of its Taco Cabana reporting unit of $21.4 million, of which $9.1 million was deductible for tax purposes at the time of acquisition and resulted in an income tax benefit of $2.1 million. The excess of the Taco Cabana reporting unit's carrying value over its fair value was greater than the balance of the reporting unit's goodwill, resulting in a full impairment of the Taco Cabana reporting unit's goodwill.
The Company's annual goodwill impairment assessments as of January 3, 2021, and December 29, 2019, were performed using a qualitative assessment, which included examining key events and circumstances affecting fair value and indicated that it is more likely than not that the Pollo Tropical reporting unit's fair value is greater than its carrying value. There were no changes in goodwill or goodwill impairment losses for the Pollo Tropical reporting unit recorded during the year ended December 29, 2019.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of changes in goodwill during the twelve months ended January 3, 2021, is as follows:

	Pollo Tropical	Taco Cabana(1)	Total
Balance at December 30, 2018:
Goodwill, gross	$56,307	$67,177	$123,484
Accumulated impairment losses	—	—	—
Goodwill	56,307	67,177	123,484
Impairment charges(1)	—	(67,177)	(67,177)

Balance at December 29, 2019:
Goodwill, gross	56,307	67,177	123,484
Accumulated impairment losses(1)	—	(67,177)	(67,177)
Goodwill	56,307	—	56,307

Balance at January 3, 2021:
Goodwill, gross	56,307	67,177	123,484
Accumulated impairment losses(1)	—	(67,177)	(67,177)
Goodwill	$56,307	$—	$56,307
(1) Impairment charges for the year ended December 29, 2019, and accumulated impairment losses at January 3, 2021 and December 29, 2019, represent the full goodwill balance of the Taco Cabana reporting unit. Impairment charges during the year ended December 29, 2019, include $0.7 million previously classified as an intangible asset and included in other assets.
5. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment and lease ROU assets, for impairment at the restaurant level. The Company has elected to exclude operating lease payments and liabilities from future cash flows and carrying values, respectively, in its impairment review. In addition to considering management's plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant's cash flows, exclusive of operating lease payments, for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant's assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows, exclusive of operating lease payments, over the life of the primary asset for each restaurant is compared to that long-lived asset group's carrying value, excluding operating lease liabilities. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis. If actual performance does not achieve the projections, the Company may recognize impairment charges in future periods, and such charges could be material. Prior to the adoption of ASC 842 on December 31, 2018, for closed restaurant locations, the Company reviewed the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and recorded a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of impairment on long-lived assets and other lease charges recorded by segment is as follows:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Pollo Tropical	$8,023	$15	$13,587
Taco Cabana	1,116	13,086	7,557
	$9,139	$13,101	$21,144
In December 2018, based on a restaurant portfolio examination, the Company closed 14 Pollo Tropical restaurants and nine Taco Cabana restaurants. The Company also closed two Taco Cabana restaurants in the second quarter of 2018 as a result of the sale of a property and a lease termination, one Taco Cabana restaurant in the fourth quarter of 2019 as a result of a lease termination, and 19 Taco Cabana restaurants in January 2020 as a result of a restaurant portfolio review. Additionally, the Company closed one Pollo Tropical restaurant in the first quarter of 2020 as a result of a lease termination, one Pollo Tropical restaurant and one Taco Cabana restaurant as the result of the sale of a property and two Pollo Tropical restaurants as a result of a limited restaurant portfolio review in the third quarter of 2020, and two Taco Cabana restaurants in the fourth quarter of 2020 as the result of the sale of a property and a lease termination.
Impairment and other lease charges for the twelve months ended January 3, 2021, consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $7.3 million and $1.1 million, respectively, and other lease charges for Pollo Tropical of $0.7 million. Impairment charges in 2020, which also included right-of-use asset impairment, were related primarily to three underperforming Pollo Tropical restaurants, two of which were closed in the third quarter of 2020, as well as two underperforming Taco Cabana restaurants, for which continued sales declines coupled with the impact of expected sales declines resulted in a decrease in the estimated future cash flows. Additionally, impairment charges consisted of the write-down of saucing islands and self-service soda machines that were removed from Pollo Tropical dining rooms as a result of COVID-19 and the write-down of assets held for sale to their fair value less costs to sell for Pollo Tropical and Taco Cabana. Other lease charges in 2020 related primarily to lease termination charges of $0.9 million for Pollo Tropical restaurant locations the Company decided not to develop and other lease termination charges of $0.2 million, net of a gain from lease terminations of $(0.4) million.
Impairment and other lease charges for the twelve months ended December 29, 2019, consisted of impairment charges for Pollo Tropical and Taco Cabana restaurants of $0.8 million and $13.2 million, respectively, and net lease charge recoveries for Pollo Tropical and Taco Cabana restaurants of $(0.8) million and $(0.1) million, respectively. Impairment charges in 2019, which also included right-of-use asset impairment, were related primarily to 19 Taco Cabana restaurants that were subsequently closed in 2020, five of which were initially impaired in prior years, as well as previously closed Pollo Tropical restaurants and other underperforming Taco Cabana restaurants that the Company continued to operate. Net lease charge recoveries in 2019 were related primarily to lease terminations for previously closed restaurants.
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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. The Company also utilized discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilized current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the twelve months ended January 3, 2021, and December 29, 2019, totaled $2.8 million and $5.8 million, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

6. Other Liabilities
Other current liabilities consist of the following:

	January 3, 2021	December 29, 2019
Operating lease liabilities	$19,803	$22,338
Accrued workers' compensation and general liability claims	3,619	4,354
Sales and property taxes	2,347	1,889
Accrued occupancy costs	330	891
Other	3,620	2,797
	$29,719	$32,269
Other non-current liabilities consist of the following:

	January 3, 2021	December 29, 2019
Accrued workers' compensation and general liability claims	6,791	7,348
Accrued payroll taxes(1)	3,003	—
Deferred compensation	491	424
Other	1,245	633
	$11,530	$8,405
(1) Includes employer Social Security payroll tax deferred as a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

The following table presents the activity in the closed restaurant reserve, which is included within other current liabilities on the consolidated balance sheets at January 3, 2021 and December 29, 2019.

	Year Ended
	January 3, 2021	December 29, 2019
Balance, beginning of period	$752	$8,819
Payments, net	(259)	(1,405)
Other adjustments(1)	(275)	(6,662)
Balance, end of period	$218	$752
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
7. Leases
The Company utilizes land and buildings in its operations under various operating and finance lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for 20 years and, in many cases, provide for renewal options and in most cases rent escalations. As of January 3, 2021, the Company's leases have remaining lease terms of 0.1 years to 21.4 years. Some of the Company's leases include options to extend the lease for up to 40 years. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities. Variable lease payments included in rent expense consist of such contingent rent, certain rent payments based on changes in an index and certain occupancy related costs, such as variable common area maintenance expense and property taxes. The Company is not subject to residual value guarantees under any of the lease agreements. Many of the Company's real estate leases contain usage restrictions, but its leases do not contain financial covenants and restrictions.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

During fiscal 2020, the Company completed seven sale-leaseback transactions with third parties, with transactions for two Pollo Tropical properties occurring in the third quarter of 2020 and transactions for three Pollo Tropical properties and two Taco Cabana properties occurring in the fourth quarter of 2020. The sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The net proceeds of the sales were $17.2 million which resulted in a net gain of $3.0 million which is included within other expense (income), net on the consolidated statement of operations. The leases have initial terms of 20 years plus renewal options and have been accounted for as operating leases.
Lease expense consisted of the following:

	Year Ended
	January 3, 2021	December 29, 2019
Operating lease cost	$45,746	$45,414

Finance lease costs:
Amortization of right-of-use assets	$272	$202
Interest on lease liabilities	219	226
Total finance lease costs	$491	$428

Variable lease costs	$12,605	$12,050
Sublease income	(5,300)	(4,037)
Total lease costs	$53,542	$53,855

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Supplemental balance sheet information related to leases is as follows:

	January 3, 2021	December 29, 2019
Operating Leases
Operating lease right-of-use assets	$261,304	$251,272

Other current liabilities	$19,803	$22,338
Operating lease liabilities	268,086	256,798
Total operating lease liabilities	$287,889	$279,136

Finance Leases
Property and equipment, gross	$2,733	$2,713
Accumulated amortization	(1,599)	(1,323)
Property and equipment, net	$1,134	$1,390

Current portion of long-term debt	$265	$212
Long-term debt, net of current portion	1,593	1,823
Total finance lease liabilities	$1,858	$2,035

Weighted Average Remaining Lease Term (in Years)
Operating leases	11.6	12.1
Finance leases	6.7	7.9

Weighted Average Discount Rate
Operating leases	7.60%	7.67%
Finance leases	11.89%	12.67%

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Supplemental cash flow information related to leases is as follows:

	Year Ended
	January 3, 2021	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$47,232	$41,216
Operating cash flows for finance leases	219	226
Financing cash flows for finance leases	237	164

Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	37,616	12,654
Finance lease ROU assets	33	495

Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	2,726	4,372
Operating lease liabilities	3,188	5,126

Operating lease right-of-use assets obtained and liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	—	267,743
Operating lease liabilities	—	291,373
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2021	$40,741	$455
2022	43,508	484
2023	40,578	437
2024	37,439	352
2025	35,986	293
Thereafter	252,236	713
Total lease payments	450,488	2,734
Less amount representing interest	(162,599)	(876)
Total discounted lease liabilities	287,889	1,858
Less current portion	(19,803)	(265)
Long-term portion of lease liabilities	$268,086	$1,593

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company subleases land and buildings related to closed restaurant locations and a closed office location under various operating sublease agreements. Initial sublease terms are generally for the period of time remaining on the head lease term and, in some cases, subleases provide for renewal options and in most cases rent escalations. As of January 3, 2021, the Company's subleases have remaining sublease terms of 1.3 years to 18.4 years. Some of the Company's subleases include options to extend the lease for up to 25 years. Variable lease payments included in sublease income consist of certain occupancy related costs, such as variable common area maintenance expense and property taxes where the Company makes the real estate payment and is reimbursed by the lessee. The sublease agreements do not include residual value guarantees. Consistent with the Company's real estate leases, many of the subleases contain usage restrictions, but its subleases do not contain financial covenants and restrictions.
The undiscounted cash flows to be received under operating subleases were as follows:

Operating Leases
2021	$5,004
2022	4,971
2023	4,967
2024	5,024
2025	5,146
Thereafter	41,798
Total	$66,910
Total rent expense on operating leases, including contingent rentals, prior to the adoption of ASC 842 was as follows:

Year Ended
December 30, 2018
Minimum rent on real property, excluding rent included in pre-opening costs	$35,881
Additional rent based on percentage of sales	153
Restaurant rent expense	36,034
Rent included in pre-opening costs	861
Administrative and equipment rent	850
$37,745
8. Long-Term Debt
Long-term debt at January 3, 2021 and December 29, 2019, consisted of the following:

	January 3, 2021	December 29, 2019
Term loan facility	$75,000	$—
Revolving credit facility	—	75,000
Finance leases	1,858	2,035
	76,858	77,035
Less: current portion of long-term debt	(1,015)	(212)
Less: unamortized discount and debt issuance costs	(3,515)	—
	$72,328	$76,823
New Senior Credit Facility. On November 23, 2020, the Company terminated its former senior secured revolving credit facility, referred to as the "former senior credit facility," and entered into a new senior secured credit facility among the Company and the lenders, which is referred to as the "new senior credit facility." The new senior credit facility is comprised of a term loan facility (the "term loan facility") of $75.0 million and a revolving credit facility (the "revolving credit facility") of up to $10.0 million and matures on November 23, 2025. The new senior credit facility also provides for potential incremental

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

term loan borrowing increases of up to $37.5 million in the aggregate, subject to, among other items, compliance with a minimum Total Leverage Ratio and other terms specified in the new senior credit facility. On January 3, 2021, there were $75.0 million in outstanding borrowings, subject to an original issue discount, under the term loan facility and no borrowings under the revolving credit facility.
Under the new senior credit facility, the Company must repay the unpaid principal amount of the term loan facility quarterly which commences on March 31, 2021, in an amount equal to 0.25% of the aggregate principal amount of the term loan facility on the effective date of the new senior credit facility, resulting in annual mandatory principal repayments of $0.8 million.
The new senior credit facility provides that the Company must maintain minimum Liquidity (as defined in the new senior credit facility) of $20.0 million (the "Liquidity Threshold") until January 3, 2022. The new senior credit facility also provides that the Company is not required to be in compliance with the Total Leverage Ratio under the new senior credit facility until January 3, 2022, or the date in which Liquidity is less than the Liquidity Threshold. The Company will be permitted to exercise equity cure rights with respect to compliance with the Total Leverage Ratio subject to certain restrictions as set forth in the new senior credit facility.
Borrowings under the new senior credit facility bear interest at a rate per annum, at the Company's option, equal to either (all terms as defined in the new senior credit facility):
1)    the Base Rate plus the Applicable Margin of 6.75% with a minimum Base Rate of 2.00%, or
2)    the LIBOR (or Benchmark Replacement) Rate plus the Applicable Margin of 7.75%, with a minimum LIBOR (or Benchmark Replacement) Rate of 1.00%.
In addition, the new senior credit facility requires the Company to pay a commitment fee of 0.50% per annum on the daily amount of the unused portion of the revolving credit facility.
The outstanding borrowings under the revolving credit facility are prepayable without penalty or premium (other than customary breakage costs). The outstanding borrowings under the term loan facility are voluntarily prepayable by the Company, and the new senior credit facility requires that proceeds received when certain prepayment events (as defined in the new senior credit facility) occur must be used to reduce the outstanding revolver and term loan borrowings under the new senior credit facility. Voluntary and mandatory prepayments of the term loan facility are subject to payment of an Applicable Premium as defined under the new senior credit facility.
The Company's new senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any of the Company's indebtedness having an outstanding principal amount in excess of $5.0 million which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.
The new senior credit facility contains certain covenants, including, without limitation, those limiting the Company's ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in any material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends.
The Company's obligations under the new senior credit facility are secured by all of the Company's and its subsidiaries assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
Under the new senior credit facility, the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, defaults on other indebtedness, certain judgments or upon the occurrence of a change of control (as specified in the new senior credit facility).
As of January 3, 2021, the Company was in compliance with the financial covenants under its new senior credit facility. At January 3, 2021, $10.0 million was available for borrowing under the revolving credit facility.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

At January 3, 2021, principal payments required on borrowings under the new senior credit facility over each of the following five years are as follows:

Term Loan
2021	$750
2022	750
2023	750
2024	750
2025	72,000
Total	$75,000
Interest expense on the Company's long-term debt, was $4.7 million, $3.7 million and $3.9 million for the years ended January 3, 2021; December 29, 2019; and December 30, 2018, respectively.
Former Amended Senior Credit Facility. On July 10, 2020, the Company entered into the Second Amendment to Credit Agreement (the former credit agreement as amended, the "former amended senior credit facility") among the Company and a syndicate of lenders. The former amended senior credit facility was scheduled to mature on November 30, 2022. The former amended senior credit facility included adjustments to the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio (each as amended and defined in the former amended senior credit facility) that were more reflective of the then-current sales and profit trends. Until its termination in November 2020, the only applicable financial covenants under the Company's former amended senior credit facility that required compliance were a minimum liquidity covenant and a maximum capital expenditure covenant discussed below. The former amended senior credit facility reduced the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the former amended senior credit facility from $150.0 million to $95.0 million in a phased reduction beginning with a $30.0 million permanent reduction that occurred on July 10, 2020. The former amended senior credit facility was terminated on November 23, 2020 and replaced with the new senior credit facility discussed above.
The former amended senior credit facility provided that the Company was not required to be in compliance with the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio under the former amended senior credit facility from July 10, 2020 through April 3, 2021. The former amended senior credit facility also provided that the Company maintain minimum liquidity (as defined and provided in the former amended senior credit facility, generally unrestricted cash plus available borrowings under the former amended senior credit facility).
Borrowings under the former amended senior credit facility bore interest at a rate per annum, at the Company's option, equal to either (all terms as defined in the former amended senior credit facility):
1)    the Alternate Base Rate plus the Applicable Rate of 4.00% with a minimum Alternate Base Rate of 2.00%, or
2)    the Adjusted LIBOR Rate plus the Applicable Rate of 5.00% with a minimum Adjusted LIBOR Rate of 1.00%.
In addition, the former amended senior credit facility required the Company to pay (i) a commitment fee of 0.50% per annum on the daily amount of the unused portion of the facility and (ii) a letter of credit participation fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
Former Senior Credit Facility. The former senior credit facility was entered into in November 2017, provided for aggregate revolving credit borrowings of up to $150.0 million (including up to $15.0 million available for letters of credit) and was scheduled to mature on November 30, 2022. The former senior credit facility also provided for potential incremental increases of up to $50.0 million to the revolving credit borrowings available under the former senior credit facility. The former senior secured credit facility was amended on July 10, 2020 before being terminated on November 23, 2020 and replaced with the new senior credit facility discussed above.
Borrowings under the former senior credit facility bore interest at a per annum rate, at the Company's option, equal to either (all terms as defined in the former senior credit facility agreement):
1)     the Alternate Base Rate plus the applicable margin of 0.75% to 1.50% based on the Company's Adjusted Leverage Ratio, or
2)     the LIBOR Rate plus the applicable margin of 1.75% to 2.50% based on the Company's Adjusted Leverage Ratio.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

In addition, the former senior credit facility required the Company to pay (i) a commitment fee based on the applicable Commitment Fee rate of 0.25% to 0.35%, based on the Company's Adjusted Leverage Ratio and the unused portion of the facility and (ii) a letter of credit participation fee based on the applicable LIBOR margin and the dollar amount of outstanding letters of credit.
The Company recognized a loss on extinguishment of debt totaling $1.2 million for unamortized deferred financing costs related to the capacity reduction and termination of its former senior credit facility.
9. Income Taxes
The Company's income tax provision (benefit) was comprised of the following:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Current:
Federal	$(8,320)	$(2,347)	$(10,378)
Foreign	278	336	355
State	390	492	421
	(7,652)	(1,519)	(9,602)
Deferred:
Federal	632	(2,132)	6,591
State	(380)	(425)	297
	252	(2,557)	6,888
Valuation allowance	(902)	13,445	(58)
	$(8,302)	$9,369	$(2,772)

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities at January 3, 2021, and December 29, 2019, were as follows:

	January 3, 2021	December 29, 2019
Deferred income tax assets:
Accrued vacation benefits	$833	$875
Incentive compensation	1,564	1,024
Other accruals	2,460	2,804
Operating lease liabilities	68,216	65,251
Occupancy costs	51	175
Tax credit carryforwards	1,776	1,949
Federal net operating loss	—	2,770
Other	2,856	973
Gross deferred income tax assets	77,756	75,821
Deferred income tax liabilities:
Right-of-use operating lease assets	(60,860)	(58,524)
Property and equipment depreciation	(6,191)	(6,509)
Amortization of other intangibles, net	(49)	(34)
Cloud-based software deferred costs	(1,083)	(990)
Other	(461)	(400)
Gross deferred income tax liabilities	(68,644)	(66,457)
Less: Valuation allowance	(13,221)	(14,123)
Net deferred income tax liabilities	$(4,109)	$(4,759)
The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred income tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available positive and negative evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and, when appropriate, estimated future taxable income exclusive of reversing temporary differences and carryforwards. In 2019, the Company determined that it was more likely than not that its deferred tax assets would not be fully realized in future periods and established a valuation allowance of $10.3 million against federal deferred tax assets and $3.2 million against state deferred tax assets. At January 3, 2021, and December 29, 2019, the Company had a valuation allowance of $13.2 million and $14.1 million, respectively, against deferred income tax assets where it was determined to be more likely than not that the deferred income tax assets will not be realized through the reversal of existing deferred tax liabilities. The valuation allowance decreased $0.9 million in 2020 as a result of changes in the Company's deferred tax assets and liabilities and increased $13.4 million in 2019 as a result of establishing a valuation allowance in the fourth quarter of 2019. The Company's ability to utilize deferred income tax assets and estimate future taxable income for federal and state purposes can significantly change based on future events and operating results.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company's effective tax rate was 44.8%, (12.5)%, and (55.3)% for the years ended January 3, 2021; December 29, 2019; and December 30, 2018, respectively. A reconciliation of the statutory federal income tax provision (benefit) to the effective tax provision (benefit) was as follows:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Statutory federal income tax provision (benefit)	$(3,888)	$(15,753)	$1,053
State income taxes, net of federal benefit	8	49	552
Change in valuation allowance	(902)	13,445	(58)
Change in federal income tax rate and tax methods	(3,846)	(716)	(3,977)
Net share-based compensation-tax benefit deficiencies	352	235	178
Non-deductible goodwill	—	12,357	—
Non-deductible expenses	139	214	53
Foreign taxes	278	336	355
Employment tax credits	(325)	(381)	(897)
Foreign tax credits/deductions	(241)	(71)	(75)
Other	123	(346)	44
	$(8,302)	$9,369	$(2,772)
Tax Law Changes. In 2018, in conjunction with a cost segregation study conducted prior to filing its 2017 federal income tax return, the Company changed the depreciation method for certain assets for federal income tax purposes to accelerate tax deductions. Changes in the Company's 2017 federal income tax return from the amounts recorded as of December 31, 2017 were primarily the result of changing the depreciable lives of assets for federal income tax purposes. These changes allowed the Company to record an incremental benefit of $4.0 million during the twelve months ended December 30, 2018.
On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions that allow net operating losses in 2018, 2019, and 2020 to be carried back for up to five years and eliminates the 80% taxable income limitation on net operating loss deductions for 2018 through 2020. The CARES Act also includes technical amendments that are retroactive to 2018 which permit certain assets to be classified as qualified improvement property and expensed immediately. These changes allowed the Company to record an incremental benefit of $3.8 million, which represents the impact of carrying net operating losses from 2018 and 2019 back to years with a higher federal corporate income tax rate as well as reclassifying certain assets as qualified improvement property and other changes to depreciation methods for certain assets made in conjunction with a cost segregation study conducted prior to filing the Company's 2019 federal income tax return in 2020.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of January 3, 2021, and December 29, 2019, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The Company has deferred tax benefits of $1.3 million related to employment tax credits which, if unutilized after various times beginning in 2038, will have a reduced value of $0.3 million. The Company also has a deferred tax benefit of $0.4 million (for which a valuation allowance has been established) related to a Florida net operating loss carryforward that has no expiration date.
The Company is currently under examination by the Internal Revenue Service for the tax years 2015–2017. It is not currently under examination by any other taxing jurisdictions. The tax years 2013–2020 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

10. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 500,000 shares of common stock valued at approximately $3.7 million and 1,381,137 shares of common stock valued at approximately $14.3 million during the twelve months ended January 3, 2021, and December 29, 2019, respectively. The shares repurchased in 2020 were purchased on or before March 12, 2020. The repurchased shares are held as treasury stock at cost. The Company's new senior credit facility prohibits share repurchases, and the Company currently does not intend to repurchase additional shares of its common stock for the foreseeable future.
Stock-Based Compensation
The Company established the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. The aggregate number of shares of stock authorized for grants or awards under the Fiesta Plan is 3,300,000. As of January 3, 2021, there were 676,853 shares available for future grants or awards under the Fiesta Plan.
During the years ended January 3, 2021; December 29, 2019; and December 30, 2018, the Company granted certain employees, and in 2019 and 2018 a consultant, in the aggregate 422,446, 243,948, and 161,791 non-vested restricted shares, respectively, under the Fiesta Plan. Shares granted to employees during the years ended January 3, 2021; December 29, 2019; and December 30, 2018, vest and become non-forfeitable over a four-year vesting period. The shares granted to the consultant vest over a three-year vesting period. Additionally, during the year ended January 3, 2021, the Company granted certain employees 366,445 non-vested restricted shares that fully vest and become non-forfeitable after two years. The weighted average fair value at the grant date for restricted non-vested shares issued during the years ended January 3, 2021; December 29, 2019; and December 30, 2018, was $9.33 per share, $13.06 per share, and $18.70 per share, respectively.
During the years ended January 3, 2021; December 29, 2019; and December 30, 2018, the Company granted non-employee directors 79,260, 43,054, and 31,146 non-vested restricted shares, respectively, under the Fiesta Plan. The weighted average fair value at the grant date for restricted non-vested shares issued to directors during the twelve months ended January 3, 2021; December 29, 2019; and December 30, 2018, was $8.16 per share, $12.66 per share, and $20.71 per share, respectively. These shares vest and become non-forfeitable over a one-year vesting period, or for certain grants to new directors, over a five-year vesting period.
During the years ended December 29, 2019 and December 30, 2018, the Company also granted certain employees 15,348 and 112,169 restricted stock units, respectively, under the Fiesta Plan subject to continued service requirements and market performance conditions.
•During the year ended and December 30, 2018, the Company granted certain executives 112,169 restricted stock units which vest in three tranches over a three-year vesting period subject to continued service and attainment of specified share price of the Company's common stock. Each tranche vests by the end of a one-year period if the specified target stock price condition for that year is met. If the specified target stock price condition for any tranche is not met for the year, the cumulative unearned units will be rolled over to subsequent tranches on a pro rata basis. The number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 112,169 shares, if the service and market performance conditions are met in the third year. The weighted average fair value at grant date for the restricted stock units granted to executives in the year ended December 30, 2018 was $6.96 per share.
•During the year ended December 29, 2019, the Company granted a certain executive 15,348 restricted stock units, which vest in two tranches over a two-year vesting period subject to continued service and attainment of specified share price of the Company's common stock. Each tranche vests by the end of a one-year period if the specified target stock price condition for that year is met. If the specified target stock price condition for the first tranche is not met for the year, the cumulative unearned units will be rolled over to the subsequent tranche. The number of shares into which

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 15,348 shares, if the service and market performance conditions are met in the last vesting period. The weighted average fair value at grant date for the restricted stock units granted in the year ended December 29, 2019 was $1.76 per share.
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable requisite service period of the award (the vesting period) using the straight-line method, or for restricted stock units subject to market performance conditions using the accelerated method. Stock-based compensation expense for the years ended January 3, 2021; December 29, 2019; and December 30, 2018, was $3.5 million, $2.8 million, and $3.5 million, respectively. As of January 3, 2021, the total unrecognized stock-based compensation expense related to non-vested shares and restricted stock units was approximately $7.9 million. At January 3, 2021, the remaining weighted average vesting period for non-vested restricted shares was 2.3 years and restricted stock units was 0.2 years.
A summary of all non-vested restricted shares and restricted stock units activity for the year ended January 3, 2021, is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	355,605	$15.47	176,362	$9.42
Granted	868,151	9.22	—	—
Vested/Released	(179,805)	15.22	(747)	32.44
Forfeited	(52,275)	11.86	(25,030)	8.33
Outstanding at January 3, 2021	991,676	$10.26	150,585	$9.49
The fair value of the non-vested restricted shares and all other restricted stock units is based on the closing price on the date of grant. The fair value of the restricted stock units subject to market conditions was estimated using the Monte Carlo simulation method. The assumptions used to value grant restricted stock units subject to market conditions are detailed below:

	2019	2018
	Non-CEO Grant	Non-CEO Grant
Grant date stock price	$14.66	$18.70
Fair value at grant date	$1.76	$6.96
Risk free interest rate	2.53%	2.40%
Expected term (in years)	2	3
Dividend yield	—%	—%
Expected volatility	43.18%	41.49%
The fair value of the shares vested and released during the years ended January 3, 2021; December 29, 2019; and December 30, 2018, was $1.2 million, $1.8 million, and $2.5 million, respectively.

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
January 3, 2021:
Restaurant sales	$314,112	$238,685	$—	$552,797
Franchise revenue	1,246	760	—	2,006
Cost of sales	100,080	70,433	—	170,513
Restaurant wages and related expenses(1)	74,328	74,817	—	149,145
Restaurant rent expense	22,773	22,588	—	45,361
Other restaurant operating expenses	47,354	34,826	—	82,180
Advertising expense	8,384	6,455	—	14,839
General and administrative expense(2)	28,622	24,455	—	53,077
Adjusted EBITDA	36,517	8,463	—	44,980
Depreciation and amortization	21,112	17,094	—	38,206
Capital expenditures	9,163	7,214	1,992	18,369
December 29, 2019:
Restaurant sales	$361,693	$296,570	$—	$658,263
Franchise revenue	1,780	900	—	2,680
Cost of sales	115,119	92,334	—	207,453
Restaurant wages and related expenses(1)	84,909	94,269	—	179,178
Restaurant rent expense	22,050	25,755	—	47,805
Other restaurant operating expenses	49,768	42,129	—	91,897
Advertising expense	12,358	10,821	—	23,179
General and administrative expense(2)	31,023	25,172	—	56,195
Adjusted EBITDA	50,560	7,889	—	58,449
Depreciation and amortization	21,476	17,719	—	39,195
Capital expenditures	21,921	18,023	1,303	41,247
December 30, 2018:
Restaurant sales	$374,381	$311,544	$—	$685,925
Franchise revenue	1,815	857	—	2,672
Cost of sales	123,042	95,904	—	218,946
Restaurant wages and related expenses(1)	87,025	101,106	—	188,131
Restaurant rent expense	17,457	18,577	—	36,034
Other restaurant operating expenses	51,757	49,071	—	100,828
Advertising expense	13,068	10,627	—	23,695
General and administrative expense(2)	29,621	24,904	—	54,525
Adjusted EBITDA	54,903	13,059	—	67,962
Depreciation and amortization	21,372	16,232	—	37,604
Capital expenditures	27,667	28,886	1,297	57,850
Identifiable Assets:
January 3, 2021	$311,905	$182,009	$74,829	$568,743
December 29, 2019	340,012	195,883	32,746	568,641
(1)     Includes stock-based compensation expense of $200, $195 and $90 for the years ended January 3, 2021; December 29, 2019; and December 30, 2018, respectively.
(2)     Includes stock-based compensation expense of $3,284, $2,649 and $3,379 for the years ended January 3, 2021; December 29, 2019; and December 30, 2018, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows:

Year Ended	Pollo Tropical	Taco Cabana	Other	Consolidated
January 3, 2021:
Net loss				$(10,211)
Benefit from income taxes				(8,302)
Income (loss) before taxes	$2,557	$(19,829)	$(1,241)	$(18,513)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	21,112	17,094	—	38,206
Impairment and other lease charges	8,023	1,116	—	9,139
Interest expense	2,405	2,351	—	4,756
Closed restaurant rent expense, net of sublease income	2,093	4,394	—	6,487
Loss on extinguishment of debt	—	—	1,241	1,241
Other expense (income), net	(2,373)	676	—	(1,697)
Stock-based compensation expense in restaurant wages	73	127	—	200
Total non-general and administrative expense adjustments	31,333	25,758	1,241	58,332
General and administrative expense adjustments:
Stock-based compensation expense	1,652	1,632	—	3,284
Restructuring costs and retention bonuses	551	556	—	1,107
Digital and brand repositioning costs	424	346	—	770
Total general and administrative expense adjustments	2,627	2,534	—	5,161
Adjusted EBITDA	$36,517	$8,463	$—	$44,980

December 29, 2019:
Net loss				$(84,386)
Provision for income taxes				9,369
Income (loss) before taxes	$20,300	$(95,317)	$—	$(75,017)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	21,476	17,719	—	39,195
Impairment and other lease charges	15	13,086	—	13,101
Goodwill impairment	—	67,909	—	67,909
Interest expense	1,953	1,919	—	3,872
Closed restaurant rent expense, net of sublease income	3,260	903	—	4,163
Other expense (income), net	862	179	—	1,041
Stock-based compensation expense in restaurant wages	70	125	—	195
Total non-general and administrative expense adjustments	27,636	101,840	—	129,476
General and administrative expense adjustments:
Stock-based compensation expense	1,590	1,059	—	2,649
Restructuring costs and retention bonuses	827	137	—	964
Digital and brand repositioning costs	207	170	—	377
Total general and administrative expense adjustments	2,624	1,366	—	3,990
Adjusted EBITDA	$50,560	$7,889	$—	$58,449

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Year Ended:	Pollo Tropical	Taco Cabana	Other	Consolidated
December 30, 2018:
Net income				$7,787
Benefit from income taxes				(2,772)
Income (loss) before taxes	$17,639	$(12,624)	$—	$5,015
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	21,372	16,232	—	37,604
Impairment and other lease charges	13,587	7,557	—	21,144
Interest expense	1,920	2,046	—	3,966
Other expense (income), net	(1,225)	(1,782)	—	(3,007)
Stock-based compensation expense in restaurant wages	34	56	—	90
Total non-general and administrative expense adjustments	35,688	24,109	—	59,797
General and administrative expense adjustments:
Stock-based compensation expense	1,885	1,494	—	3,379
Board and shareholder matter costs	(328)	(269)	—	(597)
Restructuring costs and retention bonuses	196	349	—	545
Legal settlements and related costs	(177)	—	—	(177)
Total general and administrative expense adjustments	1,576	1,574	—	3,150
Adjusted EBITDA	$54,903	$13,059	$—	$67,962

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
Weighted average outstanding restricted stock units totaling 560 shares were not included in the computation of diluted earnings per share for the twelve months ended December 30, 2018, because including these restricted stock units would have been antidilutive. For the twelve months ended January 3, 2021 and December 29, 2019, all restricted stock units outstanding were excluded from the computation of diluted earnings per share because including restricted stock units would have been antidilutive as a result of the net loss in the period.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The computation of basic and diluted EPS is as follows:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Basic and diluted EPS:
Net income (loss)	$(10,211)	$(84,386)	$7,787
Less: income allocated to participating securities	—	—	85
Net income (loss) available to common stockholders	$(10,211)	$(84,386)	$7,702
Weighted average common shares—basic	25,341,415	26,500,356	26,890,577
Restricted stock units	—	—	3,506
Weighted average common shares—diluted	25,341,415	26,500,356	26,894,083

Earnings (loss) per common share—basic	$(0.40)	$(3.18)	$0.29
Earnings (loss) per common share—diluted	$(0.40)	$(3.18)	$0.29
13. Related Party Transactions
The Company engaged Jefferies LLC ("Jefferies"), an affiliate of two of the members of Fiesta's board of directors and a subsidiary of Jefferies Financial Group, Inc, a holder of more than 20 percent of the total outstanding shares of Fiesta, in the third quarter of 2020 in connection with a refinancing of the Company's former amended senior credit facility and other advisory services, as previously disclosed. The engagement of Jefferies and the corresponding engagement letter was approved by the Audit Committee in accordance with the Company's Related Party Transaction Policy as disclosed in its most recent proxy statement for the 2020 Annual Meeting of Stockholders. The Company paid fees of $1.7 million to Jefferies and reimbursed Jefferies for reasonable out of pocket and ancillary expenses of less than $0.1 million when the refinancing was completed in the fourth quarter of 2020. These payments are accounted for as debt issuance costs and are recorded as a reduction from the carrying value of the related term loan within long-term debt and as deferred financing fees related to the revolving line of credit within other assets on the consolidated balance sheet as of January 3, 2021. As of January 3, 2021, there were no amounts due to the related party recognized on the consolidated balance sheet.
14. Supplemental Cash Flow Information
The following table details supplemental cash flow information and disclosures of non-cash investing and financing activities:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Supplemental cash flow disclosures:
Interest paid on long-term debt (including capitalized interest of $57, $247 and $377, respectively)	$4,310	$4,395	$3,508
Income tax payments (refunds), net	(2,073)	(15,557)	(3,081)

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$1,352	$4,097	$6,191
Finance/capital lease obligations incurred	33	495	322
Accruals for financing costs associated with debt	277	—	—

Cash and restricted cash reconciliation:
Cash	$50,035	$13,413	$5,258
Restricted cash	3,584	—	—
Cash and restricted cash, end of year	$53,619	13,413	$5,258

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
The maximum potential liability for future rental payments that the Company could be required to make under these leases at January 3, 2021, was $2.9 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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
Contingency Related to Insurance Recoveries. During the third quarter of 2017, Texas and Florida were struck by Hurricane Harvey and Irma (the "Hurricanes"). Forty-three Taco Cabana and two Pollo Tropical restaurants in the Houston metropolitan area and all Pollo Tropical restaurants in Florida and the Atlanta metropolitan area were temporarily closed and affected by the Hurricanes to varying degrees. In the twelve months ended December 30, 2018, the Company received business interruption and property damage insurance settlement proceeds of $2.8 million and $1.7 million, respectively, and recognized other income of $2.1 million and $1.4 million for Pollo Tropical and Taco Cabana, respectively, related to the Hurricanes. The Company received a final settlement related to the Hurricanes as of December 30, 2018.
16. Retirement Plans
Fiesta offers certain of the Company's salaried employees the option to participate in the Fiesta Corporation Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Fiesta may elect to contribute to the Retirement Plan on an annual basis. Contributions made by Fiesta to the Retirement Plan for the Company's employees are made after the end of each plan year. For 2019 and 2018, Fiesta's discretionary annual contribution is equal to 50% of the employee's contribution up to the first 6% of eligible compensation for a maximum Fiesta contribution of 3% of eligible compensation per participating employee. Under the Retirement Plan, Fiesta contributions prior to 2020 begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. For 2020, Fiesta's discretionary contribution is equal to 100% of the first 3% of eligible compensation plus 50% of the next 2% of eligible compensation through the second quarter of 2020. On July 1, 2020, the Company suspended its employer matching contribution through the end of the year as a result of the COVID-19 Pandemic. Fiesta contributions for 2020 will vest immediately. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Retirement Plan employer matching expense for the years ended January 3, 2021; December 29, 2019; and December 30, 2018, was $0.3 million, $0.4 million and $0.5 million respectively.
Fiesta also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as "highly compensated" employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At January 3, 2021, and December 29, 2019, a total of $0.5 million and $0.4 million, respectively, was deferred by the Company's employees under the Deferred Compensation Plan, including accrued interest.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

17. Selected Quarterly Financial and Earnings Data (Unaudited)

	Year Ended January 3, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$146,699	$121,868	$137,332	$148,904
Income (loss) from operations(1)	(9,361)	(8,849)	1,822	3,872
Net income (loss)(2)	(7,317)	(8,343)	4,593	856
Earnings (loss) per common share—basic	$(0.29)	$(0.33)	$0.18	$0.03
Earnings (loss) per common share—diluted	(0.29)	(0.33)	0.18	0.03

	Year Ended December 29, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$165,852	$171,381	$164,248	$159,462
Income (loss) from operations(1)	4,469	(41,850)	(24,305)	(9,459)
Net income (loss)	2,289	(43,440)	(22,182)	(21,053)
Earnings (loss) per common share—basic	$0.08	$(1.62)	$(0.84)	$(0.82)
Earnings (loss) per common share—diluted	0.08	(1.62)	(0.84)	(0.82)
(1)    The Company recognized impairment and other lease charges of $4.2 million, $2.3 million, $2.4 million and $0.2 million in the first, second, third and fourth quarters of 2020, respectively, and $(0.3) million, $1.8 million, $3.3 million and $8.4 million in the first, second, third and fourth quarters of 2019, respectively. See Note 5—Impairment of Long-lived Assets and Other Lease Charges. The Company recognized goodwill impairment charges of $46.5 million (which was not tax deductible) and $21.4 million (of which $9.1 million was tax deductible) in the second and third quarters of 2019, respectively.
(2)    The Company recorded a valuation allowance on its deferred income tax assets, which resulted in a $13.5 million increase in income taxes in the fourth quarter of 2019.
18. Subsequent Events
Subsequent to January 3, 2021, the Company sold one restaurant property in a sale-leaseback transaction for total net proceeds of $1.3 million.

FIESTA RESTAURANT GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands of dollars)

	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deduction	Balance at end of period
Year ended January 3, 2021:
Deferred income tax valuation allowance	$14,123	$(902)	$—	$—	$13,221
Year ended December 29, 2019:
Deferred income tax valuation allowance	678	13,445	—	—	14,123
Year ended December 30, 2018:
Deferred income tax valuation allowance	736	(58)	—	—	678

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of March 2021.

FIESTA RESTAURANT GROUP, INC.

Date:	March 4, 2021	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STACEY RAUCH	Director and Chairman of the Board of Directors	March 4, 2021
Stacey Rauch
/s/ RICHARD C. STOCKINGER	Chief Executive Officer, President and Director	March 4, 2021
Richard C. Stockinger
/s/ DIRK MONTGOMERY	Senior Vice President, Chief Financial Officer, and Treasurer	March 4, 2021
Dirk Montgomery
/s/ CHERI KINDER	Vice President, Corporate Controller, and Chief Accounting Officer	March 4, 2021
Cheri Kinder
/s/ NICHOLAS DARAVIRAS	Director	March 4, 2021
Nicholas Daraviras
/s/ STEPHEN P. ELKER	Director	March 4, 2021
Stephen P. Elker
/s/ BRIAN P. FRIEDMAN	Director	March 4, 2021
Brian P. Friedman
/s/ NICHOLAS P. SHEPHERD	Director	March 4, 2021
Nicholas P. Shepherd
/s/ PAUL E. TWOHIG	Director	March 4, 2021
Paul E. Twohig
/s/ SHERRILL KAPLAN	Director	March 4, 2021
Sherrill Kaplan
/s/ ANDREW RECHTSCHAFFEN	Director	March 4, 2021
Andrew Rechtschaffen