Form 10-Q
period 2021-04-04
Fiesta Restaurant Group, Inc.
filed 2021-05-13
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2021, Fiesta Restaurant Group, Inc. had 26,465,303 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED APRIL 4, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 4, 2021	January 3, 2021
ASSETS
Current assets:
Cash	$59,016	$50,035
Restricted cash	3,837	3,584
Accounts receivable	8,883	8,884
Inventories	4,164	4,205
Prepaid rent	119	115
Income tax receivable	81	9,399
Prepaid expenses and other current assets	9,739	7,804
Total current assets	85,839	84,026
Property and equipment, net	153,066	161,081
Operating lease right-of-use assets	257,964	261,304
Goodwill	56,307	56,307
Other assets	7,787	6,025
Total assets	$560,963	$568,743
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,021	$1,015
Accounts payable	13,256	13,339
Accrued payroll, related taxes and benefits	13,488	14,236
Accrued real estate taxes	2,977	6,600
Other current liabilities	31,456	29,719
Total current liabilities	62,198	64,909
Long-term debt, net of current portion	72,238	72,328
Operating lease liabilities	264,487	268,086
Deferred tax liabilities	3,744	4,109
Other non-current liabilities	11,441	11,530
Total liabilities	414,108	420,962
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 28,427,348 and 28,278,320 shares issued, respectively, and 25,402,677 and 25,293,149 shares outstanding, respectively	274	273
Additional paid-in capital	177,776	176,614
Retained earnings (accumulated deficit)	(10,416)	(8,327)
Treasury stock, at cost; 1,993,495 shares	(20,779)	(20,779)
Total stockholders' equity	146,855	147,781
Total liabilities and stockholders' equity	$560,963	$568,743
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 4, 2021 AND MARCH 29, 2020
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Revenues:
Restaurant sales	$144,164	$146,086
Franchise royalty revenues and fees	575	613
Total revenues	144,739	146,699
Costs and expenses:
Cost of sales	43,086	46,276
Restaurant wages and related expenses (including stock-based compensation expense of $42 and $36, respectively)	38,044	40,495
Restaurant rent expense	11,633	11,339
Other restaurant operating expenses	22,296	21,511
Advertising expense	3,988	5,783
General and administrative (including stock-based compensation expense of $1,121 and $776, respectively)	14,568	14,384
Depreciation and amortization	8,926	9,430
Pre-opening costs	—	69
Impairment and other lease charges	(122)	4,233
Closed restaurant rent expense, net of sublease income	1,091	1,632
Other expense (income), net	(38)	908
Total operating expenses	143,472	156,060
Income (loss) from operations	1,267	(9,361)
Interest expense	2,023	961
Loss before income taxes	(756)	(10,322)
Provision for (benefit from) income taxes	1,333	(3,005)
Net loss	$(2,089)	$(7,317)
Earnings (loss) per common share:
Basic	$(0.08)	$(0.29)
Diluted	(0.08)	(0.29)
Weighted average common shares outstanding:
Basic	25,324,213	25,519,247
Diluted	25,324,213	25,519,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED APRIL 4, 2021 AND MARCH 29, 2020
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2019	25,612,597	$271	$173,132	$1,884	$(17,051)	$158,236
Stock-based compensation	—	—	812	—	—	812
Vesting of restricted shares	73,998	—	—	—	—	—
Purchase of treasury stock	(500,000)	—	—	—	(3,728)	(3,728)
Net loss	—	—	—	(7,317)	—	(7,317)
Balance at March 29, 2020	25,186,595	$271	$173,944	$(5,433)	$(20,779)	$148,003

Balance at January 3, 2021	25,293,149	$273	$176,614	$(8,327)	$(20,779)	$147,781
Stock-based compensation	—	—	1,163	—	—	1,163
Vesting of restricted shares	109,528	1	(1)	—	—	—
Net loss	—	—	—	(2,089)	—	(2,089)
Balance at April 4, 2021	25,402,677	$274	$177,776	$(10,416)	$(20,779)	$146,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 4, 2021 AND MARCH 29, 2020
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Operating activities:
Net loss	$(2,089)	$(7,317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposals of property and equipment, net	(245)	—
Stock-based compensation	1,163	812
Impairment and other lease charges	(122)	4,233
Depreciation and amortization	8,926	9,430
Amortization of deferred financing costs	200	68
Deferred income taxes	(365)	4,212
Changes in other operating assets and liabilities	2,056	(6,974)
Net cash provided by operating activities	9,524	4,464
Investing activities:
Capital expenditures:
New restaurant development	—	(1,590)
Restaurant remodeling	(662)	(1,025)
Other restaurant capital expenditures	(1,972)	(2,536)
Corporate and restaurant information systems	(462)	(932)
Total capital expenditures	(3,096)	(6,083)
Proceeds from sale-leaseback transactions	3,083	—
Net cash used in investing activities	(13)	(6,083)
Financing activities:
Borrowings on revolving credit facility	—	71,420
Repayments on revolving credit facility	—	(75,420)
Repayment of secured debt	(188)	—
Principal payments on finance leases	(82)	(57)
Financing costs associated with debt	(7)	—
Payments to purchase treasury stock	—	(3,728)
Net cash used in financing activities	(277)	(7,785)
Net change in cash and restricted cash	9,234	(9,404)
Cash and restricted cash, beginning of period	53,619	13,413
Cash and restricted cash, end of period	$62,853	$4,009
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively "Pollo Tropical"), and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the "Company." At April 4, 2021, the Company owned and operated 138 Pollo Tropical® restaurants and 143 Taco Cabana® restaurants. All of the Pollo Tropical restaurants are located in Florida and all of the Taco Cabana restaurants are located in Texas. At April 4, 2021, the Company franchised a total of 29 Pollo Tropical restaurants and six Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, two in Panama, one in Guyana, two in Ecuador, one in the Bahamas, five on college campuses and one at a hospital in Florida. The franchised Taco Cabana restaurants include six in New Mexico.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2021 contained 53 weeks. The three months ended April 4, 2021 and March 29, 2020 each contained thirteen weeks. The fiscal year ending January 2, 2022 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three months ended April 4, 2021 and March 29, 2020 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended April 4, 2021 and March 29, 2020 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 3, 2021 included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2021. The January 3, 2021 balance sheet data is derived from those audited financial statements.
During the three months ended April 4, 2021, the Company determined that tax depreciation on certain assets placed into service prior to the formation of Fiesta in 2011 was inadvertently calculated incorrectly in prior years as a result of the tax depreciation classification assigned to these assets, which resulted in an overstatement of the related deferred tax liability. The Company recorded a related out-of-period adjustment in the three months ended April 4, 2021, after performing a review to identify affected assets. This adjustment resulted in an increase to income tax expense and net loss of $1.5 million, an increase in other current liabilities of $1.5 million and a decrease in deferred tax liabilities of $1.0 million which was offset by a corresponding increase of $0.9 million in the deferred tax valuation allowance. The adjustment to income tax expense primarily relates to fiscal 2017 when the Company recorded an adjustment to deferred income taxes related to a change in the federal income tax rate and fiscal 2019 when the Company established a valuation allowance on its deferred income tax assets. Prior to these years, the impact primarily affected deferred income tax liabilities and other current liabilities. In fiscal 2020 and 2019, the impact would have increased net loss by $0.1 million and $0.9 million, respectively. The adjustment did not affect pre-tax consolidated financial results or Adjusted EBITDA for either of the Company's segments. The Company evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that this adjustment was not material to the Company's financial position or results of operations for the current or any prior periods.
Guidance Adopted in 2021. In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740) ("ASU No. 2019-12"), which is a part of the Simplification Initiative being undertaken by the FASB to reduce complexity of accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions, the most notable for the Company being the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the full year. The Company adopted this new accounting standard on January 4, 2021, and will apply it prospectively in each period after the date of adoption. The impact of the standard is largely dependent on interim and anticipated profit or loss in a given period, however the Company does not expect ASU No. 2019-12 to have a significant impact on its financial statements.

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
•Term Loan Borrowings. The fair value of outstanding term loan borrowings under the Company's new senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $75.0 million at April 4, 2021 and $74.4 million at January 3, 2021, respectively. The carrying value of the Company's senior credit facility was $71.5 million at April 4, 2021 and $71.5 million at January 3, 2021, respectively.
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
During the first quarter of 2021, the Company sold two restaurant properties for total proceeds of $3.1 million in sale-leaseback transactions that resulted in a total gain of $0.3 million, which is recognized in other expense (income), net in the condensed consolidated statements of operations.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include: insurance liabilities, evaluation for impairment of goodwill and long-lived assets, lease accounting matters, and deferred income tax assets. Actual results could differ from those estimates. Due to the uncertainty associated with the unprecedented nature of the COVID-19 pandemic and the impact it will have on the Company's operations and future cash flows, it is reasonably possible that the estimates of future cash flows used in impairment assessments will change in the near term and the effect of the change could be material. The Company's current estimates assume that changes related to COVID-19 will continue to have an impact through the first half of 2021.

2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	April 4, 2021	January 3, 2021
Prepaid contract expenses	$4,762	$4,279
Assets held for sale(1)	1,257	1,257
Other	3,720	2,268
	$9,739	$7,804
(1)     As of April 4, 2021 and January 3, 2021, one closed Taco Cabana restaurant property owned by the Company was classified as held for sale.

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
A summary of impairment of long-lived assets and other lease charges (recoveries) recorded by segment is as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Pollo Tropical	$110	$3,696
Taco Cabana	(232)	537
	$(122)	$4,233
Impairment and other lease charges for the three months ended April 4, 2021 for Pollo Tropical include impairment charges of $0.1 million related primarily to impairment of equipment from previously impaired and closed restaurants. Impairment and other lease charges for the three months ended April 4, 2021 for Taco Cabana include gains from lease terminations of $(0.2) million.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Impairment and other lease charges for the three months ended March 29, 2020 for Pollo Tropical include impairment charges of $3.7 million, related primarily to the impairment of assets from three underperforming Pollo Tropical restaurants, two of which were closed in the third quarter of 2020, for which continued sales declines coupled with the impact of expected sales declines resulted in a decrease in the estimated future cash flows. Impairment and other lease charges for the three months ended March 29, 2020 for Taco Cabana include impairment charges of $0.5 million, related primarily to the impairment of assets for two underperforming Taco Cabana restaurants for which continued sales declines coupled with the impact of expected sales declines resulted in a decrease in the estimated future cash flows.
The Company determines the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilizes third-party information such as a broker quoted value to determine the fair value of the property, when applicable. The Company also utilizes discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilizes current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. Impairment charges for the three months ended April 4, 2021 related primarily to impairment of equipment from previously impaired restaurants.

4. Other Liabilities
Other current liabilities consist of the following:

	April 4, 2021	January 3, 2021
Operating lease liabilities	$19,922	$19,803
Accrued workers' compensation and general liability claims	3,845	3,619
Sales and property taxes	1,664	2,347
Accrued occupancy costs(1)	300	330
Other	5,725	3,620
	$31,456	$29,719
(1)    Accrued occupancy costs primarily consisted of obligations pertaining to closed restaurant locations.

Other non-current liabilities consist of the following:

	April 4, 2021	January 3, 2021
Accrued workers' compensation and general liability claims	$6,791	$6,791
Accrued payroll taxes(1)	2,936	3,003
Deferred compensation	480	491
Other	1,234	1,245
	$11,441	$11,530
(1)    Includes employer Social Security payroll tax deferred as a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act")

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The following table presents the activity in the closed restaurant reserve, which is included within other current liabilities on the condensed consolidated balance sheets at April 4, 2021 and January 3, 2021.

	Three Months Ended April 4, 2021	Year Ended January 3, 2021
Balance, beginning of period	$218	$752
Payments, net	(12)	(259)
Other adjustments	(7)	(275)
Balance, end of period	$199	$218

5. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 500,000 shares of common stock valued at approximately $3.7 million during the three months ended March 29, 2020. The shares repurchased in 2020 were purchased on or before March 12, 2020. The repurchased shares are held as treasury stock at cost. The Company's new senior credit facility prohibits share repurchases, and the Company currently does not intend to repurchase additional shares of its common stock for the foreseeable future.
Stock-Based Compensation
During the three months ended April 4, 2021, the Company granted certain employees a total of 153,998 non-vested restricted shares under the Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (the "Fiesta Plan"). The shares granted to employees vest and become non-forfeitable over a four-year vesting period. The weighted average fair value at grant date for non-vested shares issued during the three months ended April 4, 2021 was $17.43 per share.
During the three months ended April 4, 2021, the Company also granted certain employees a total of 64,089 restricted stock units under the Fiesta Plan subject to performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three-year vesting period. The number of shares into which these restricted stock units convert is based on the attainment of certain financial performance conditions and ranges from no shares, if the minimum performance condition is not met, to 128,178 shares if the maximum performance condition is met. The weighted average fair value at grant date for the restricted stock units granted in the three months ended April 4, 2021 was $17.43 per share.
Stock-based compensation expense for the three months ended April 4, 2021 and March 29, 2020 was $1.2 million and $0.8 million, respectively. At April 4, 2021, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $10.4 million. At April 4, 2021, the remaining weighted average vesting period for non-vested restricted shares was 2.4 years and restricted stock units was 2.9 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of all non-vested restricted shares and restricted stock units activity for the three months ended April 4, 2021 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	991,676	$10.26	150,585	$9.49
Granted	153,998	17.43	64,089	17.43
Vested and released	(107,498)	14.24	(2,030)	20.75
Forfeited	(7,000)	12.73	(148,469)	9.32
Outstanding at April 4, 2021	1,031,176	$10.90	64,175	$17.45
The fair value of non-vested restricted shares and restricted stock units granted during the three months ended April 4, 2021, is based on the closing stock price on the date of grant.
6. Business Segment Information
The Company owns, operates and franchises two restaurant brands, Pollo Tropical® and Taco Cabana®, each of which is an operating segment. Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items, while Taco Cabana restaurants specialize in Mexican-inspired food with most items made fresh.
Each segment's accounting policies are described in the summary of significant accounting policies in Note 1 to the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2021. The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company's restaurants as set forth in the reconciliation table below.

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

Three Months Ended	Pollo Tropical	Taco Cabana	Other	Consolidated

April 4, 2021:
Restaurant sales	$87,840	$56,324	$—	$144,164
Franchise revenue	375	200	—	575
Cost of sales	27,301	15,785	—	43,086
Restaurant wages and related expenses(1)	20,339	17,705	—	38,044
Restaurant rent expense	5,877	5,756	—	11,633
Other restaurant operating expenses	13,184	9,112	—	22,296
Advertising expense	2,375	1,613	—	3,988
General and administrative expense(2)	7,880	6,688	—	14,568
Adjusted EBITDA	12,192	670	—	12,862
Depreciation and amortization	4,938	3,988	—	8,926
Capital expenditures	709	2,031	356	3,096
March 29, 2020:
Restaurant sales	$85,721	$60,365	$—	$146,086
Franchise revenue	404	209	—	613
Cost of sales	27,731	18,545	—	46,276
Restaurant wages and related expenses(1)	21,037	19,458	—	40,495
Restaurant rent expense	5,640	5,699	—	11,339
Other restaurant operating expenses	12,386	9,125	—	21,511
Advertising expense	3,504	2,279	—	5,783
General and administrative expense(2)	7,488	6,896	—	14,384
Adjusted EBITDA	8,780	(907)	—	7,873
Depreciation and amortization	5,278	4,152	—	9,430
Capital expenditures	3,281	2,600	202	6,083
Identifiable Assets:
April 4, 2021	$307,079	$178,302	$75,582	$560,963
January 3, 2021	311,905	182,009	74,829	568,743
(1) Includes stock-based compensation expense of $42 and $36 for the three months ended April 4, 2021 and March 29, 2020, respectively.
(2) Includes stock-based compensation expense of $1,121 and $776 for the three months ended April 4, 2021 and March 29, 2020, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net loss to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Taco Cabana	Consolidated
April 4, 2021:
Net loss			$(2,089)
Provision for income taxes			1,333
Income (loss) before taxes	$4,935	$(5,691)	$(756)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	4,938	3,988	8,926
Impairment and other lease charges	110	(232)	(122)
Interest expense	970	1,053	2,023
Closed restaurant rent expense, net of sublease income	240	851	1,091
Other expense (income), net	66	(104)	(38)
Stock-based compensation expense in restaurant wages	16	26	42
Total non-general and administrative expense adjustments	6,340	5,582	11,922
General and administrative expense adjustments:
Stock-based compensation expense	601	520	1,121
Digital and brand repositioning costs	316	259	575
Total general and administrative expense adjustments	917	779	1,696
Adjusted EBITDA	$12,192	$670	$12,862

March 29, 2020:
Net loss			$(7,317)
Benefit from income taxes			(3,005)
Loss before taxes	$(1,827)	$(8,495)	$(10,322)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	5,278	4,152	9,430
Impairment and other lease charges	3,696	537	4,233
Interest expense	483	478	961
Closed restaurant rent expense, net of sublease income	602	1,030	1,632
Other expense (income), net	107	801	908
Stock-based compensation expense in restaurant wages	11	25	36
Total non-general and administrative expense adjustments	10,177	7,023	17,200
General and administrative expense adjustments:
Stock-based compensation expense	310	466	776
Digital and brand repositioning costs	120	99	219
Total general and administrative expense adjustments	430	565	995
Adjusted EBITDA	$8,780	$(907)	$7,873

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
For the three months ended April 4, 2021 and March 29, 2020, all shares of outstanding restricted stock units were excluded from the computation of diluted EPS because including these restricted stock units would have been antidilutive as a result of the net loss in the three months ended April 4, 2021 and March 29, 2020.
The computation of basic and diluted EPS is as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Basic and diluted EPS:
Net loss	$(2,089)	$(7,317)
Less: income allocated to participating securities	—	—
Net loss available to common shareholders	$(2,089)	$(7,317)
Weighted average common shares—basic	25,324,213	25,519,247
Restricted stock units	—	—
Weighted average common shares—diluted	25,324,213	25,519,247

Loss per common share—basic	$(0.08)	$(0.29)
Loss per common share—diluted	(0.08)	(0.29)

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
The maximum potential liability for future rental payments that the Company could be required to make under these leases at April 4, 2021 was $2.9 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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

10. Related Party Transactions
The Company engaged Jefferies LLC ("Jefferies"), an affiliate of two of the members of Fiesta's board of directors, one of whom was not renominated in 2021, and a subsidiary of Jefferies Financial Group, Inc, a holder of more than 20 percent of the total outstanding shares of Fiesta, in the third quarter of 2020 in connection with a refinancing of the Company's former amended senior credit facility and other advisory services, as previously disclosed. The engagement of Jefferies and the corresponding engagement letter was approved by the Audit Committee in accordance with the Company's Related Party Transaction Policy as disclosed in its most recent proxy statement for the Annual Meeting of Stockholders. The Company paid fees of $1.7 million to Jefferies and reimbursed Jefferies for reasonable out of pocket and ancillary expenses of less than $0.1 million when the refinancing was completed in the fourth quarter of 2020. As of April 4, 2021 and January 3, 2021, there were no amounts due to the related party recognized on the condensed consolidated balance sheets.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

11. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	Three Months Ended
	April 4, 2021	March 29, 2020
Supplemental cash flow disclosures:
Interest paid on long-term debt	$1,723	$941
Income tax payments (refunds), net	(9,157)	(1,073)

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$2,116	$2,161
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	4,493	11,193
Finance lease ROU assets	—	33
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	1,864	—
Operating lease liabilities	2,268	—

Cash and restricted cash reconciliation:
Beginning of period
Cash	$50,035	$13,413
Restricted cash	3,584	—
Cash and restricted cash, beginning of period	$53,619	$13,413

End of period
Cash	$59,016	$4,009
Restricted cash	3,837	—
Cash and restricted cash, end of period	$62,853	$4,009

12. Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As of April 4, 2021, the Company's only exposure to LIBOR rates was its new senior credit facility. Upon cessation of the LIBOR, the new senior credit facility will use a benchmark replacement rate. According to ASU No. 2020-04, modifications of contracts within the scope of Topic 470 Debt should be accounted for by prospectively adjusting the effective interest rate. The Company does not expect ASU No. 2020-04 to have a significant impact on its financial statements.

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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2021 contained 53 weeks. The three months ended April 4, 2021 and March 29, 2020 each contained thirteen weeks. The fiscal year ending January 2, 2022 will contain 52 weeks.
Company Overview
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items, while our Taco Cabana restaurants specialize in Mexican-inspired food with most items made fresh. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of April 4, 2021, we owned and operated 138 Pollo Tropical restaurants and 143 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of April 4, 2021, we had 23 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, and the Bahamas, and five on college campuses and one at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of April 4, 2021, we had six franchised Taco Cabana restaurants located in New Mexico.
Recent Events Affecting Our Results of Operations
COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic has affected and is continuing to affect the restaurant industry and the economy. In response to COVID-19 and in compliance with governmental restrictions, we closed the dining room seating areas in all Pollo Tropical and Taco Cabana restaurants, limiting service to take-out, drive-thru, and delivery operations beginning in mid-March 2020. We re-opened certain dining rooms and patios with limited capacity and hours during certain times in the second half of 2020. In 2021, we re-opened substantially all remaining Pollo Tropical and Taco Cabana dining rooms with limited hours by the end of February and March, respectively. Hours of operations at both brands have been limited due to labor shortages which are affecting our brands and the restaurant industry.
We currently do not expect sales trends to significantly deteriorate further, although there can be no assurance that sales trends will not deteriorate further, and we have implemented measures to control costs.
We incurred additional costs related to the COVID-19 pandemic totaling $0.5 million during the three months ended April 4, 2021, including additional labor costs such as quarantine pay, as well as COVID-19 testing costs.
Executive Summary—Consolidated Operating Performance for the Three Months Ended April 4, 2021
Our first quarter 2021 results and highlights include the following:
•We recognized a net loss of $(2.1) million, or $(0.08) per diluted share, in the first quarter of 2021 compared to a net loss of $(7.3) million, or $(0.29) per diluted share, in the first quarter of 2020, due primarily to a net benefit of $(0.1) million in impairment and other lease charges in the first quarter of 2021 compared to impairment and other lease charges of $4.2 million in the first quarter of 2020 and increased comparable restaurant sales at Pollo Tropical, partially offset by the impact of declines in comparable restaurant sales at Taco Cabana, which were negatively impacted by Winter Storm Uri. In addition, lower cost of sales, labor costs, and advertising expenses, as well as lower costs related to closed restaurants, contributed to the increase in net income (loss) in the first quarter of 2021 compared to the first quarter of 2020. This increase was partially offset by higher delivery fees and the impact of an out-of-period adjustment to increase our tax provision in the first quarter of 2021 compared to a tax benefit in the first quarter of 2020 related to carryback provisions in the Coronavirus Aid, Relief and Economic Security Act (the "Cares Act").

•Total revenues decreased 1.3% in the first quarter of 2021 to $144.7 million compared to $146.7 million in the first quarter of 2020, driven by a decrease in comparable restaurant sales at Taco Cabana (including as a result of the negative impact of Winter Storm Uri) and the impact of closing underperforming restaurants in 2020, partially offset by an increase in comparable restaurant sales at Pollo Tropical. Comparable restaurant sales increased 4.3% for our Pollo Tropical restaurants resulting from an increase in the net impact of product/channel mix and pricing of 13.4% partially offset by a decrease in comparable restaurant transactions of 9.1%. Comparable restaurant sales decreased 4.3% for our Taco Cabana restaurants resulting from a decrease in comparable restaurant transactions of 15.9% partially offset by an increase in the net impact of product/channel mix and pricing of 11.6%.
•Consolidated Adjusted EBITDA increased $5.0 million in the first quarter of 2021 to $12.9 million compared to $7.9 million in the first quarter of 2020, driven primarily by lower cost of sales, labor costs, and advertising expenses, partially offset by lower restaurant sales, including the negative impact of Winter Storm Uri, and higher delivery fee expense. We estimate that Winter Storm Uri negatively impacted Consolidated Adjusted EBITDA by approximately $1.9 million. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

Results of Operations
The following table summarizes the changes in the number and mix of Pollo Tropical and Taco Cabana Company-owned and franchised restaurants.

	Pollo Tropical			Taco Cabana
	Owned	Franchised	Total	Owned	Franchised	Total
January 3, 2021	138	29	167	143	6	149
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—
April 4, 2021	138	29	167	143	6	149

December 29, 2019	142	32	174	164	8	172
New	—	1	1	1	—	1
Closed	(1)	—	(1)	(19)	—	(19)
March 29, 2020	141	33	174	146	8	154

Three Months Ended April 4, 2021 Compared to Three Months Ended March 29, 2020
The following table sets forth, for the three months ended April 4, 2021 and March 29, 2020, selected consolidated operating results as a percentage of consolidated restaurant sales and select segment operating results as a percentage of applicable segment restaurant sales.

	Three Months Ended
	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
	Pollo Tropical		Taco Cabana		Consolidated
Restaurant sales:
Pollo Tropical					60.9%	58.7%
Taco Cabana					39.1%	41.3%
Consolidated restaurant sales					100.0%	100.0%
Costs and expenses:
Cost of sales	31.1%	32.4%	28.0%	30.7%	29.9%	31.7%
Restaurant wages and related expenses	23.2%	24.5%	31.4%	32.2%	26.4%	27.7%
Restaurant rent expense	6.7%	6.6%	10.2%	9.4%	8.1%	7.8%
Other restaurant operating expenses	15.0%	14.4%	16.2%	15.1%	15.5%	14.7%
Advertising expense	2.7%	4.1%	2.9%	3.8%	2.8%	4.0%
Pre-opening costs	—%	—%	—%	0.1%	—%	—%
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
Total revenues decreased 1.3% to $144.7 million in the first quarter of 2021 from $146.7 million in the first quarter of 2020. Restaurant sales decreased 1.3% to $144.2 million in the first quarter of 2021 from $146.1 million in the first quarter of 2020.
The following table presents the primary drivers of the changes in restaurant sales for both Pollo Tropical and Taco Cabana for the first quarter of 2021 compared to the first quarter of 2020 (in millions).

Pollo Tropical:
Increase in comparable restaurant sales	$3.6
Decrease in sales related to closed restaurants, including a temporary closure	(1.5)
Total increase	$2.1

Taco Cabana:
Decrease in comparable restaurant sales	$(2.5)
Decrease in sales related to closed restaurants, net of new restaurants	(1.5)
Total decrease	$(4.0)
Restaurants are included in comparable restaurant sales after they have been open for 18 months. Restaurants are excluded from comparable restaurant sales for any fiscal month in which the restaurant was closed for more than five days. Comparable restaurant sales are compared to the same period in the prior year. As a result of the 53rd week in fiscal 2020, our 2021 fiscal year began one week later than our 2020 fiscal year. Changes in comparable restaurant sales are impacted by the shift in weeks as the thirteen weeks ended April 4, 2021 are not directly comparable on a calendar basis to the thirteen weeks ended March 29, 2020.
Comparable restaurant sales increased 4.3% for Pollo Tropical restaurants and decreased 4.3% for Taco Cabana restaurants in the first quarter of 2021 compared to the first quarter of 2020. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by changes in sales channel and sales mix, and to a lesser extent, menu price increases net of discounts and promotions.
For Pollo Tropical, an increase in the net impact of product/channel mix and pricing of 13.4% was partially offset by a decrease in comparable restaurant transactions of 9.1% in the first quarter of 2021 compared to the first quarter of 2020. The increase in product/channel mix and pricing was driven primarily by increases in delivery and drive-thru average check and sales channel penetration, and menu price increases of 1.2%. Comparable restaurant sales in the first quarter of 2020 for Pollo Tropical were negatively impacted by governmental restrictions at the onset of the COVID-19 pandemic beginning in the last three weeks of March in 2020. Comparable restaurant sales for Pollo Tropical in the first quarter of 2021 decreased 3.3% compared to the same fiscal period in 2019.
For Taco Cabana, a decrease in comparable restaurant transactions of 15.9% was partially offset by an increase in the net impact of product/channel mix and pricing of 11.6% in the first quarter of 2021 compared to the first quarter of 2020. The increase in product/channel mix and pricing was driven primarily by increases in drive-thru and delivery sales channel penetration and growth in average check for drive-thru compared to last year due in part to an increase in transactions that include alcohol, and menu price increases of 2.1%. Comparable restaurant sales in the first quarter of 2020 for Taco Cabana were negatively impacted by governmental restrictions at the onset of the COVID-19 pandemic beginning in the last three weeks of March in 2020. Comparable restaurant sales in the first quarter of 2021 were negatively impacted by Winter Storm Uri. We estimate that Winter Storm Uri negatively impacted comparable restaurant sales by approximately 4.8% in the first quarter of 2021. Comparable restaurant sales for Taco Cabana in the first quarter of 2021 decreased 17.1% compared to the same fiscal period in 2019.
Franchise revenues remained flat at $0.6 million in the first quarter of 2021 compared to the first quarter of 2020.
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

The following tables present the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical and Taco Cabana for the first quarter of 2021 compared to the first quarter of 2020. All percentages are stated as a percentage of applicable segment restaurant sales:

Pollo Tropical:
Cost of sales:
Operating efficiency	(0.7)%
Lower promotions and discounts	(0.6)%
Menu price increases	(0.3)%
Lower commodity costs	(0.2)%
Lower rebates and discounts	0.4%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(1.3)%

Restaurant wages and related expenses:
Lower labor costs due to labor efficiencies and labor shortages	(1.3)%
Lower medical benefits costs	(0.6)%
Higher incentive bonus(1)	0.6%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(1.3)%

Other operating expenses:
Higher delivery fee expense due to increased delivery channel sales	1.4%
Lower utilities costs	(0.5)%
Other	(0.3)%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.6%

Advertising expense:
Reduced advertising	(1.4)%
Net decrease in advertising expense as a percentage of restaurant sales	(1.4)%

Pre-opening costs:
Net change in pre-opening costs as a percentage of restaurant sales	—%
(1)    Primarily due to improved achievement of bonus metrics.

Taco Cabana:
Cost of sales:
Operating efficiency	(1.2)%
Lower commodity costs	(1.1)%
Lower promotions and discounts	(0.7)%
Menu price increases	(0.6)%
Sales mix	0.7%
Lower rebates and discounts	0.4%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(2.7)%

Restaurant wages and related expenses:
Lower labor costs due to labor efficiencies and labor shortages	(3.1)%
Lower payroll taxes	(0.2)%
Higher incentive bonus(1)	1.3%
Higher medical benefits costs	0.8%
Higher labor costs due to special incentive pay(2)	0.5%
Other	(0.1)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.8)%

Other operating expenses:
Higher delivery fee expense due to increased delivery channel sales	1.2%
Higher storm costs(3)	0.9%
Lower other repair and maintenance costs	(0.7)%
Lower restaurant entertainment costs	(0.2)%
Other	(0.1)%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.1%

Advertising expense:
Reduced advertising	(0.9)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.9)%

Pre-opening costs:
Decrease in the number of restaurant openings	(0.1)%
Net decrease in pre-opening costs as a percentage of restaurant sales	(0.1)%
(1)    Primarily due to improved achievement of bonus metrics.
(2)    Primarily due to special incentive payments to employees related to Winter Storm Uri.
(3)    Primarily repair costs due to the impact of Winter Storm Uri.

Consolidated Restaurant Rent Expense. Restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. Restaurant rent expense, as a percentage of total restaurant sales, increased to 8.1% in the first quarter of 2021 from 7.8% in the first quarter of 2020 due primarily to the impact of lower restaurant sales and higher rental costs related to sale-leasebacks and renewed leases.
Consolidated General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees, corporate system costs, and stock-based compensation expense.

General and administrative expenses were $14.6 million for the first quarter of 2021 and $14.4 million for the first quarter of 2020, and as a percentage of total revenues, general and administrative expenses increased to 10.1% in the first quarter of 2021 compared to 9.8% in the first quarter of 2020, due primarily to the impact of lower total revenues and higher incentive costs, partially offset by lower management support costs primarily as a result of headcount reductions in the second quarter of 2020. General and administrative expenses for the first quarter of 2021 included $0.6 million related to digital and brand repositioning costs. General and administrative expenses for the first quarter of 2020 included $0.2 million related to digital and brand repositioning costs and $0.1 million related to search fees for senior executive positions.
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
Adjusted EBITDA for Pollo Tropical increased to $12.2 million, or 13.8% of total revenues, in the first quarter of 2021 from $8.8 million, or 10.2% of total revenues, in the first quarter of 2020 due primarily to the impact of higher restaurant sales, improved cost of sales margins, lower restaurant wages and related expenses as a percentage of restaurant sales, and lower advertising expenses, partially offset by higher delivery fee expense. Adjusted EBITDA for Taco Cabana increased to $0.7 million, or 1.2% of total revenues, in the first quarter of 2021 from $(0.9) million, or (1.5)% of total revenues, in the first quarter of 2020 due primarily to lower cost of sales and labor costs as a percentage of restaurant sales, lower advertising costs and general and administrative expenses, and the impact of the closure of unprofitable restaurants in the first quarter of 2020, partially offset by lower restaurant sales, including the impact of Winter Storm Uri, and higher delivery fee expense. We estimate that Winter Storm Uri negatively impacted Adjusted EBITDA for Taco Cabana and Consolidated Adjusted EBITDA by approximately $1.9 million. Consolidated Adjusted EBITDA increased to $12.9 million in the first quarter of 2021 from $7.9 million in the first quarter of 2020.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical increased to $18.8 million, or 21.4% of restaurant sales, in the first quarter of 2021 from $15.4 million, or 18.0% of restaurant sales, in the first quarter of 2020 primarily due to the foregoing. Restaurant-level Adjusted EBITDA for Taco Cabana increased to $6.4 million, or 11.3% of restaurant sales, in the first quarter of 2021 from $5.3 million, or 8.8% of restaurant sales, in the first quarter of 2020 primarily as a result of the foregoing and despite the estimated negative impact of Winter Storm Uri to Adjusted EBITDA of approximately $1.9 million. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $8.9 million in the first quarter of 2021 from $9.4 million in the first quarter of 2020 due primarily to decreased depreciation as a result of entering into sale-leaseback transactions for several owned restaurant locations and impairing closed restaurant assets, partially offset by an increase in depreciation related to ongoing reinvestment and enhancements to our restaurants that have been made since the first quarter of 2020.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $(0.1) million in the first quarter of 2021 from $4.2 million in the first quarter of 2020.
Impairment and other lease charges for the three months ended April 4, 2021 for Pollo Tropical include impairment charges of $0.1 million related primarily to equipment from previously impaired and closed restaurants. Impairment and other lease charges for the three months ended April 4, 2021 for Taco Cabana include gains from lease terminations of $(0.2) million.

Impairment and other lease charges for the three months ended March 29, 2020 for Pollo Tropical include impairment charges of $3.7 million related primarily to assets for three underperforming Pollo Tropical restaurants, two of which we closed in the third quarter of 2020. Impairment and other lease charges for the three months ended March 29, 2020 for Taco Cabana include impairment charges of $0.5 million related primarily to assets for two underperforming restaurants that we continued to operate.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related trailing twelve-month cash flows are below a certain threshold. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets, exclusive of operating lease payments, to their respective carrying values, excluding operating lease liabilities. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset group's carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, and for right-of-use lease assets, current market lease rent and discount rates, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material. Due to the uncertainty associated with the unprecedented nature of the COVID-19 pandemic and the impact it will have on our operations and future cash flows, it is reasonably possible that the estimates of future cash flows used in impairment assessments will change in the near term and the effect of the change could be material. Our current estimates assume that changes related to COVID-19 will continue to have an impact through the first half of 2021.
For three Pollo Tropical restaurants and three Taco Cabana restaurants with combined carrying values (excluding right-of-use lease assets) of $1.9 million and $1.2 million, respectively, projected cash flows are not substantially in excess of their carrying values. In addition, one Pollo Tropical restaurant with a carrying value (excluding right-of-use lease assets) of $1.8 million has initial sales volumes lower than expected but does not have significant operating history to form a good basis for future projections. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $1.1 million for the first quarter of 2021 and consisted of closed restaurant rent and ancillary lease costs of $1.8 million and $1.0 million net of sublease income of $(1.5) million and $(0.2) million for Pollo Tropical and Taco Cabana, respectively. Closed restaurant rent expense, net of sublease income was $1.6 million for the first quarter of 2020 and consisted of closed restaurant rent and ancillary lease costs of $1.7 million and $1.2 million net of sublease income of $(1.1) million and $(0.1) million for Pollo Tropical and Taco Cabana, respectively.
Other Expense (Income), Net. Other expense (income), net for the first quarter of 2021 primarily consisted of total gains of $(0.3) million on the sale-leaseback of two restaurant properties, partially offset by costs for the removal, transfer, and storage of equipment from closed restaurants and other closed restaurant related costs of $0.2 million. Other expense, net was $0.9 million for the first quarter of 2020 and primarily consisted of costs for the removal, transfer, and storage of equipment from closed restaurants and other closed restaurant related costs.
Interest Expense. Interest expense increased to $2.0 million in the first quarter of 2021 compared to $1.0 million in the first quarter of 2020 due primarily to higher interest rates under the term loan in our new senior credit facility compared to our former senior credit facility in 2020.
Provision for (Benefit from) Income Taxes. The effective tax rate was (176.3)% and 29.1% for the first quarter of 2021 and 2020, respectively. The provision for income taxes for the first quarter of 2021 was derived using an estimated annual effective tax rate of 50.93%, which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.3 million and a $1.5 million out-of-period adjustment that increased our income tax provision. See Note 1 to our unaudited condensed consolidated financial statements for additional information on the out-of-period adjustment. The benefit from income taxes for the first quarter of 2020 was derived using the actual effective tax rate for the year to date period, which included a benefit of $1.8 million related to the carryback of net operating losses as a result of the CARES Act and a tax deficiency of $0.3 million from the vesting of restricted shares.
The CARES Act includes provisions that allow net operating losses arising in 2018, 2019, and 2020 to be carried back for up to five years and includes technical amendments that are retroactive to 2018 which permit certain assets to be classified as qualified improvement property and expensed immediately.

Net Loss. As a result of the foregoing, we had a net loss of $2.1 million in the first quarter of 2021 compared to a net loss of $7.3 million in the first quarter of 2020.
Liquidity and Capital Resources
We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. Although, as a result of our substantial cash balance, we did not have a working capital deficit at April 4, 2021, we have the ability to operate with a substantial working capital deficit (and we have historically operated with a working capital deficit) because:
•restaurant operations are primarily conducted on a cash basis;
•rapid turnover results in a limited investment in inventories; and
•cash from sales is usually received before related liabilities for supplies and payroll become due.
Capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe our cash reserves, cash generated from our operations and availability of borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided by operating activities in the first three months of 2021 and 2020 was $9.5 million and $4.5 million, respectively. The increase in net cash provided by operating activities in the three months ended April 4, 2021 was primarily driven by an increase in Adjusted EBITDA and the receipt of income tax refunds, partially offset by the timing of payments.
Investing Activities. For the three months ended April 4, 2021, we had offsetting sources and uses of cash in investing activities. Net cash used in investing activities in the first three months of 2020 was $6.1 million. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (dollars in thousands).

	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended April 4, 2021:
New restaurant development	$—	$—	$—	$—
Restaurant remodeling	162	500	—	662
Other restaurant capital expenditures(1)	514	1,458	—	1,972
Corporate and restaurant information systems	33	73	356	462
Total capital expenditures	$709	$2,031	$356	$3,096
Number of new restaurant openings	—	—		—
Three Months Ended March 29, 2020:
New restaurant development	$825	$765	$—	$1,590
Restaurant remodeling	356	669	—	1,025
Other restaurant capital expenditures(1)	1,632	904	—	2,536
Corporate and restaurant information systems	468	262	202	932
Total capital expenditures	$3,281	$2,600	$202	$6,083
Number of new restaurant openings	—	1		1
(1)    Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our unaudited condensed consolidated financial statements. For the three months ended April 4, 2021 and March 29, 2020, total restaurant repair and maintenance expenses were approximately $4.2 million and $4.9 million, respectively. For the three months ended April 4, 2021, costs associated with repairs from Winter Storm Uri were approximately $0.5 million.
Cash used in investing activities in the first three months of 2021 included net proceeds of $3.1 million from the sale-leaseback of two restaurant properties.

Total capital expenditures in 2021 are expected to be between $33.0 million and $38.0 million including $12.0 million to $15.0 million for digital platforms and technology enhancements.
Financing Activities. Net cash used in financing activities in the first three months of 2021 was $0.3 million and included term loan borrowing repayments under our new senior credit facility of $0.2 million and $0.1 million in principal payments on finance leases. Net cash used in financing activities in the first three months of 2020 included net revolving credit borrowing repayments under our former senior credit facility of $4.0 million combined with $3.7 million in payments to repurchase our common stock.
New Senior Credit Facility. On November 23, 2020, we terminated our former amended senior secured revolving credit facility, referred to as the "former senior credit facility," and entered into a new senior secured credit facility, which is referred to as the "new senior credit facility." The new senior credit facility is comprised of a term loan facility (the "term loan facility") of $75.0 million and a revolving credit facility (the "revolving credit facility") of up to $10.0 million and matures on November 23, 2025. The new senior credit facility also provides for potential incremental term loan borrowing increases of up to $37.5 million in the aggregate, subject to, among other items, compliance with a minimum Total Leverage Ratio and other terms specified in the new senior credit facility. On April 4, 2021, there were $74.8 million in outstanding borrowings, subject to an original issue discount, under the term loan facility and no outstanding borrowings under the revolving credit facility.
Under the new senior credit facility, we must repay the unpaid principal amount of the term loan facility quarterly which commenced on March 31, 2021, in an amount equal to 0.25% of the aggregate principal amount of the term loan facility on the effective date of the new senior credit facility, resulting in annual mandatory repayments of $0.8 million.
The new senior credit facility provides that we must maintain minimum Liquidity (as defined in the new senior credit facility) of $20.0 million (the "Liquidity Threshold") until January 3, 2022. The new senior credit facility also provides that we are not required to be in compliance with the Total Leverage Ratio under the new senior credit facility until the earlier of January 3, 2022, or the date on which Liquidity is less than the Liquidity Threshold. We will be permitted to exercise equity cure rights with respect to compliance with the Total Leverage Ratio subject to certain restrictions as set forth in the new senior credit facility.
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
As of April 4, 2021, we were in compliance with the financial covenants under our new senior credit facility. At April 4, 2021, $10.0 million was available for borrowing under the revolving credit facility.
Former Senior Credit Facility. On July 10, 2020, we entered into the Second Amendment to Credit Agreement (as previously defined as the "former senior credit facility") among Fiesta and a syndicate of lenders. Pursuant to the former senior credit facility, the available revolving credit borrowings under the former senior credit facility were reduced from $150.0 million to $95.0 million in a phased reduction beginning with a $30.0 million permanent reduction that occurred on July 10, 2020. The former senior secured credit facility was terminated on November 23, 2020.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements.
There have been no significant changes outside the ordinary course of business to our contractual obligations since January 3, 2021. Information regarding our contractual obligations is included under "Contractual Obligations" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended January 3, 2021 included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the three months ended April 4, 2021.

Management's Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA is a non-GAAP financial measure. We use Consolidated Adjusted EBITDA in addition to net income and income from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe this measure is an important indicator of our operational strength and the performance of our business and it provides a view of operations absent non-cash activity and items that are not related to the ongoing operation of our restaurants or affect comparability period over period. Consolidated Adjusted EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies, and should not be considered as an alternative to net income (loss), earnings (loss) per share, cash flows from operating activities or other financial information determined under GAAP.
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

A reconciliation from consolidated net loss to Consolidated Adjusted EBITDA follows (in thousands):

	Three Months Ended
	April 4, 2021	March 29, 2020

Net loss	$(2,089)	$(7,317)
Provision for (benefit from) income taxes	1,333	(3,005)
Loss before income taxes	(756)	(10,322)
Add:
Non-general and administrative expense adjustments:
Depreciation and amortization	8,926	9,430
Impairment and other lease charges	(122)	4,233
Interest expense	2,023	961
Closed restaurant rent expense, net of sublease income	1,091	1,632
Other expense (income), net	(38)	908
Stock-based compensation expense in restaurant wages	42	36
Total non-general and administrative expense adjustments	11,922	17,200
General and administrative expense adjustments:
Stock-based compensation expense	1,121	776
Digital and brand repositioning costs(1)	575	219
Total general and administrative expense adjustments	1,696	995
Consolidated Adjusted EBITDA(2)	$12,862	$7,873
Total revenues	$144,739	$146,699
Consolidated Adjusted EBITDA as a percentage of total revenues(2)	8.9%	5.4%
(1)    Digital and brand repositioning costs for the three months ended April 4, 2021 and March 29, 2020 include consulting costs related to repositioning the digital experience for our customers.
(2)    We estimate that Winter Storm Uri negatively impacted Consolidated Adjusted EBITDA by approximately $1.9 million and Consolidated Adjusted EBITDA as a percentage of total revenues by approximately 1.1% in the three months ended April 4, 2021.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Taco Cabana
April 4, 2021:
Adjusted EBITDA(1)	$12,192	$670
Restaurant-level adjustments:
Add: Other general and administrative expense(2)	6,963	5,909
Less: Franchise royalty revenue and fees	375	200
Restaurant-level Adjusted EBITDA(1)	$18,780	$6,379
Restaurant sales	$87,840	$56,324
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales(1)	21.4%	11.3%

March 29, 2020:
Adjusted EBITDA	$8,780	$(907)
Restaurant-level adjustments:
Add: Pre-opening costs	—	69
Add: Other general and administrative expense(2)	7,058	6,331
Less: Franchise royalty revenue and fees	404	209
Restaurant-level Adjusted EBITDA	$15,434	$5,284
Restaurant sales	$85,721	$60,365
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	18.0%	8.8%
(1)    We estimate that Winter Storm Uri negatively impacted Taco Cabana Adjusted EBITDA and Taco Cabana Restaurant-level Adjusted EBITDA by approximately $1.9 million and Taco Cabana Adjusted EBITDA as a percentage of total revenues and Taco Cabana Restaurant-level Adjusted EBITDA as a percentage of restaurant sales by approximately 3.2% and 2.7%, respectively, in the three months ended April 4, 2021.
(2)    Excludes general and administrative adjustments included in Adjusted EBITDA.

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
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 3, 2021 with respect to our market risk sensitive instruments.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2021.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the first quarter of 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are a party to various litigation matters incidental to the conduct of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors
Part 1—Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

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

FIESTA RESTAURANT GROUP, INC.

Date: May 13, 2021	/s/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: May 13, 2021	/s/ DIRK MONTGOMERY
(Signature)
Dirk Montgomery Senior Vice President, Chief Financial Officer and Treasurer

Date: May 13, 2021	/s/ CHERI KINDER
(Signature)
Cheri Kinder Vice President, Corporate Controller and Chief Accounting Officer