Form 10-Q
period 2021-07-04
Fiesta Restaurant Group, Inc.
filed 2021-08-13
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2021, Fiesta Restaurant Group, Inc. had 26,459,570 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JULY 4, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 4, 2021	January 3, 2021
ASSETS
Current assets:
Cash	$65,830	$49,778
Restricted cash	3,837	3,584
Accounts receivable	4,580	4,933
Inventories	2,022	2,101
Prepaid rent	109	107
Income tax receivable	2,606	9,399
Prepaid expenses and other current assets	6,671	5,646
Current assets held for sale	159,564	8,478
Total current assets	245,219	84,026
Property and equipment, net	94,773	97,867
Operating lease right-of-use assets	157,533	164,665
Goodwill	56,307	56,307
Other assets	6,557	5,855
Non-current assets held for sale	—	160,023
Total assets	$560,389	$568,743
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$71,541	$816
Accounts payable	10,264	8,325
Accrued payroll, related taxes and benefits	8,108	9,738
Accrued real estate taxes	2,775	1,735
Other current liabilities	18,795	17,070
Current liabilities held for sale	120,956	27,225
Total current liabilities	232,439	64,909
Long-term debt, net of current portion	810	71,588
Operating lease liabilities	166,793	174,116
Deferred tax liabilities	2,353	2,269
Other non-current liabilities	9,981	9,757
Non-current liabilities held for sale	—	98,323
Total liabilities	412,376	420,962
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 28,454,149 and 28,278,320 shares issued, respectively, and 25,529,468 and 25,293,149 shares outstanding, respectively	275	273
Additional paid-in capital	179,016	176,614
Retained earnings (accumulated deficit)	(10,499)	(8,327)
Treasury stock, at cost; 1,993,495 shares	(20,779)	(20,779)
Total stockholders' equity	148,013	147,781
Total liabilities and stockholders' equity	$560,389	$568,743
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JULY 4, 2021 AND JUNE 28, 2020
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenues:
Restaurant sales	$90,764	$63,292	$178,604	$149,013
Franchise royalty revenues and fees	391	146	766	550
Total revenues	91,155	63,438	179,370	149,563
Costs and expenses:
Cost of sales	27,558	20,321	54,859	48,052
Restaurant wages and related expenses (including stock-based compensation expense of $15, $27, $31, and $38, respectively)	21,901	15,108	42,240	36,145
Restaurant rent expense	5,824	5,660	11,701	11,300
Other restaurant operating expenses	14,215	10,823	27,520	23,347
Advertising expense	2,898	1,174	5,273	4,678
General and administrative (including stock-based compensation expense of $1,046, $850, $2,040, and $1,348, respectively)	11,050	9,240	21,716	19,458
Depreciation and amortization	4,875	5,455	9,963	10,948
Impairment and other lease charges	(202)	1,932	(254)	5,628
Closed restaurant rent expense, net of sublease income	966	1,258	1,716	2,381
Other expense (income), net	170	698	293	927
Total operating expenses	89,255	71,669	175,027	162,864
Income (loss) from operations	1,900	(8,231)	4,343	(13,301)
Interest expense	61	63	122	126
Income (loss) from continuing operations before income taxes	1,839	(8,294)	4,221	(13,427)
Provision for (benefit from) income taxes	(841)	(1,687)	2,236	(3,112)
Income (loss) from continuing operations	2,680	(6,607)	1,985	(10,315)
Loss from discontinued operations, net of tax	(2,763)	(1,736)	(4,157)	(5,345)
Net loss	$(83)	$(8,343)	$(2,172)	$(15,660)
Earnings (loss) per common share:
Continuing operations – basic	$0.11	$(0.26)	$0.07	$(0.41)
Discontinued operations – basic	(0.11)	(0.07)	(0.16)	(0.21)
Basic	—	(0.33)	(0.09)	(0.62)

Continuing operations – diluted	0.11	(0.26)	0.07	(0.41)
Discontinued operations – diluted	(0.11)	(0.07)	(0.16)	(0.21)
Diluted	—	(0.33)	(0.09)	(0.62)

Weighted average common shares outstanding:
Basic	25,496,038	25,267,404	25,410,123	25,393,325
Diluted	25,496,038	25,267,404	25,410,783	25,393,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JULY 4, 2021 AND JUNE 28, 2020
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2019	25,612,597	$271	$173,132	$1,884	$(17,051)	$158,236
Stock-based compensation	—	—	812	—	—	812
Vesting of restricted shares	73,998	—	—	—	—	—
Purchase of treasury stock	(500,000)	—	—	—	(3,728)	(3,728)
Net loss	—	—	—	(7,317)	—	(7,317)
Balance at March 29, 2020	25,186,595	271	173,944	(5,433)	(20,779)	148,003
Stock-based compensation	—	—	1,028	—	—	1,028
Vesting of restricted shares	101,661	2	(2)	—	—	—
Net loss	—	—	—	(8,343)	—	(8,343)
Balance at June 28, 2020	25,288,256	$273	$174,970	$(13,776)	$(20,779)	$140,688

Balance at January 3, 2021	25,293,149	$273	$176,614	$(8,327)	$(20,779)	$147,781
Stock-based compensation	—	—	1,163	—	—	1,163
Vesting of restricted shares	109,528	1	(1)	—	—	—
Net loss	—	—	—	(2,089)	—	(2,089)
Balance at April 4, 2021	25,402,677	274	177,776	(10,416)	(20,779)	146,855
Stock-based compensation	—	—	1,241	—	—	1,241
Vesting of restricted shares	126,791	1	(1)	—	—	—
Net loss	—	—	—	(83)	—	(83)
Balance at July 4, 2021	25,529,468	$275	$179,016	$(10,499)	$(20,779)	$148,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JULY 4, 2021 AND JUNE 28, 2020
(In thousands)
(Unaudited)

	Six Months Ended
	July 4, 2021	June 28, 2020
Operating activities:
Net loss	$(2,172)	$(15,660)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment, net	(285)	571
Stock-based compensation	2,404	1,840
Impairment and other lease charges (recoveries)	40	6,518
Depreciation and amortization	17,762	18,995
Amortization of deferred financing costs	400	135
Deferred income taxes	(975)	3,107
Changes in other operating assets and liabilities	4,342	13,462
Net cash provided by operating activities	21,516	28,968
Investing activities:
Capital expenditures:
New restaurant development	—	(1,840)
Restaurant remodeling	(1,237)	(1,087)
Other restaurant capital expenditures	(6,458)	(3,741)
Corporate and restaurant information systems	(1,374)	(2,035)
Total capital expenditures	(9,069)	(8,703)
Proceeds from disposals of properties	1,307	—
Proceeds from sale-leaseback transactions	3,083	—
Net cash used in investing activities	(4,679)	(8,703)
Financing activities:
Borrowings on revolving credit facility	—	146,940
Repayments on revolving credit facility	—	(75,420)
Borrowings of unsecured debt	—	15,000
Repayments of unsecured debt	—	(15,000)
Repayment of secured debt	(375)	—
Principal payments on finance leases	(154)	(95)
Payments to purchase treasury stock	—	(3,728)
Net cash provided by (used in) financing activities	(529)	67,697
Net change in cash and restricted cash	16,308	87,962
Cash and restricted cash, beginning of period	53,362	13,089
Cash and restricted cash of discontinued operations, beginning of period	257	324
Cash and restricted cash of discontinued operations, end of period	(260)	(282)
Cash and restricted cash, end of period	$69,667	$101,093
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises two restaurant brands through its wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, Pollo Franchise, Inc. (collectively "Pollo Tropical"), and Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). Unless the context otherwise requires, Fiesta and its subsidiaries, Pollo Tropical and Taco Cabana, are collectively referred to as the "Company." At July 4, 2021, the Company owned and operated 138 Pollo Tropical® restaurants and 142 Taco Cabana® restaurants. All of the Pollo Tropical restaurants are located in Florida and all of the Taco Cabana restaurants are located in Texas. At July 4, 2021, the Company franchised a total of 29 Pollo Tropical restaurants and six Taco Cabana restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, two in Panama, one in Guyana, two in Ecuador, one in the Bahamas, five on college campuses and one at a hospital in Florida. The franchised Taco Cabana restaurants include six in New Mexico.
Discontinued Operations. On July 1, 2021, the Company entered into a stock purchase agreement for the sale of Taco Cabana. The Company has classified the revenues, costs and expenses and income taxes attributable to the Taco Cabana business segment, together with certain costs related to the transaction, within loss from discontinued operations, net of tax, on the condensed consolidated statements of operations for all periods presented. See Note 2—Dispositions. Unless otherwise noted, amounts and disclosures throughout these notes to the condensed consolidated financial statements relate to the Company's continuing operations.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2021 contained 53 weeks. The three and six months ended July 4, 2021 and June 28, 2020 each contained thirteen weeks. The fiscal year ending January 2, 2022 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and six months ended July 4, 2021 and June 28, 2020 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended July 4, 2021 and June 28, 2020 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 3, 2021 included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2021. The January 3, 2021 balance sheet data is derived from those audited financial statements.
Reclassification. Certain reclassifications have been made in the 2020 condensed consolidated financial statements to conform with current year presentation related to the discontinued operations of Taco Cabana. See Note 2—Dispositions.
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
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date under current market conditions. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect management's own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:
•Current Assets and Liabilities. The carrying values reported on the condensed consolidated balance sheets of cash and restricted cash, accounts receivable and accounts payable approximate fair value because of the short maturity of those financial instruments.
•Term Loan Borrowings. The fair value of outstanding term loan borrowings under the Company's new senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $77.1 million at July 4, 2021 and $74.4 million at January 3, 2021, respectively. The carrying value of the Company's senior credit facility was $71.5 million at July 4, 2021 and $71.5 million at January 3, 2021, respectively.
Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets, including right-of-use ("ROU") lease assets, by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. See Note 4—Impairment of Long-Lived Assets and Other Lease Charges.
Leases. The Company assesses whether an agreement contains a lease at inception. All leases are reviewed for finance or operating classification once control is obtained. The majority of the Company's leases are operating leases. Operating leases are included within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included within property and equipment, net, current portion of long-term debt, and long-term debt, net of current portion in the condensed consolidated balance sheets. Operating and financing leases related to discontinued operations are included within current assets held for sale and current liabilities held for sale in the condensed consolidated balance sheet as of July 4, 2021 and non-current assets held for sale, current liabilities held for sale, and non-current liabilities held for sale in the condensed consolidated balance sheet as of January 3, 2021.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

During the first quarter of 2021, the Company sold two Taco Cabana restaurant properties for total proceeds of $3.1 million in sale-leaseback transactions that resulted in a total gain of $0.3 million. During the second quarter of 2021, the Company sold one Taco Cabana restaurant property for total proceeds of $1.3 million that resulted in a gain of $0.1 million. These gains are recognized in discontinued operations, in the condensed consolidated statements of operations.
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
2. Dispositions
On June 30, 2021, the Company's Board of Directors approved a stock purchase agreement, which was subsequently entered into by the Company on July 1, 2021, for the sale of all of the outstanding capital stock of Taco Cabana, Inc., including nearly all related assets and liabilities, for a cash purchase price of $85.0 million subject to reduction for (i) closing adjustments of approximately $4.6 million and (ii) certain other working capital adjustments as set forth in the stock purchase agreement. The Company expects this transaction to be completed in the third quarter of 2021, subject to the satisfaction of customary closing conditions, although there is no assurance that the transaction will be completed in the third quarter of 2021.
The assets and liabilities of Taco Cabana that are to be sold are classified as current assets held for sale and current liabilities held for sale, respectively, in the condensed consolidated balance sheet as of July 4, 2021 and current assets held for sale, non-current assets held for sale, current liabilities held for sale, and non-current liabilities held for sale, respectively, in the condensed consolidated balance sheet as of January 3, 2021. Taco Cabana assets and liabilities that will be retained by the Company are not classified as held for sale.
All revenues, costs and expenses and income taxes attributable to Taco Cabana, together with certain costs related to the transaction, have been aggregated within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. No amounts for shared general and administrative operating support expense were allocated to discontinued operations. As required by the terms of the senior credit facility, the proceeds from the sale will be used to fully repay Fiesta's outstanding term loan borrowings. The early repayment is subject to a 103% loan prepayment premium. The interest expense and the amortization of discount and debt issuance costs of the term loan portion of the senior credit facility are included within loss from discontinued operations, net of tax. As of July 4, 2021, outstanding term loan borrowings, net of unamortized discount and debt issuance costs, are included in current liabilities in the condensed consolidated balance sheet. As of July 4, 2021, the unamortized discount on the debt was $1.3 million and unamortized debt issuance costs were $1.8 million.
Upon completion of the sale of Taco Cabana, the Company will provide certain services to Taco Cabana subject to a transition service agreement which is expected to continue for up to 120 days. The Company will retain certain closed Taco Cabana restaurant leases, including the associated operating lease right-of-use assets and operating lease liabilities. The Company will also retain liability for Taco Cabana's accrued worker's compensation and general liability claims for periods prior to the sale. These liabilities are recognized in other current liabilities and other non-current liabilities in the condensed consolidated balance sheets. As there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of assets and liabilities of the discontinued operations is as follows:

	July 4, 2021	January 3, 2021
Carrying amount of major classes of assets included as part of discontinued operations:
Accounts receivable	$3,990	$3,951
Inventories	1,997	2,104
Prepaid expenses and other current assets	1,929	2,423
Total current assets of the disposal group classified as held for sale		8,478
Property and equipment, net	57,469	63,214
Operating lease right-of-use assets	94,076	96,639
Other assets	103	170
Total non-current assets of the disposal group classified as held for sale		160,023
Total assets of the disposal group classified as held for sale	$159,564	$168,501

Carrying amount of major classes of liabilities included as part of discontinued operations:
Current portion of long-term debt	$207	$199
Accounts payable	6,498	5,014
Accrued liabilities	7,562	9,363
Other current liabilities	13,079	12,649
Total current liabilities of the disposal group classified as held for sale		27,225
Long-term debt, net of current portion	627	740
Operating lease liabilities	90,697	93,970
Deferred tax liabilities	781	1,840
Other non-current liabilities	1,505	1,773
Total non-current liabilities of the disposal group classified as held for sale		98,323
Total liabilities of the disposal group classified as held for sale	$120,956	$125,548

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of the results of the discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Major classes of line items constituting pretax loss of discontinued operations:
Revenues:
Total revenues	$66,352	$58,430	$122,876	$119,004
Costs and expenses:
Cost of sales	18,823	17,486	34,608	36,031
Restaurant wages and related expenses (including stock-based compensation expense of $24, $42, $50, and $67, respectively)	20,640	18,639	38,345	38,097
Restaurant rent expense	5,657	5,619	11,413	11,318
Other restaurant operating expenses	10,459	8,166	19,450	17,153
General and administrative (including stock-based compensation expense of $156, $109, $283, and $387, respectively)	4,089	3,048	7,991	7,214
Depreciation and amortization	3,961	4,110	7,799	8,047
Pre-opening costs	—	—	—	69
Other income and expense items that are not major	2,658	1,980	4,381	5,984
Total operating expenses	66,287	59,048	123,987	123,913
Income (loss) from operations	65	(618)	(1,111)	(4,909)
Interest expense	1,906	1,174	3,868	2,072
Loss from discontinued operations before income taxes	(1,841)	(1,792)	(4,979)	(6,981)
Provision for (benefit from) income taxes	922	(56)	(822)	(1,636)
Loss from discontinued operations	$(2,763)	$(1,736)	$(4,157)	$(5,345)

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of significant investing activity and non-cash operating, investing, and financing activity of the discontinued operations from the condensed consolidated statements of cash flows is as follows:

	Six Months Ended
	July 4, 2021	June 28, 2020
Non-cash operating activities:
Gain on disposals of property and equipment, net	$(290)	$—
Stock-based compensation	333	454
Impairment and other lease charges	294	890
Depreciation and amortization	7,799	8,047

Investing activities:
Capital expenditures:
New restaurant development	$—	$(854)
Restaurant remodeling	(645)	(730)
Other restaurant capital expenditures	(2,708)	(1,722)
Corporate and restaurant information systems	(110)	(354)
Total capital expenditures	(3,463)	(3,660)
Proceeds from disposals of properties	1,307	—
Proceeds from sale-leaseback transactions	3,083	—
Net cash provided by (used in) investing activities – discontinued operations	$927	$(3,660)

Supplemental cash flow disclosures:
Interest paid on long-term debt	$3,356	$1,989

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$1,692	$862
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	5,156	8,680
Finance lease ROU assets	—	33
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	2,194	628
Operating lease liabilities	2,795	872

3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	July 4, 2021	January 3, 2021
Prepaid contract expenses	$4,155	$4,138
Other	2,516	1,508
	$6,671	$5,646

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
A summary of impairment of long-lived assets and other lease charges (recoveries) is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Impairment of long-lived assets	$32	$1,072	$142	$4,763
Other lease charges (recoveries)	(234)	860	(396)	865
	$(202)	$1,932	$(254)	$5,628
Impairment and other lease charges for the three and six months ended July 4, 2021 include gains from lease terminations of $(0.3) million and $(0.4) million, respectively. Additionally, impairment charges for the six months ended July 4, 2021 includes charges of $0.1 million related primarily to impairment of equipment from previously impaired and closed restaurants. Impairment and other lease charges for the three and six months ended June 28, 2020 for Pollo Tropical include impairment charges of $1.1 million and $4.8 million, respectively, and other lease charges of $0.9 million for both periods. Pollo Tropical impairment charges for the three months ended June 28, 2020 related primarily to the write-down of assets held for sale to their fair value less costs to sell. For the six months ended June 28, 2020, impairment charges also include the impairment of assets from three underperforming Pollo Tropical restaurants, two of which were closed in the third quarter of 2020, for which continued sales declines coupled with the impact of expected sales declines resulted in a decrease in the estimated future cash flows. For the three and six months ended June 28, 2020, other lease charges for Pollo Tropical related primarily to lease termination charges of $0.9 million for restaurant locations the Company decided not to develop.
The Company determines the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilizes third-party information such as a broker quoted value to determine the fair value of the property, when applicable. The Company also utilizes discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilizes current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. Impairment charges for the six months ended July 4, 2021 related primarily to impairment of equipment from previously impaired restaurants.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

5. Other Liabilities
Other current liabilities consist of the following:

	July 4, 2021	January 3, 2021
Operating lease liabilities	$9,963	$9,715
Accrued workers' compensation and general liability claims	3,491	3,619
Sales and property taxes	1,143	1,209
Accrued occupancy costs(1)	210	269
Other	3,988	2,258
	$18,795	$17,070
(1)    Accrued occupancy costs primarily consisted of obligations pertaining to closed restaurant locations.

Other non-current liabilities consist of the following:

	July 4, 2021	January 3, 2021
Accrued workers' compensation and general liability claims	$6,791	$6,791
Accrued payroll taxes(1)	1,530	1,318
Deferred compensation	466	491
Other	1,194	1,157
	$9,981	$9,757
(1)    Includes employer Social Security payroll tax deferred as a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
The following table presents the activity in the closed restaurant reserve, which is included within other current liabilities on the condensed consolidated balance sheets at July 4, 2021 and January 3, 2021.

	Six Months Ended July 4, 2021	Year Ended January 3, 2021
Balance, beginning of period	$163	$528
Payments, net	(12)	(178)
Other adjustments	(41)	(187)
Balance, end of period	$110	$163

6. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 500,000 shares of common stock valued at approximately $3.7 million during the six months ended June 28, 2020. The shares repurchased in 2020 were purchased on or before March 12, 2020. The repurchased shares are held as treasury stock at cost. The Company's senior credit facility prohibits share repurchases.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Stock-Based Compensation
On April 28, 2021, the stockholders of the Company approved the Fiesta Restaurant Group, Inc. 2021 Stock Incentive Plan (the "2021 Plan"). Following a grant of a total 37,874 shares to non-employee directors under the Company's 2012 Stock Incentive Plan (the "2012 Plan") on April 28, 2021, no additional shares will be granted under the 2012 Plan. During the six months ended July 4, 2021, the Company did not grant any shares under the 2021 Plan.
During the six months ended July 4, 2021, the Company granted certain employees and non-employee directors a total of 191,872 non-vested restricted shares under the 2012 Plan, of which 37,820 non-vested restricted shares related to discontinued operations. The shares granted to employees vest and become non-forfeitable over a four-year vesting period. The shares granted to non-employee directors vest and become non-forfeitable over a one-year vesting period. The weighted average fair value at grant date for non-vested shares issued during the six months ended July 4, 2021 and June 28, 2020 was $16.83 and $8.27 per share, respectively.
During the six months ended July 4, 2021, the Company also granted certain employees a total of 64,089 restricted stock units under the 2012 Plan subject to performance conditions, of which 4,619 restricted stock units related to discontinued operations. The restricted stock units vest and become non-forfeitable at the end of a three-year vesting period. The number of shares into which these restricted stock units convert is based on the attainment of certain financial performance conditions and ranges from no shares, if the minimum performance condition is not met, to 128,178 shares if the maximum performance condition is met. The weighted average fair value at grant date for the restricted stock units granted in the six months ended July 4, 2021 was $17.43 per share.
Stock-based compensation expense for the three and six months ended July 4, 2021 was $1.1 million and $2.1 million, respectively, and for the three and six months ended June 28, 2020 was $0.9 million and $1.4 million, respectively. Stock-based compensation expense from discontinued operations for the three and six months ended July 4, 2021 was $0.2 million and $0.3 million, respectively, and for the three and six months ended June 28, 2020 was $0.2 million and $0.5 million, respectively. At July 4, 2021, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $9.6 million, of which $1.5 million related to discontinued operations. At July 4, 2021, the remaining weighted average vesting period for non-vested restricted shares was 2.2 years and restricted stock units was 2.7 years.
A summary of all non-vested restricted shares and restricted stock units activity for the six months ended July 4, 2021 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	991,676	$10.26	150,585	$9.49
Granted	191,872	16.83	64,089	17.43
Vested and released	(234,289)	10.84	(2,030)	20.75
Forfeited	(18,073)	12.78	(148,469)	9.32
Outstanding at July 4, 2021	931,186	$11.42	64,175	$17.45
The fair value of non-vested restricted shares and restricted stock units granted during the six months ended July 4, 2021, is based on the closing stock price on the date of grant.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

7. Business Segment Information
The Company owns, operates and franchises two restaurant brands, Pollo Tropical® and Taco Cabana®, each of which is an operating segment. Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items, while Taco Cabana restaurants specialize in Mexican-inspired food with most items made fresh. The Taco Cabana operating segment is included in discontinued operations in the condensed consolidated financial statements for all periods presented.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The "Other" column includes corporate-related items not allocated to reportable segments and consists primarily of corporate-owned property and equipment, lease assets, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, and a current income tax receivable. The "Other" column also includes corporate costs that were previously allocated to Taco Cabana and are not included in discontinued operations.

Three Months Ended	Pollo Tropical	Other	Continuing Operations	Taco Cabana	Other	Discontinued Operations
July 4, 2021:
Restaurant sales	$90,764	$—	$90,764	$66,132	$—	$66,132
Franchise revenue	391	—	391	220	—	220
Cost of sales	27,558	—	27,558	18,823	—	18,823
Restaurant wages and related expenses(1)	21,901	—	21,901	20,640	—	20,640
Restaurant rent expense	5,824	—	5,824	5,657	—	5,657
Other restaurant operating expenses	14,100	115	14,215	10,574	(115)	10,459
Advertising expense	2,898	—	2,898	2,017	—	2,017
General and administrative expense(2)	8,335	2,715	11,050	6,804	(2,715)	4,089
Adjusted EBITDA	11,949	(2,826)	9,123	3,039	2,826	5,865
Depreciation and amortization	4,844	31	4,875	3,992	(31)	3,961
Capital expenditures	4,352	189	4,541	1,432	—	1,432
June 28, 2020:
Restaurant sales	$63,292	$—	$63,292	$58,255	$—	$58,255
Franchise revenue	146	—	146	175	—	175
Cost of sales	20,321	—	20,321	17,486	—	17,486
Restaurant wages and related expenses(1)	15,108	—	15,108	18,639	—	18,639
Restaurant rent expense	5,660	—	5,660	5,619	—	5,619
Other restaurant operating expenses	10,714	109	10,823	8,275	(109)	8,166
Advertising expense	1,178	(4)	1,174	965	4	969
General and administrative expense(2)	6,538	2,702	9,240	5,750	(2,702)	3,048
Adjusted EBITDA	4,993	(2,347)	2,646	2,672	2,347	5,019
Depreciation and amortization	5,233	222	5,455	4,332	(222)	4,110
Capital expenditures	763	797	1,560	1,060	—	1,060

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Six Months Ended	Pollo Tropical	Other	Continuing Operations	Taco Cabana	Other	Discontinued Operations
July 4, 2021:
Restaurant sales	$178,604	$—	$178,604	$122,456	$—	$122,456
Franchise revenue	766	—	766	420	—	420
Cost of sales	54,859	—	54,859	34,608	—	34,608
Restaurant wages and related expenses(1)	42,240	—	42,240	38,345	—	38,345
Restaurant rent expense	11,701	—	11,701	11,413	—	11,413
Other restaurant operating expenses	27,284	236	27,520	19,686	(236)	19,450
Advertising expense	5,273	—	5,273	3,630	—	3,630
General and administrative expense(2)	16,215	5,501	21,716	13,492	(5,501)	7,991
Adjusted EBITDA	24,296	(5,495)	18,801	3,836	5,495	9,331
Depreciation and amortization	9,782	181	9,963	7,980	(181)	7,799
Capital expenditures	5,061	545	5,606	3,463	—	3,463
June 28, 2020:
Restaurant sales	$149,013	$—	$149,013	$118,620	$—	$118,620
Franchise revenue	550	—	550	384	—	384
Cost of sales	48,052	—	48,052	36,031	—	36,031
Restaurant wages and related expenses(1)	36,145	—	36,145	38,097	—	38,097
Restaurant rent expense	11,300	—	11,300	11,318	—	11,318
Other restaurant operating expenses	23,100	247	23,347	17,400	(247)	17,153
Advertising expense	4,682	(4)	4,678	3,244	4	3,248
General and administrative expense(2)	14,026	5,432	19,458	12,646	(5,432)	7,214
Adjusted EBITDA	13,773	(5,027)	8,746	1,765	5,027	6,792
Depreciation and amortization	10,511	437	10,948	8,484	(437)	8,047
Capital expenditures	4,044	999	5,043	3,660	—	3,660
Identifiable Assets:
July 4, 2021	$305,648	$95,177	$400,825	$159,564	$—	$159,564
January 3, 2021	311,942	88,300	400,242	168,501	—	168,501
(1) Continuing operations includes stock-based compensation expense of $15 and $31 for the three and six months ended July 4, 2021, respectively, and $27 and $38 for the three and six months ended June 28, 2020, respectively. Discontinued operations includes stock-based compensation expense of $24 and $50 for the three and six months ended July 4, 2021, respectively, and $42 and $67 for the three and six months ended June 28, 2020, respectively.
(2) Continuing operations includes stock-based compensation expense of $1,046 and $2,040 for the three and six months ended July 4, 2021, respectively, and $850 and $1,348 for the three and six months ended June 28, 2020, respectively. Discontinued operations includes stock-based compensation expense of $156 and $283 for the three and six months ended July 4, 2021, respectively, and $109 and $387 for the three and six months ended June 28, 2020, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net loss to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Other	Continuing Operations	Taco Cabana	Other	Discontinued Operations
July 4, 2021:
Net loss			$(83)			$(2,763)
Loss from discontinued operations, net of tax			2,763			—
Provision for (benefit from) income taxes			(841)			922
Income (loss) before taxes	$4,336	$(2,497)	$1,839	$(4,338)	$2,497	$(1,841)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	4,844	31	4,875	3,992	(31)	3,961
Impairment and other lease charges	(332)	130	(202)	494	(130)	364
Interest expense	994	(933)	61	973	933	1,906
Closed restaurant rent expense, net of sublease income	567	399	966	640	(399)	241
Other expense (income), net	130	40	170	76	(40)	36
Stock-based compensation expense	15	—	15	24	—	24
Total non-general and administrative adjustments	6,218	(333)	5,885	6,199	333	6,532
General and administrative adjustments:
Stock-based compensation expense	641	405	1,046	561	(405)	156
Restructuring costs and retention bonuses	18	—	18	14	—	14
Digital and brand repositioning costs	335	—	335	275	—	275
Transaction costs	401	(401)	—	328	401	729
Total general and administrative adjustments	1,395	4	1,399	1,178	(4)	1,174
Adjusted EBITDA	$11,949	$(2,826)	$9,123	$3,039	$2,826	$5,865
June 28, 2020:
Net loss			$(8,343)			$(1,736)
Loss from discontinued operations, net of tax			1,736			—
Benefit from income taxes			(1,687)			(56)
Income (loss) before taxes	$(5,186)	$(3,108)	$(8,294)	$(4,900)	$3,108	$(1,792)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	5,233	222	5,455	4,332	(222)	4,110
Impairment and other lease charges	1,932	—	1,932	353	—	353
Interest expense	625	(562)	63	612	562	1,174
Closed restaurant rent expense, net of sublease income	671	587	1,258	1,159	(587)	572
Other expense (income), net	644	54	698	140	(54)	86
Stock-based compensation expense	27	—	27	42	—	42
Total non-general and administrative adjustments	9,132	301	9,433	6,638	(301)	6,337
General and administrative adjustments:
Stock-based compensation expense	523	327	850	436	(327)	109
Restructuring costs and retention bonuses	452	133	585	439	(133)	306
Digital and brand repositioning costs	72	—	72	59	—	59
Total general and administrative adjustments	1,047	460	1,507	934	(460)	474
Adjusted EBITDA	$4,993	$(2,347)	$2,646	$2,672	$2,347	$5,019

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Six Months Ended	Pollo Tropical	Other	Continuing Operations	Taco Cabana	Other	Discontinued Operations
July 4, 2021:
Net loss			$(2,172)			$(4,157)
Loss from discontinued operations, net of tax			4,157			—
Provision for (benefit from) income taxes			2,236			(822)
Income (loss) before taxes	$9,271	$(5,050)	$4,221	$(10,029)	$5,050	$(4,979)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	9,782	181	9,963	7,980	(181)	7,799
Impairment and other lease charges	(222)	(32)	(254)	262	32	294
Interest expense	1,964	(1,842)	122	2,026	1,842	3,868
Closed restaurant rent expense, net of sublease income	807	909	1,716	1,491	(909)	582
Other expense (income), net	196	97	293	(28)	(97)	(125)
Stock-based compensation expense	31	—	31	50	—	50
Total non-general and administrative adjustments	12,558	(687)	11,871	11,781	687	12,468
General and administrative adjustments:
Stock-based compensation expense	1,242	798	2,040	1,081	(798)	283
Restructuring costs and retention bonuses	18	—	18	14	—	14
Digital and brand repositioning costs	651	—	651	534	—	534
Transaction costs	556	(556)	—	455	556	1,011
Total general and administrative adjustments	2,467	242	2,709	2,084	(242)	1,842
Adjusted EBITDA	$24,296	$(5,495)	$18,801	$3,836	$5,495	$9,331
June 28, 2020:
Net loss			$(15,660)			$(5,345)
Loss from discontinued operations, net of tax			5,345			—
Benefit from income taxes			(3,112)			(1,636)
Income (loss) before taxes	$(7,013)	$(6,414)	$(13,427)	$(13,395)	$6,414	$(6,981)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	10,511	437	10,948	8,484	(437)	8,047
Impairment and other lease charges	5,628	—	5,628	890	—	890
Interest expense	1,108	(982)	126	1,090	982	2,072
Closed restaurant rent expense, net of sublease income	1,273	1,108	2,381	2,189	(1,108)	1,081
Other expense (income), net	751	176	927	941	(176)	765
Stock-based compensation expense	38	—	38	67	—	67
Total non-general and administrative adjustments	19,309	739	20,048	13,661	(739)	12,922
General and administrative adjustments:
Stock-based compensation expense	833	515	1,348	902	(515)	387
Restructuring costs and retention bonuses	452	133	585	439	(133)	306
Digital and brand repositioning costs	192	—	192	158	—	158
Total general and administrative adjustments	1,477	648	2,125	1,499	(648)	851
Adjusted EBITDA	$13,773	$(5,027)	$8,746	$1,765	$5,027	$6,792

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
All outstanding restricted stock units in the three months ended July 4, 2021 were performance based awards. For the six months ended July 4, 2021, no shares of outstanding restricted stock units were excluded from the computation of diluted EPS, as all outstanding restricted stock units were dilutive. For the three and six months ended June 28, 2020, all shares of outstanding restricted stock units were excluded from the computation of diluted EPS because including these restricted stock units would have been antidilutive as a result of the loss from continuing operations in the three and six months ended June 28, 2020.
The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Basic and diluted EPS:
Income (loss) from continuing operations	$2,680	$(6,607)	$1,985	$(10,315)
Income (loss) from discontinued operations	(2,763)	(1,736)	(4,157)	(5,345)
Net loss	$(83)	$(8,343)	$(2,172)	$(15,660)
Weighted average common shares—basic	25,496,038	25,267,404	25,410,123	25,393,325
Restricted stock units	—	—	660	—
Weighted average common shares—diluted	25,496,038	25,267,404	25,410,783	25,393,325

Loss from continuing operations per common share—basic	$0.11	$(0.26)	$0.07	$(0.41)
Loss from discontinued operations per common share—basic	(0.11)	(0.07)	(0.16)	(0.21)
Loss per common share—basic	—	(0.33)	(0.09)	(0.62)

Loss from continuing operations per common share—diluted	0.11	(0.26)	0.07	(0.41)
Loss from discontinued operations per common share—diluted	(0.11)	(0.07)	(0.16)	(0.21)
Loss per common share—diluted	—	(0.33)	(0.09)	(0.62)
9. Commitments and Contingencies
Lease Assignments. Taco Cabana assigned one lease to a third party on a property where it no longer operates with a lease term expiring in 2029. Although the assignee is responsible for making the payments required by the lease, the Company remains secondarily liable as a surety with respect to the lease. Pollo Tropical assigned two leases to third parties on properties where it no longer operates with lease terms expiring in 2033 and 2036. Although the assignees are responsible for making the payments required by the lease, the Company is a guarantor under the leases.
The maximum potential liability for future rental payments that the Company could be required to make under these leases

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

at July 4, 2021 was $5.6 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
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
Insurance Matter. The Company filed an insurance claim for winter storm damages in Texas and will record the insurance proceeds when the claim is resolved.
10. Income Taxes
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
The Company is currently under examination by the Internal Revenue Service for the tax years 2014–2017 and 2019. It is not currently under examination by any other taxing jurisdictions. The tax years 2013–2020 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
11. Related Party Transactions
The Company engaged Jefferies LLC ("Jefferies"), an affiliate of one of the current members of Fiesta's board of directors, and a subsidiary of Jefferies Financial Group, Inc, a holder of more than 20 percent of the total outstanding shares of Fiesta, in the third quarter of 2020 in connection with a refinancing of the Company's former amended senior credit facility in 2020 and advisory services related to the sale of Taco Cabana. The engagement of Jefferies and the corresponding engagement letter was approved by the Audit Committee in accordance with the Company's Related Party Transaction Policy as disclosed in its most recent proxy statement for the Annual Meeting of Stockholders. The Company paid fees of $1.7 million to Jefferies and reimbursed Jefferies for reasonable out of pocket and ancillary expenses of less than $0.1 million when the refinancing was completed in the fourth quarter of 2020. The Company will pay Jefferies a transaction advisory fee of $2.0 million upon the sale of Taco Cabana. As of July 4, 2021 and January 3, 2021, there were no amounts due to the related party recognized on the condensed consolidated balance sheets.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

12. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities from continuing operations:

	Six Months Ended
	July 4, 2021	June 28, 2020
Supplemental cash flow disclosures:
Interest paid on long-term debt	$115	$116
Income tax payments (refunds), net	(6,347)	(1,041)

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$2,481	$1,216
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	1,490	11,090
Finance lease ROU assets	—	—
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	2,288	55
Operating lease liabilities	2,793	55

Cash and restricted cash reconciliation:
Beginning of period
Cash	$49,778	$13,089
Restricted cash	3,584	—
Cash and restricted cash, beginning of period	$53,362	$13,089

End of period
Cash	$65,830	$101,093
Restricted cash	3,837	—
Cash and restricted cash, end of period	$69,667	$101,093
13. Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As of July 4, 2021, the Company's only exposure to LIBOR rates was its new senior credit facility. Upon cessation of the LIBOR, the new senior credit facility would use a benchmark replacement rate. According to ASU No. 2020-04, modifications of contracts within the scope of Topic 470 Debt should be accounted for by prospectively adjusting the effective interest rate. The Company does not expect ASU No. 2020-04 to have a significant impact on its financial statements.

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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2021 contained 53 weeks. The three and six months ended July 4, 2021 and June 28, 2020 each contained thirteen weeks. The fiscal year ending January 2, 2022 will contain 52 weeks.
Company Overview
We own, operate and franchise two restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items, while our Taco Cabana restaurants specialize in Mexican-inspired food with most items made fresh. We believe that both brands offer distinct and unique flavors with broad appeal at a compelling value, which differentiates them in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of July 4, 2021, we owned and operated 138 Pollo Tropical restaurants and 142 Taco Cabana restaurants.
We franchise our Pollo Tropical restaurants primarily internationally and as of July 4, 2021, we had 23 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, and the Bahamas, and five on college campuses and one at a hospital in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
As of July 4, 2021, we had six franchised Taco Cabana restaurants located in New Mexico.
Recent Events Affecting Our Results of Operations
Sale of Taco Cabana
On July 1, 2021, we entered into a stock purchase agreement for the sale of all outstanding capital stock of Taco Cabana, Inc., the parent company of the Taco Cabana business, for a cash purchase price of $85.0 million, subject to reduction for (i) closing adjustments of approximately $4.6 million related to maintenance and repair work at the Taco Cabana restaurants and landscaping replacement as a result of Winter Storm Uri, and (ii) certain other working capital adjustments as set forth in the stock purchase agreement. The transaction is expected to close in the third quarter of 2021, subject to the satisfaction of customary closing conditions, although there is no assurance that the transaction will be completed in the third quarter of 2021. See Note 2—Dispositions in our unaudited condensed consolidated financial statements.
Proceeds from the sale will be used to fully repay Fiesta's approximately $74.6 million of outstanding term loan borrowings under Fiesta's senior credit facility and to pay divestiture transaction fees and a loan prepayment premium totaling approximately $4.6 million, comprised of a loan prepayment fee of 3.0% of the principal repaid of $2.2 million and divestiture transaction fees estimated at approximately $2.4 million. As of July 4, 2021, our cash balance was $65.8 million. Subsequent to the transaction close, a portion of those funds will be used for investments to accelerate Pollo Tropical's growth.
All revenues, costs and expenses and income taxes attributable to Taco Cabana, together with certain costs related to the transaction, have been aggregated within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. No amounts for shared general and administrative operating support expense were allocated to discontinued operations. Interest expenses and the amortization of premiums and debt issuance costs of the senior credit facility are included within loss from discontinued operations, net of tax. The results from discontinued operations are presented separately from the results from continuing operations within MD&A.

COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic has affected and is continuing to affect the restaurant industry and the economy. In response to COVID-19 and in compliance with governmental restrictions, we closed the dining room seating areas in all Pollo Tropical restaurants, limiting service to take-out, drive-thru, and delivery operations beginning in mid-March 2020. We re-opened certain dining rooms and patios with limited capacity and hours during certain times in the second half of 2020. In 2021, we re-opened substantially all remaining Pollo Tropical dining rooms with limited hours by the end of February and March, respectively. Hours of operations have been limited due to labor shortages which are affecting our brand and the restaurant industry.
We currently do not expect sales trends to significantly deteriorate further, although there can be no assurance that sales trends will not deteriorate further, and we have implemented measures to control costs.
Executive Summary—Consolidated Operating Performance for the Three Months Ended July 4, 2021
Our second quarter 2021 results and highlights include the following:
•We recognized net loss of $(0.1) million, or $0.00 per diluted share, in the second quarter of 2021 compared to a net loss of $(8.3) million, or $(0.33) per diluted share, in the second quarter of 2020 due primarily to the impact of increased comparable restaurant sales at Pollo Tropical and Taco Cabana. In addition, lower costs related to closed restaurants, depreciation and the write-off of site development costs contributed to the increase in net income in the second quarter of 2021 compared to the second quarter of 2020. This increase was partially offset by higher advertising costs and repair and maintenance costs and a loss from discontinued operations of $(2.8) million compared to a loss from discontinued operations of $(1.7) million in the second quarter of 2020 due primarily to changes in income taxes attributable to discontinued operations.
•We recognized income from continuing operations of $2.7 million, or $0.11 per diluted share, in the second quarter of 2021 compared to a loss from continuing operations of $(6.6) million, or $(0.26) per diluted share, in the second quarter of 2020 primarily as a result of the foregoing.
•Total revenues increased 43.7% in the second quarter of 2021 to $91.2 million compared to $63.4 million in the second quarter of 2020, driven by an increase in comparable restaurant sales at Pollo Tropical in part from lapping the peak impact of the pandemic from 2020. Comparable restaurant sales increased 43.5% for our Pollo Tropical restaurants resulting from an increase in comparable restaurant transactions of 29.2% and an increase in the net impact of product/channel mix and pricing of 14.3%.
•Continuing Operations Consolidated Adjusted EBITDA increased $6.5 million in the second quarter of 2021 to $9.1 million compared to $2.6 million in the second quarter of 2020, driven primarily by higher restaurant sales, partially offset by higher advertising costs, labor costs, and repair and maintenance costs. Continuing Operations Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Continuing Operations Consolidated Adjusted EBITDA and a reconciliation from net income to Continuing Operations Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."
•Within discontinued operations, the impact of higher Taco Cabana restaurant sales was offset by higher costs related to Winter Storm Uri, higher interest costs and additional costs related to the sale of Taco Cabana.

Results of Continuing Operations
Unless otherwise noted, this discussion of operating results relates to our continuing operations.
The following table summarizes the changes in the number and mix of Pollo Tropical Company-owned and franchised restaurants.

	Pollo Tropical
	Owned	Franchised	Total
January 3, 2021	138	29	167
New	—	—	—
Closed	—	—	—
April 4, 2021	138	29	167
New	—	—	—
Closed	—	—	—
July 4, 2021	138	29	167

December 29, 2019	142	32	174
New	—	1	1
Closed	(1)	—	(1)
March 29, 2020	141	33	174
New	—	—	—
Closed	—	—	—
June 28, 2020	141	33	174
Three Months Ended July 4, 2021 Compared to Three Months Ended June 28, 2020 – Continuing Operations
The following table sets forth, for the three months ended July 4, 2021 and June 28, 2020, selected operating results of continuing operations as a percentage of restaurant sales.

	Three Months Ended
	July 4, 2021	June 28, 2020
	Pollo Tropical
Costs and expenses:
Cost of sales	30.4%	32.1%
Restaurant wages and related expenses	24.1%	23.9%
Restaurant rent expense	6.4%	8.9%
Other restaurant operating expenses	15.5%	16.9%
Advertising expense	3.2%	1.9%
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
Total revenues from continuing operations increased 43.7% to $91.2 million in the second quarter of 2021 from $63.4 million in the second quarter of 2020. Restaurant sales from continuing operations increased 43.4% to $90.8 million in the second quarter of 2021 from $63.3 million in the second quarter of 2020.

The following table presents the primary drivers of the increase in restaurant sales for Pollo Tropical for the second quarter of 2021 compared to the second quarter of 2020 (in millions).

Pollo Tropical:
Increase in comparable restaurant sales	$27.2
Increase in sales related to the re-opening of a store that was temporarily closed in 2020	0.3
Total increase	$27.5
Restaurants are included in comparable restaurant sales after they have been open for 18 months. Restaurants are excluded from comparable restaurant sales for any fiscal month in which the restaurant was closed for more than five days. Comparable restaurant sales are compared to the same period in the prior year. As a result of the 53rd week in fiscal 2020, our 2021 fiscal year began one week later than our 2020 fiscal year. Changes in comparable restaurant sales are impacted by the shift in weeks as the thirteen weeks ended July 4, 2021 are not directly comparable on a calendar basis to the thirteen weeks ended June 28, 2020.
Comparable restaurant sales increased 43.5% for Pollo Tropical restaurants in the second quarter of 2021 compared to the second quarter of 2020. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by changes in sales channel and sales mix, and to a lesser extent, menu price increases net of discounts and promotions.
For Pollo Tropical, an increase in comparable restaurant transactions of 29.2% was coupled with an increase in the net impact of product/channel mix and pricing of 14.3% in the second quarter of 2021 compared to the second quarter of 2020. The increase in product/channel mix and pricing was driven primarily by increases in delivery and drive-thru average check and sales channel penetration, and menu price increases of 4.0%. Comparable restaurant sales in the second quarter of 2020 for Pollo Tropical were negatively impacted by governmental restrictions at the onset of the COVID-19 pandemic. Comparable restaurant sales for Pollo Tropical in the second quarter of 2021 decreased 1.8% compared to the same fiscal period in 2019. We believe restaurant sales were negatively impacted by reduced operating hours due to labor shortages.
Franchise revenues increased by $0.2 million to $0.4 million in the second quarter of 2021 compared to the second quarter of 2020.
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

The following table presents the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical for the second quarter of 2021 compared to the second quarter of 2020. All percentages are stated as a percentage of restaurant sales:

Pollo Tropical:
Cost of sales:
Lower promotions and discounts	(1.6)%
Menu price increases	(0.6)%
Sales mix	(0.3)%
Operating inefficiency	0.9%
Other	(0.1)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.7)%

Restaurant wages and related expenses:
Higher labor costs due to higher wage rates and overtime(1)	0.8%
Higher incentive bonus(2)	0.5%
Impact of higher restaurant sales on other labor costs including special incentive pay	(0.7)%
Lower medical benefits costs including the impact of higher restaurant sales	(0.5)%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.2%

Other operating expenses:
Impact of higher restaurant sales on utilities costs	(0.7)%
Lower insurance costs	(0.4)%
Impact of higher restaurant sales on sanitation costs	(0.3)%
Lower linen and uniform expense including COVID-19 masks and the impact of higher restaurant sales	(0.3)%
Higher repair and maintenance costs	0.7%
Other(3)	(0.4)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(1.4)%

Advertising expense:
Increased advertising	1.3%
Net increase in advertising expense as a percentage of restaurant sales	1.3%
(1)    Higher wage rates and overtime pay due in part to labor shortages in 2021.
(2)    Primarily due to guaranteed bonus payments. Guaranteed bonus payments, which were lower in 2020, are included in other labor costs above in 2020.
(3)    Consists of the impact of higher restaurant sales on cleaning services, operating supplies, and other costs.
Restaurant Rent Expense. Restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.4% in the second quarter of 2021 from 8.9% in the second quarter of 2020 due primarily to the impact of higher restaurant sales which were partially offset by higher rental costs related to sale-leasebacks and renewed leases.
General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brands and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees, corporate system costs, and stock-based compensation expense.
General and administrative expenses were $11.1 million for the second quarter of 2021 and $9.2 million for the second quarter of 2020, and as a percentage of total revenues, general and administrative expenses decreased to 12.1% in the second quarter of 2021 compared to 14.6% in the second quarter of 2020, due primarily to the impact of higher total revenues, partially offset by higher incentive costs and continuing mobile app development and maintenance costs. General and administrative expenses include corporate overhead costs allocated to Taco Cabana that are not included in discontinued operations. General and administrative expenses for the second quarter of 2021 included $0.3 million related to digital and brand repositioning costs. General and administrative expenses for the second quarter of 2020 included $0.6 million related to severance costs associated with positions eliminated in response to the COVID-19 pandemic and $0.1 million related to digital and brand repositioning costs.
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
Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, development, and other administrative functions. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Adjusted EBITDA from Continuing Operations. Adjusted EBITDA for Pollo Tropical increased to $11.9 million, or 13.1% of total revenues, in the second quarter of 2021 from $5.0 million, or 7.9% of total revenues, in the second quarter of 2020 due primarily to the impact of higher restaurant sales and improved cost of sales margins, partially offset by higher advertising costs, labor costs, and repair and maintenance costs. Continuing Operations Consolidated Adjusted EBITDA increased to $9.1 million in the second quarter of 2021 from $2.6 million in the second quarter of 2020.
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
Restaurant-level Adjusted EBITDA for Pollo Tropical increased to $18.5 million, or 20.4% of restaurant sales, in the second quarter of 2021 from $10.3 million, or 16.3% of restaurant sales, in the second quarter of 2020 primarily due to the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $4.9 million in the second quarter of 2021 from $5.5 million in the second quarter of 2020 due primarily to decreased depreciation as a result of entering into sale-leaseback transactions for several owned restaurant locations and impairing closed restaurant assets, partially offset by an increase in depreciation related to ongoing reinvestment and enhancements to our restaurants that have been made since the second quarter of 2020.
Impairment and Other Lease Charges. Impairment and other lease charges was a benefit of $(0.2) million in the second quarter of 2021 compared to charges of $1.9 million in the second quarter of 2020.
Impairment and other lease charges for the three months ended July 4, 2021 consist of gains from lease terminations of $(0.3) million partially offset by a lease termination charge of $0.1 million.
Impairment and other lease charges for the three months ended June 28, 2020 for Pollo Tropical include impairment charges of $1.1 million related primarily to the write-down of assets held for sale to their fair value less costs to sell and other lease charges of $0.9 million primarily related to lease termination charges for restaurant locations we decided not to develop.
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
For seven Pollo Tropical restaurants with combined carrying values (excluding right-of-use lease assets) of $4.5 million, projected cash flows are not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $1.0 million for the second quarter of 2021 and consisted of closed restaurant rent and ancillary lease costs of $2.3 million net of sublease income of $(1.3) million, which includes closed restaurant rent and ancillary lease costs of $0.5 million net of sublease income of $(0.1) million related to Taco Cabana closed restaurant locations that we will retain. Closed restaurant rent expense, net of sublease income was $1.3 million for the second quarter of 2020 and consisted of closed restaurant rent and ancillary lease costs of $2.3 million, which includes $0.6 million related to Taco Cabana closed restaurant locations that we will retain, net of sublease income of $(1.1) million.
Other Expense (Income), Net. Other expense (income), net for the second quarter of 2021 primarily consisted of costs for the removal, transfer, and storage of equipment from closed restaurants and other closed restaurant related costs of $0.1 million. Other expense, net was $0.7 million for the second quarter of 2020 and primarily consisted of the write-off of site development costs of $0.6 million.
Interest Expense. Interest expense remained flat at $0.1 million in the second quarter of 2021 compared to the second quarter of 2020.
Provision for (Benefit from) Income Taxes. The effective tax rate was (45.7)% and 20.3% for the second quarter of 2021 and 2020, respectively. The benefit from income taxes for the second quarter of 2021 and 2020 was derived using the actual effective tax rate for the year-to-date period, which includes changes in the valuation allowance as a result of originating temporary differences during the year. The effective tax rate was derived using an estimated annual effective tax rate in the first quarter of 2021 and the actual effective tax rate for the year-to-date period in the first quarter of 2020.
Income (Loss) from Continuing Operations. As a result of the foregoing, we had income from continuing operations of $2.7 million in the second quarter of 2021 compared to a loss from continuing operations of $(6.6) million in the second quarter of 2020.
Six Months Ended July 4, 2021 Compared to Six Months Ended June 28, 2020 – Continuing Operations
The following table sets forth, for the six months ended July 4, 2021 and June 28, 2020, selected operating results of continuing operations as a percentage of restaurant sales:

	Six Months Ended
	July 4, 2021	June 28, 2020
	Pollo Tropical
Costs and expenses:
Cost of sales	30.7%	32.2%
Restaurant wages and related expenses	23.7%	24.3%
Restaurant rent expense	6.6%	7.6%
Other restaurant operating expenses	15.3%	15.5%
Advertising expense	3.0%	3.1%
Revenues. Total revenues increased 19.9% to $179.4 million in the six months ended July 4, 2021 from $149.6 million in the six months ended June 28, 2020. Restaurant sales increased 19.9% to $178.6 million in the six months ended July 4, 2021 from $149.0 million in the six months ended June 28, 2020.

The following table presents the primary drivers of the increase in restaurant sales for Pollo Tropical for the six months ended July 4, 2021 compared to the six months ended June 28, 2020 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$30.8
Decrease in sales related to closed restaurants, including a temporary closure	(1.2)
Total increase	$29.6
Comparable restaurant sales for Pollo Tropical restaurants increased 21.1% in the six months ended July 4, 2021. Comparable restaurant sales were significantly impacted by governmental restrictions, closed dining rooms, reductions in operating hours and reduced staffing as a result of COVID-19 in 2020.
For Pollo Tropical, an increase in the net impact of product/channel mix and pricing of 14.6% was coupled with an increase in comparable restaurant transactions of 6.5% in the six months ended July 4, 2021 compared to the six months ended June 28, 2020. The increase in product/channel mix and pricing was driven primarily by increases in delivery and drive-thru average check and sales channel penetration, and menu price increases of 2.5%. Comparable restaurant sales for Pollo Tropical in the six months ended July 4, 2021 decreased 2.5% compared to the same fiscal period in 2019. We believe restaurant sales were negatively impacted by reduced operating hours due to labor shortages.
Franchise revenues increased by $0.2 million to $0.8 million in the six months ended July 4, 2021 compared to the six months ended June 28, 2020 due to higher sales at franchised restaurants in 2021 primarily as a result of the impact of COVID-19 in 2020.

The following table presents the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical for the six months ended July 4, 2021 compared to the six months ended June 28, 2020. All percentages are stated as a percentage of restaurant sales.

Pollo Tropical:
Cost of sales:
Lower promotions and discounts	(1.0)%
Menu price increases	(0.4)%
Sales mix	(0.1)%
Lower rebates and discounts	0.2%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.5)%

Restaurant wages and related expenses:
Lower medical benefits costs including the impact of higher restaurant sales	(0.5)%
Lower labor costs due to labor efficiencies and labor shortages including the impact of higher restaurant sales	(0.4)%
Impact of higher restaurant sales on other labor costs including special incentive pay	(0.2)%
Higher incentive bonus(1)	0.5%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.6)%

Other operating expenses:
Impact of higher restaurant sales on utilities cost	(0.5)%
Lower insurance costs	(0.3)%
Lower sanitation costs	(0.2)%
Higher delivery fee expense due to increased delivery channel sales	0.9%
Higher repair and maintenance costs	0.2%
Other(2)	(0.3)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.2)%

Advertising expense:
Impact of higher restaurant sales on advertising costs	(0.1)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.1)%
(1)    Primarily due to guaranteed bonus payments. Guaranteed bonus payments, which were lower in 2020, are included in other labor costs in 2020.
(2)    Consists of lower linen and uniform expense including masks, cleaning services and the impact of higher restaurant sales.
Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.6% in the six months ended July 4, 2021 from 7.6% in the six months ended June 28, 2020 due primarily to the impact of lower comparable restaurant sales which were partially offset by higher rental costs related to sale-leasebacks and renewed leases.
General and Administrative Expenses. General and administrative expenses were $21.7 million for the six months ended July 4, 2021 and $19.5 million for the six months ended June 28, 2020 and, as a percentage of total revenues, general and administrative expenses decreased to 12.1% in the six months ended July 4, 2021 compared to 13.0% in the six months ended June 28, 2020 due primarily to the impact of higher total revenues partially offset by higher incentive costs and continuing mobile app development and maintenance costs. General and administrative expenses include corporate overhead costs allocated to Taco Cabana that are not included in discontinued operations. General and administrative expense for the six months ended July 4, 2021 also included $0.7 million related to digital and brand repositioning costs. General and administrative expenses for the six months ended June 28, 2020 included $0.6 million related to severance costs associated with positions eliminated in response to the COVID-19 pandemic, $0.2 million related to digital and brand repositioning costs and $0.1 million related to search fees for senior executive positions.
Adjusted EBITDA. Adjusted EBITDA for Pollo Tropical increased to $24.3 million, or 13.5% of total revenues, in the six months ended July 4, 2021 from $13.8 million, or 9.2% of total revenues, in the six months ended June 28, 2020 due primarily to the impact of higher restaurant sales and improved cost of sales margins, partially offset by higher delivery fees. Continuing Operations Consolidated Adjusted EBITDA increased to $18.8 million in the six months ended July 4, 2021 from $8.7 million in the six months ended June 28, 2020.
Restaurant-level Adjusted EBITDA. Restaurant-level Adjusted EBITDA for Pollo Tropical increased to $37.3 million, or 20.9% of restaurant sales, in the six months ended July 4, 2021 from $25.8 million, or 17.3% of restaurant sales, in the six months ended June 28, 2020 due primarily to the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $10.0 million in the six months ended July 4, 2021 from $10.9 million in the six months ended June 28, 2020 due primarily to decreased depreciation as a result of entering into sale-leaseback transactions for several owned restaurant locations and impairing closed restaurant assets, partially offset by an increase in depreciation related to ongoing reinvestment and enhancements to our restaurants that have been made since the second quarter of 2020.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $(0.3) million in the six months ended July 4, 2021 from $5.6 million in the six months ended June 28, 2020.
Impairment and other lease charges for the six months ended July 4, 2021 include net gains from lease terminations of $(0.4) million, partially offset by impairment charges of $0.1 million related primarily to impairment of equipment from previously impaired and closed restaurants.
Impairment and other lease charges for the six months ended June 28, 2020 for Pollo Tropical include impairment charges of $4.8 million related primarily to impairment of assets from three underperforming Pollo Tropical restaurants, two of which we closed in the third quarter of 2020, the write-down of assets held for sale to their fair value less costs to sell, and lease termination charges of $0.9 million for restaurant locations we decided not to develop.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $1.7 million for the six months ended July 4, 2021 and consisted of closed restaurant rent and ancillary lease costs of $4.6 million net of sublease income of $(2.9) million, which includes closed restaurant rent and ancillary lease costs of $1.1 million net of sublease income of $(0.2) million related to Taco Cabana closed restaurant locations that we will retain. Closed restaurant rent expense, net of sublease income was $2.4 million for the six months ended June 28, 2020 and consisted of closed restaurant rent and ancillary lease costs of $4.6 million, which includes $1.1 million related to Taco Cabana closed restaurant locations that we will retain, net of sublease income of $(2.2) million.
Other Expense (Income), Net. Other expense, net was $0.3 million for the six months ended July 4, 2021 and primarily consisted of $0.2 million in costs for the removal, transfer, and storage of equipment from closed restaurants and other closed restaurant related costs. Other expense, net was $0.9 million for the six months ended June 28, 2020 and primarily consisted of $0.1 million in costs for the removal, transfer, and storage of equipment from closed restaurants and $0.6 million for the write-off of site development costs.
Interest Expense. Interest expense remained flat at $0.1 million for the six months ended July 4, 2021 compared to the six months ended June 28, 2020.
Benefit from Income Taxes. The effective tax rate was 53.0% and 23.2% for the six months ended July 4, 2021 and June 28, 2020, respectively. The provision for income taxes for the six months ended July 4, 2021 was derived using the actual effective tax rate for the year to date period, which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes an out-of-period adjustment that increased our income tax provision. The benefit from income taxes for the six months ended June 28, 2020 was derived using the actual effective tax rate for the year to date period and includes a benefit of $1.8 million related to the carryback of net operating losses as a result of the CARES Act.
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
Income (Loss) from Continuing Operations. As a result of the foregoing, we had income from continuing operations of $2.0 million for the six months ended July 4, 2021 compared to a net loss from continuing operations of $(10.3) million for the six months ended June 28, 2020.

Results of Discontinued Operations
Unless otherwise noted, this discussion of operating results relates to our discontinued operations.
The following table summarizes the changes in the number and mix of Taco Cabana Company-owned and franchised restaurants.

	Taco Cabana
	Owned	Franchised	Total
January 3, 2021	143	6	149
New	—	—	—
Closed	—	—	—
April 4, 2021	143	6	149
New	—	—	—
Closed	(1)	—	(1)
July 4, 2021	142	6	148

December 29, 2019	164	8	172
New	1	—	1
Closed	(19)	—	(19)
March 29, 2020	146	8	154
New	—	—	—
Closed	—	(1)	(1)
June 28, 2020	146	7	153
Three Months Ended July 4, 2021 Compared to Three Months Ended June 28, 2020 – Discontinued Operations
The following table sets forth, for the three months ended July 4, 2021 and June 28, 2020, selected operating results from discontinued operations as a percentage of discontinued operations restaurant sales.

	Three Months Ended
	July 4, 2021	June 28, 2020
	Taco Cabana
Costs and expenses:
Cost of sales	28.5%	30.0%
Restaurant wages and related expenses	31.2%	32.0%
Restaurant rent expense	8.6%	9.6%
Other restaurant operating expenses	15.8%	14.0%
Advertising expense	3.0%	1.7%
Revenues from Discontinued Operations. Total revenues increased 13.6% to $66.4 million in the second quarter of 2021 from $58.4 million in the second quarter of 2020. Restaurant sales increased 13.5% to $66.1 million in the second quarter of 2021 from $58.3 million in the second quarter of 2020.

The following table presents the primary drivers of the increase in restaurant sales for Taco Cabana for the second quarter of 2021 compared to the second quarter of 2020 (in millions).

Taco Cabana:
Increase in comparable restaurant sales	$8.9
Decrease in sales related to closed restaurants, net of new restaurants	(1.0)
Total increase	$7.9
Comparable restaurant sales increased 15.6% for Taco Cabana restaurants in the second quarter of 2021 compared to the second quarter of 2020. For Taco Cabana, an increase in comparable restaurant transactions of 13.0% was coupled with an increase in the net impact of product/channel mix and pricing of 2.6% in the second quarter of 2021 compared to the second quarter of 2020. The increase in product/channel mix and pricing was driven primarily by menu price increases of 4.3%. Comparable restaurant sales in the second quarter of 2020 for Taco Cabana were negatively impacted by governmental restrictions at the onset of the COVID-19 pandemic. Comparable restaurant sales for Taco Cabana in the second quarter of 2021 decreased 6.7% compared to the same fiscal period in 2019.
Franchise revenues remained flat at $0.2 million in the second quarter of 2021 compared to the second quarter of 2020.

The following table presents the primary drivers of the changes in the components of restaurant operating margins for Taco Cabana for the second quarter of 2021 compared to the second quarter of 2020. All percentages are stated as a percentage of segment restaurant sales:

Taco Cabana:
Cost of sales:
Menu price increases	(1.2)%
Operating efficiency	(0.5)%
Lower liquor tax	(0.5)%
Lower promotions and discounts	(0.4)%
Higher commodity costs	0.7%
Sales mix	0.6%
Other	(0.2)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.5)%

Restaurant wages and related expenses:
Lower other labor costs including the impact of higher restaurant sales(1)	(1.0)%
Lower medical benefits costs	(0.7)%
Impact of higher restaurant sales on labor costs	(0.5)%
Higher incentive bonus(2)	0.8%
Higher payroll taxes	0.4%
Other	0.2%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.8)%

Other operating expenses:
Higher storm costs(3)	1.4%
Higher repair and maintenance costs	0.5%
Higher delivery fee expense due to increased delivery channel sales	0.3%
Higher insurance costs	0.3%
Lower linen and uniform expense including COVID-19 masks and the impact of higher restaurant sales	(0.3)%
Impact of higher restaurant sales on utilities costs	(0.3)%
Other	(0.1)%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.8%

Advertising expense:
Increased advertising	1.3%
Net increase in advertising expense as a percentage of restaurant sales	1.3%
(1)    Primarily includes impact of COVID-19 related special incentive pay in 2020.
(2)    Primarily due to guaranteed bonus payments. Guaranteed bonus payments, which were lower in 2020, are included in other labor costs above in 2020.
(3)    Primarily repair and landscaping debris removal costs due to the impact of Winter Storm Uri.
Restaurant Rent Expense from Discontinued Operations. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 8.6% in the second quarter of 2021 from 9.6% in the second quarter of 2020 due primarily to the impact of higher restaurant sales.
Adjusted EBITDA from Discontinued Operations. Adjusted EBITDA for Taco Cabana increased to $3.0 million, or 4.6% of total revenues, in the second quarter of 2021 from $2.7 million, or 4.6% of total revenues, in the second quarter of 2020 due primarily to higher restaurant sales, partially offset by higher repair and maintenance costs and winter storm costs, increased advertising and higher delivery fee expense. Discontinued Operations Consolidated Adjusted EBITDA increased to $5.9 million in the three months ended July 4, 2021 from $5.0 million in the three months ended June 28, 2020.

Restaurant-level Adjusted EBITDA from Discontinued Operations. Restaurant-level Adjusted EBITDA for Taco Cabana increased to $8.4 million, or 12.8% of restaurant sales, in the second quarter of 2021 from $7.3 million, or 12.6% of restaurant sales, in the second quarter of 2020 primarily as a result of the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Impairment and Other Lease Charges from Discontinued Operations. Impairment and other lease charges remained flat at $0.4 million in the second quarter of 2021 compared to the second quarter of 2020.
Impairment and other lease charges for the three months ended July 4, 2021 for Taco Cabana include lease termination charges of $0.5 million, slightly offset by a gain from a lease termination of $(0.1) million.
Impairment and other lease charges for the three months ended June 28, 2020 for Taco Cabana include impairment charges of $0.6 million related primarily to the write-down of assets held for sale to their fair value less costs to sell and a gain of $(0.2) million from a lease termination.
Interest Expense from Discontinued Operations. Interest expense increased to $1.9 million in the second quarter of 2021 compared to $1.2 million in the second quarter of 2020 due primarily to higher interest rates under the term loan in our new senior credit facility compared to our former senior credit facility in 2020.
Provision for (Benefit from) Income Taxes. The effective tax rate was (50.1)% and 3.1% for the second quarter of 2021 and 2020, respectively. Income taxes for the second quarter of 2021 and 2020 represent the difference between income taxes attributable to discontinued operations for the year-to-date period and income taxes attributable to discontinued operations for the first quarter. Income taxes for the first quarter of 2021 and 2020 were derived by subtracting continuing operations income taxes from total income taxes recorded for those periods.
Loss from Discontinued Operations. As a result of the foregoing, we had a loss from discontinued operations of $2.8 million in the second quarter of 2021 compared to a loss from discontinued operations of $1.7 million in the second quarter of 2020.
Six Months Ended July 4, 2021 Compared to Six Months Ended June 28, 2020 – Discontinued Operations
The following table sets forth, for the six months ended July 4, 2021 and June 28, 2020, selected operating results from discontinued operations as a percentage of discontinued operations restaurant sales:

	Six Months Ended
	July 4, 2021	June 28, 2020
	Taco Cabana
Costs and expenses:
Cost of sales	28.3%	30.4%
Restaurant wages and related expenses	31.3%	32.1%
Restaurant rent expense	9.3%	9.5%
Other restaurant operating expenses	15.9%	14.5%
Advertising expense	3.0%	2.7%
Revenues from Discontinued Operations. Total revenues increased 3.3% to $122.9 million in the six months ended July 4, 2021 from $119.0 million in the six months ended June 28, 2020. Restaurant sales increased 3.2% to $122.5 million in the six months ended July 4, 2021 from $118.6 million in the six months ended June 28, 2020.
The following table presents the primary drivers of the increase in restaurant sales for Taco Cabana for the six months ended July 4, 2021 compared to the six months ended June 28, 2020 (in millions):

Taco Cabana:
Increase in comparable restaurant sales	$6.3
Decrease in sales related to closed restaurants, net of new restaurants	(2.5)
Total increase	$3.8

Comparable restaurant sales for Taco Cabana restaurants increased 5.5% in the six months ended July 4, 2021. Comparable restaurant sales were significantly impacted by Winter Storm Uri in 2021 and by governmental restrictions, closed dining rooms, reductions in operating hours and reduced staffing as a result of COVID-19 in 2020.
For Taco Cabana, an increase in net impact of product/channel mix and pricing of 8.0%, was partially offset by a decrease in comparable restaurant transactions of 2.5% in the six months ended July 4, 2021 compared to the six months ended June 28, 2020. The increase in product/channel mix and pricing was driven primarily by increases in drive-thru and delivery sales channel penetration and growth in average check for drive-thru compared to last year due in part to an increase in transactions that include alcohol and menu price increases of 3.2%. Comparable restaurant sales in the six months ended June 28, 2020 for Taco Cabana were negatively impacted by governmental restrictions at the onset of the COVID-19 pandemic. Comparable restaurant sales in the six months ended July 4, 2021 were negatively impacted by Winter Storm Uri. We estimate that Winter Storm Uri negatively impacted comparable restaurant sales by approximately 2.4% in the six months ended July 4, 2021. Comparable restaurant sales for Taco Cabana in the six months ended July 4, 2021 decreased 11.8% compared to the same fiscal period in 2019.
Franchise revenues remained flat at $0.4 million in the six months ended July 4, 2021 compared to the six months ended June 28, 2020.
The following table presents the primary drivers of the changes in the components of restaurant operating margins for Taco Cabana for the six months ended July 4, 2021 compared to the six months ended June 28, 2020. All percentages are stated as a percentage of segment restaurant sales.

Taco Cabana:
Cost of sales:
Menu price increases	(0.9)%
Operating efficiency	(0.9)%
Lower promotions and discounts	(0.6)%
Lower liquor tax	(0.2)%
Lower commodity costs	(0.2)%
Sales mix	0.5%
Other	0.2%
Net decrease in cost of sales as a percentage of restaurant sales	(2.1)%

Restaurant wages and related expenses:
Lower labor costs due to labor efficiencies and labor shortages	(1.8)%
Lower other labor costs(1)	(0.2)%
Higher incentive bonus(2)	1.0%
Higher workers' compensation costs	0.2%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.8)%

Other operating expenses:
Higher storm costs(3)	1.1%
Higher delivery fee expense due to increased delivery channel sales	0.8%
Lower linen and uniform expense including COVID-19 masks	(0.2)%
Lower utilities costs and impact of higher restaurant sales	(0.2)%
Other	(0.1)%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.4%

Advertising expense:
Increased advertising	0.3%
Net increase in advertising expense as a percentage of restaurant sales	0.3%
(1)    Primarily includes impact of COVID-19 related special incentive pay in 2020.
(2)    Primarily due to guaranteed bonus payments. Guaranteed bonus payments, which were lower in 2020, are included in other labor costs above in 2020.
(3)    Primarily repair and landscaping debris removal costs due to the impact of Winter Storm Uri.

Restaurant Rent Expense from Discontinued Operations. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 9.3% in the six months ended July 4, 2021 from 9.5% in the six months ended June 28, 2020 due primarily to the impact of higher comparable restaurant sales.
Adjusted EBITDA from Discontinued Operations. Adjusted EBITDA for Taco Cabana increased to $3.8 million, or 3.1% of total revenues, in the six months ended July 4, 2021 from $1.8 million, or 1.5% of total revenues, in the six months ended June 28, 2020 due primarily to the impact of higher restaurant sales, including the impact of COVID-19 in 2020, higher delivery fee expense and the negative impact of Winter Storm Uri, partially offset by lower cost of sales as a percentage of restaurant sales, advertising expenses, labor costs as a percentage of restaurant sales due to labor efficiencies, and general and administrative expenses and the impact of the closure of unprofitable restaurants in the first quarter of 2020. We estimate that Winter Storm Uri negatively impacted Adjusted EBITDA by approximately $3.1 million. Discontinued Operations Consolidated Adjusted EBITDA increased to $9.3 million in the six months ended July 4, 2021 from $6.8 million in the six months ended June 28, 2020.
Restaurant-level Adjusted EBITDA from Discontinued Operations. Restaurant-level Adjusted EBITDA for Taco Cabana increased to $14.8 million, or 12.1% of restaurant sales, in the six months ended July 4, 2021 from $12.6 million, or 10.6% of restaurant sales, in the six months ended June 28, 2020 as a result of the foregoing, and despite the estimated negative impact of Winter Storm Uri to Adjusted EBITDA of approximately $3.1 million. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Impairment and Other Lease Charges from Discontinued Operations. Impairment and other lease charges decreased to $0.3 million in the six months ended July 4, 2021 from $0.9 million in the six months ended June 28, 2020.
Impairment and other lease charges for the six months ended July 4, 2021 for Taco Cabana include lease charges of $0.4 million related to terminated leases offset by gains of $(0.1) million from lease terminations.
Impairment and other lease charges for the six months ended June 28, 2020 for Taco Cabana include impairment charges of $1.1 million related primarily to the write-down of assets held for sale to their fair value less costs to sell and the impairment of assets for two underperforming Taco Cabana restaurants that we continued to operate, and a gain of $(0.2) million from a lease termination.
Interest Expense from Discontinued Operations. Interest expense increased to $3.9 million for the six months ended July 4, 2021 compared to $2.1 million for the six months ended June 28, 2020 due primarily to higher interest rates under the term loan in our new senior credit facility compared to our former senior credit facility in 2020.
Benefit from Income Taxes. The effective tax rate was 16.5% and 23.4% for the six months ended July 4, 2021 and June 28, 2020, respectively. The benefit from income taxes for the six months ended July 4, 2021 represents the difference between income taxes derived including discontinued operations and income taxes derived excluding discontinued operations. The benefit from income taxes for six months ended June 28, 2020 was derived by subtracting continuing operations income taxes from total income taxes recorded for the period in the prior year.
Loss from Discontinued Operations. As a result of the foregoing, we had a loss from discontinued operations of $4.2 million for the six months ended July 4, 2021 compared to loss from discontinued operations of $5.3 million for the six months ended June 28, 2020.
Liquidity and Capital Resources of Continuing Operations
We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. Although, as a result of our substantial cash balance, we did not have a working capital deficit at July 4, 2021, we have the ability to operate with a substantial working capital deficit (and we have historically operated with a working capital deficit) because:
•restaurant operations are primarily conducted on a cash basis;
•rapid turnover results in a limited investment in inventories; and
•cash from sales is usually received before related liabilities for supplies and payroll become due.
Capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe our cash reserves and cash generated from our operations will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. We expect to use the proceeds from the sale of Taco Cabana to repay the outstanding term loan under our senior credit facility.

Operating Activities. Net cash provided by operating activities in the first six months of 2021 and 2020 was $21.5 million and $29.0 million, respectively. The decrease in net cash provided by operating activities in the six months ended July 4, 2021 was primarily driven by the timing of payments, including the impact of vendor and landlord payment term renegotiations in 2020, partially offset by an increase in Adjusted EBITDA.
Investing Activities. Net cash used in investing activities in the first six months of 2021 and 2020 was $4.7 million and $8.7 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures from continuing operations for the periods presented (dollars in thousands).

	Pollo Tropical	Other	Continuing Operations
Six Months Ended July 4, 2021:
New restaurant development	$—	$—	$—
Restaurant remodeling	592	—	592
Other restaurant capital expenditures(1)	3,750	—	3,750
Corporate and restaurant information systems	719	545	1,264
Total capital expenditures	$5,061	$545	$5,606
Number of new restaurant openings	—		—
Six Months Ended June 28, 2020:
New restaurant development	$986	$—	$986
Restaurant remodeling	357	—	357
Other restaurant capital expenditures(1)	2,019	—	2,019
Corporate and restaurant information systems	682	999	1,681
Total capital expenditures	$4,044	$999	$5,043
Number of new restaurant openings	—		—
(1)    Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our unaudited condensed consolidated financial statements. For the six months ended July 4, 2021 and June 28, 2020, total restaurant repair and maintenance expenses were approximately $5.4 million and $4.1 million, respectively.

The following table sets forth our capital expenditures from discontinued operations for the periods presented (dollars in thousands).

Taco Cabana
Six Months Ended July 4, 2021:
New restaurant development	$—
Restaurant remodeling	645
Other restaurant capital expenditures(1)	2,708
Corporate and restaurant information systems	110
Total capital expenditures	$3,463
Number of new restaurant openings	—
Six Months Ended June 28, 2020:
New restaurant development	$854
Restaurant remodeling	730
Other restaurant capital expenditures(1)	1,722
Corporate and restaurant information systems	354
Total capital expenditures	$3,660
Number of new restaurant openings	1
(1)    Excludes restaurant repair and maintenance expenses included in discontinued operations in our unaudited condensed consolidated financial statements. For the six months ended July 4, 2021 and June 28, 2020, total restaurant repair and maintenance expenses from discontinued operations were approximately $4.2 million for each period. For the six months ended July 4, 2021, costs associated with repairs from Winter Storm Uri were approximately $1.4 million.
Cash provided by investing activities from discontinued operations in the first six months of 2021 included net proceeds of $3.1 million from the sale-leaseback of two restaurant properties and net proceeds of $1.3 million from the sale of one restaurant property.
Total capital expenditures in 2021 are expected to be between $25.0 million and $30.0 million, including approximately $4.0 million related to Taco Cabana.
Financing Activities. Net cash used in financing activities in the first six months of 2021 was $0.5 million and included term loan borrowing repayments under our new senior credit facility of $0.4 million and $0.2 million in principal payments on finance leases. Net cash provided by financing activities in the first six months of 2020 included net revolving credit borrowings under our former senior credit facility of $71.5 million, partially offset by $3.7 million in payments to repurchase our common stock, as well as borrowings and subsequent repayment of funds pursuant to the Paycheck Protection Program under the CARES Act.
New Senior Credit Facility. On November 23, 2020, we terminated our former amended senior secured revolving credit facility, referred to as the "former senior credit facility," and entered into a new senior secured credit facility, which is referred to as the "new senior credit facility." The new senior credit facility is comprised of a term loan facility (the "term loan facility") of $75.0 million and a revolving credit facility (the "revolving credit facility") of up to $10.0 million and matures on November 23, 2025. The new senior credit facility also provides for potential incremental term loan borrowing increases of up to $37.5 million in the aggregate, subject to, among other items, compliance with a minimum Total Leverage Ratio and other terms specified in the new senior credit facility. On July 4, 2021, there were $74.6 million in outstanding borrowings, subject to an original issue discount, under the term loan facility and no outstanding borrowings under the revolving credit facility. Upon completion of the sale of Taco Cabana, and as required by the terms of the senior credit facility, the proceeds from the sale will be used to fully repay our outstanding term loan borrowings.
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
As of July 4, 2021, we were in compliance with the financial covenants under our new senior credit facility. At July 4, 2021, $10.0 million was available for borrowing under the revolving credit facility.
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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended January 3, 2021 included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the six months ended July 4, 2021.
Management's Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA (including Continuing Operations Adjusted EBITDA and Discontinued Operations Adjusted EBITDA) is a non-GAAP financial measure. We use Consolidated Adjusted EBITDA in addition to net income and income from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe this measure is an important indicator of our operational strength and the performance of our business and it provides a view of operations absent non-cash activity and items that are not related to the ongoing operation of our restaurants or affect comparability period over period. Consolidated Adjusted EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies, and should not be considered as an alternative to net income (loss), earnings (loss) per share, cash flows from operating activities or other financial information determined under GAAP.
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
Management believes that Consolidated Adjusted EBITDA and Restaurant-level Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of net income (loss) to Consolidated Adjusted EBITDA and Restaurant-level Adjusted EBITDA (i) provide useful information about our operating performance and period-

over-period changes, (ii) provide additional information that is useful for evaluating the operating performance of our business and (iii) permit investors to gain an understanding of the factors and trends affecting our ongoing earnings, from which capital investments are made and debt is serviced. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. Also these measures may not be comparable to similarly titled captions of other companies.
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
A reconciliation from consolidated net loss to Continuing Operations Consolidated Adjusted EBITDA follows (in thousands). All amounts are from continuing operations unless otherwise indicated.

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

Net loss	$(83)	$(8,343)	$(2,172)	$(15,660)
Loss from discontinued operations, net of tax	2,763	1,736	4,157	5,345
Provision for (benefit from) income taxes	(841)	(1,687)	2,236	(3,112)
Income (loss) from continuing operations before income taxes	1,839	(8,294)	4,221	(13,427)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	4,875	5,455	9,963	10,948
Impairment and other lease charges	(202)	1,932	(254)	5,628
Interest expense	61	63	122	126
Closed restaurant rent expense, net of sublease income	966	1,258	1,716	2,381
Other expense (income), net	170	698	293	927
Stock-based compensation expense	15	27	31	38
Total non-general and administrative adjustments	5,885	9,433	11,871	20,048
General and administrative adjustments:
Stock-based compensation expense	1,046	850	2,040	1,348
Restructuring costs and retention bonuses(1)	18	585	18	585
Digital and brand repositioning costs(2)	335	72	651	192
Total general and administrative adjustments	1,399	1,507	2,709	2,125
Continuing Operations Consolidated Adjusted EBITDA	$9,123	$2,646	$18,801	$8,746
Total revenues	$91,155	$63,438	$179,370	$149,563
Continuing Operations Consolidated Adjusted EBITDA as a percentage of total revenues	10.0%	4.2%	10.5%	5.8%
(1)    Restructuring costs and retention bonuses for the three and six months ended June 28, 2020 include severance costs related to terminations in response to the COVID-19 pandemic.
(2)    Digital and brand repositioning costs for the three and six months ended July 4, 2021 and June 28, 2020 include consulting costs related to repositioning the digital experience for our customers.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Other	Continuing Operations	Taco Cabana	Other	Discontinued Operations
July 4, 2021:
Adjusted EBITDA(1)	$11,949	$(2,826)	$9,123	$3,039	$2,826	$5,865
Restaurant-level adjustments:
Add: Other general and administrative expense(2)	6,940	2,711	9,651	5,626	(2,711)	2,915
Less: Franchise royalty revenue and fees	391	—	391	220	—	220
Restaurant-level Adjusted EBITDA(1)	$18,498	$(115)	$18,383	$8,445	$115	$8,560
Restaurant sales	$90,764		$90,764	$66,132		$66,132
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	20.4%		20.3%	12.8%		12.9%

June 28, 2020:
Adjusted EBITDA(1)	$4,993	$(2,347)	$2,646	$2,672	$2,347	$5,019
Restaurant-level adjustments:
Add: Pre-opening costs	—	—	—	—	—	—
Add: Other general and administrative expense(2)	5,491	2,242	7,733	4,816	(2,242)	2,574
Less: Franchise royalty revenue and fees	146	—	146	175	—	175
Restaurant-level Adjusted EBITDA(1)	$10,338	$(105)	$10,233	$7,313	$105	$7,418
Restaurant sales	$63,292		$63,292	$58,255		$58,255
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	16.3%		16.2%	12.6%		12.7%

Six Months Ended	Pollo Tropical	Other	Continuing Operations	Taco Cabana	Other	Discontinued Operations
July 4, 2021:
Adjusted EBITDA(1)(3)	$24,296	$(5,495)	$18,801	$3,836	$5,495	$9,331
Restaurant-level adjustments:
Add: Pre-opening costs	—	—	—	—	—	—
Add: Other general and administrative expense(2)	13,748	5,259	19,007	11,408	(5,259)	6,149
Less: Franchise royalty revenue and fees	766	—	766	420	—	420
Restaurant-level Adjusted EBITDA(1)(3)	$37,278	$(236)	$37,042	$14,824	$236	$15,060
Restaurant sales	$178,604		$178,604	$122,456		$122,456
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	20.9%		20.7%	12.1%		12.3%

June 28, 2020:
Adjusted EBITDA(1)	$13,773	$(5,027)	$8,746	$1,765	$5,027	$6,792
Restaurant-level adjustments:
Add: Pre-opening costs	—	—	—	69	—	69
Add: Other general and administrative expense(2)	12,549	4,784	17,333	11,147	(4,784)	6,363
Less: Franchise royalty revenue and fees	550	—	550	384	—	384
Restaurant-level Adjusted EBITDA(1)	$25,772	$(243)	$25,529	$12,597	$243	$12,840
Restaurant sales	$149,013		$149,013	$118,620		$118,620
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	17.3%		17.1%	10.6%		10.8%
(1)    Corporate overhead that was previously allocated to Taco Cabana is now included within "Other" because it is not a component of discontinued operations.
(2)    Excludes general and administrative adjustments included in Adjusted EBITDA.
(3)    We estimate that Winter Storm Uri negatively impacted Taco Cabana Adjusted EBITDA and Taco Cabana Restaurant-level Adjusted EBITDA by approximately $3.1 million and Taco Cabana Adjusted EBITDA as a percentage of total revenues and Taco Cabana Restaurant-level Adjusted EBITDA as a percentage of restaurant sales by approximately 2.4% and 2.2%, respectively, in the six months ended July 4, 2021.

Forward Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, regarding the anticipated closing of the Taco Cabana divesture transaction, our anticipated growth, operating results, future earnings per share, plans, objectives, the impact of our other business initiatives, the impact of our initiatives designed to strengthen our liquidity and cash position, including those related to working capital efficiency initiatives and sales of real property and the impact of the COVID-19 pandemic and our initiatives designed to respond to the COVID-19 pandemic on future sales, margins, earnings and liquidity, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements are often identified by the words "believe," "positioned," "estimate," "project," "plan," "goal," "target," "assumption," "continue," "intend," "expect," "future," "anticipate," and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission ("SEC"). All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2021.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the second quarter of 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

FIESTA RESTAURANT GROUP, INC.

Date: August 12, 2021	/s/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: August 12, 2021	/s/ DIRK MONTGOMERY
(Signature)
Dirk Montgomery Senior Vice President, Chief Financial Officer and Treasurer

Date: August 12, 2021	/s/ CHERI KINDER
(Signature)
Cheri Kinder Vice President, Corporate Controller and Chief Accounting Officer