Form 10-Q
period 2021-10-03
Fiesta Restaurant Group, Inc.
filed 2021-11-12
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2021, Fiesta Restaurant Group, Inc. had 25,961,408 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED OCTOBER 3, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	October 3, 2021	January 3, 2021
ASSETS
Current assets:
Cash	$51,978	$49,778
Restricted cash	3,837	3,584
Accounts receivable	5,829	4,933
Inventories	2,371	2,101
Prepaid rent	110	107
Income tax receivable	4,151	9,399
Prepaid expenses and other current assets	5,912	5,646
Current assets held for sale	—	8,478
Total current assets	74,188	84,026
Property and equipment, net	92,807	97,867
Operating lease right-of-use assets	155,809	164,665
Goodwill	56,307	56,307
Other assets	5,838	5,855
Non-current assets held for sale	—	160,023
Total assets	$384,949	$568,743
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$72	$816
Accounts payable	12,100	8,325
Accrued payroll, related taxes and benefits	8,332	9,738
Accrued real estate taxes	3,989	1,735
Other current liabilities	18,852	17,070
Current liabilities held for sale	—	27,225
Total current liabilities	43,345	64,909
Long-term debt, net of current portion	788	71,588
Operating lease liabilities	165,113	174,116
Deferred tax liabilities	2,075	2,269
Other non-current liabilities	9,640	9,757
Non-current liabilities held for sale	—	98,323
Total liabilities	220,961	420,962
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 28,448,709 and 28,278,320 shares issued, respectively, and 25,343,973 and 25,293,149 shares outstanding, respectively	277	273
Additional paid-in capital	181,651	176,614
Retained earnings (accumulated deficit)	6,763	(8,327)
Treasury stock, at cost; 2,331,718 and 1,993,495 shares, respectively	(24,703)	(20,779)
Total stockholders' equity	163,988	147,781
Total liabilities and stockholders' equity	$384,949	$568,743
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED OCTOBER 3, 2021 AND SEPTEMBER 27, 2020
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenues:
Restaurant sales	$88,014	$77,604	$266,618	$226,617
Franchise royalty revenues and fees	578	336	1,344	886
Total revenues	88,592	77,940	267,962	227,503
Costs and expenses:
Cost of sales	26,984	24,614	81,843	72,666
Restaurant wages and related expenses (including stock-based compensation expense of $13, $15, $44, and $53, respectively)	24,648	18,051	66,888	54,196
Restaurant rent expense	5,924	5,585	17,625	16,885
Other restaurant operating expenses	14,740	12,228	42,260	35,575
Advertising expense	2,757	814	8,030	5,492
General and administrative (including stock-based compensation expense of $1,097, $486, $3,137, and $1,834, respectively)	11,167	9,134	32,883	28,592
Depreciation and amortization	5,328	5,425	15,291	16,373
Impairment and other lease charges	30	2,395	(224)	8,023
Closed restaurant rent expense, net of sublease income	710	934	2,426	3,315
Other expense (income), net	138	(1,353)	431	(426)
Total operating expenses	92,426	77,827	267,453	240,691
Income (loss) from operations	(3,834)	113	509	(13,188)
Interest expense	160	83	282	209
Income (loss) from continuing operations before income taxes	(3,994)	30	227	(13,397)
Provision for (benefit from) income taxes	(763)	(4,382)	1,473	(7,494)
Income (loss) from continuing operations	(3,231)	4,412	(1,246)	(5,903)
Income (loss) from discontinued operations, net of tax	20,493	181	16,336	(5,164)
Net income (loss)	$17,262	$4,593	$15,090	$(11,067)
Earnings (loss) per common share:
Continuing operations – basic	$(0.12)	$0.17	$(0.05)	$(0.23)
Discontinued operations – basic	0.78	0.01	0.62	(0.21)
Basic	$0.66	$0.18	$0.57	$(0.44)

Continuing operations – diluted	$(0.12)	$0.17	$(0.05)	$(0.23)
Discontinued operations – diluted	0.78	0.01	0.62	(0.21)
Diluted	$0.66	$0.18	$0.57	$(0.44)

Weighted average common shares outstanding:
Basic	25,508,930	25,290,357	25,443,341	25,359,004
Diluted	25,508,930	25,291,719	25,443,341	25,359,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND NINE MONTHS ENDED OCTOBER 3, 2021 AND SEPTEMBER 27, 2020
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2019	25,612,597	$271	$173,132	$1,884	$(17,051)	$158,236
Stock-based compensation	—	—	812	—	—	812
Vesting of restricted shares	73,998	—	—	—	—	—
Purchase of treasury stock	(500,000)	—	—	—	(3,728)	(3,728)
Net loss	—	—	—	(7,317)	—	(7,317)
Balance at March 29, 2020	25,186,595	271	173,944	(5,433)	(20,779)	148,003
Stock-based compensation	—	—	1,028	—	—	1,028
Vesting of restricted shares	101,661	2	(2)	—	—	—
Net loss	—	—	—	(8,343)	—	(8,343)
Balance at June 28, 2020	25,288,256	273	174,970	(13,776)	(20,779)	140,688
Stock-based compensation	—	—	644	—	—	644
Vesting of restricted shares	3,685	—	—	—	—	—
Net income	—	—	—	4,593	—	4,593
Balance at September 27, 2020	25,291,941	$273	$175,614	$(9,183)	$(20,779)	$145,925

Balance at January 3, 2021	25,293,149	$273	$176,614	$(8,327)	$(20,779)	$147,781
Stock-based compensation	—	—	1,163	—	—	1,163
Vesting of restricted shares	109,528	1	(1)	—	—	—
Net loss	—	—	—	(2,089)	—	(2,089)
Balance at April 4, 2021	25,402,677	274	177,776	(10,416)	(20,779)	146,855
Stock-based compensation	—	—	1,241	—	—	1,241
Vesting of restricted shares	126,791	1	(1)	—	—	—
Net loss	—	—	—	(83)	—	(83)
Balance at July 4, 2021	25,529,468	275	179,016	(10,499)	(20,779)	148,013
Stock-based compensation	—	—	2,637	—	—	2,637
Vesting of restricted shares	152,728	2	(2)	—	—	—
Purchase of treasury stock	(338,223)	—	—	—	(3,924)	(3,924)
Net income	—	—	—	17,262	—	17,262
Balance at October 3, 2021	25,343,973	$277	$181,651	$6,763	$(24,703)	$163,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 3, 2021 AND SEPTEMBER 27, 2020
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3, 2021	September 27, 2020
Operating activities:
Net income (loss)	$15,090	$(11,067)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposals of property and equipment, net	(217)	(1,047)
Stock-based compensation	5,041	2,484
Impairment and other lease charges (recoveries)	(92)	8,922
Loss on extinguishment of debt	5,307	212
Gain on sale of Taco Cabana	(24,066)	—
Depreciation and amortization	23,090	28,427
Amortization of deferred financing costs	506	261
Deferred income taxes	(3,325)	552
Changes in other operating assets and liabilities	(1,564)	18,230
Net cash provided by operating activities	19,770	46,974
Investing activities:
Capital expenditures:
New restaurant development	—	(1,846)
Restaurant remodeling	(2,020)	(1,087)
Other restaurant capital expenditures	(11,848)	(5,847)
Corporate and restaurant information systems	(1,645)	(3,136)
Total capital expenditures	(15,513)	(11,916)
Proceeds from sale of Taco Cabana	74,910	—
Proceeds from disposals of properties	1,307	2,864
Proceeds from sale-leaseback transactions	3,083	6,284
Net cash provided by (used in) investing activities	63,787	(2,768)
Financing activities:
Borrowings on revolving credit facility	—	154,143
Repayments on revolving credit facility	—	(189,225)
Borrowings of unsecured debt	—	15,000
Repayments of unsecured debt	—	(15,000)
Repayment of secured debt	(75,000)	—
Principal payments on finance leases	(199)	(166)
Financing costs associated with debt	—	(646)
Premium associated with debt extinguishment	(2,238)	—
Payments to purchase treasury stock	(3,924)	(3,728)
Net cash used in financing activities	(81,361)	(39,622)
Net change in cash and restricted cash	2,196	4,584
Cash and restricted cash, beginning of period	53,362	13,089
Cash and restricted cash of discontinued operations, beginning of period	257	324
Cash and restricted cash of discontinued operations, end of period	—	(278)
Cash and restricted cash, end of period	$55,815	$17,719
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises Pollo Tropical restaurants through its wholly-owned subsidiaries Pollo Operations, Inc. and Pollo Franchise, Inc. (collectively "Pollo Tropical"). Fiesta owned, operated and franchised Taco Cabana restaurants through its wholly-owned subsidiary, Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana") through August 15, 2021. Unless the context otherwise requires, Fiesta and its subsidiaries are collectively referred to as the "Company." At October 3, 2021, the Company owned and operated 138 Pollo Tropical® restaurants located in Florida and franchised a total of 31 Pollo Tropical restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, two in Panama, one in Guyana, two in Ecuador, one in the Bahamas, one in the U.S. Virgin Islands, five on college campuses in Florida, and locations at one hospital and one sports and entertainment stadium in Florida.
Discontinued Operations. On July 1, 2021, the Company entered into a stock purchase agreement for the sale of Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). On August 16, 2021, the Company completed the sale of Taco Cabana. The Company has classified the revenues, costs and expenses and income taxes attributable to the Taco Cabana business segment, together with certain costs related to the transaction, within income (loss) from discontinued operations, net of tax, on the condensed consolidated statements of operations for all periods presented. See Note 2—Dispositions. Unless otherwise noted, amounts and disclosures throughout these notes to the condensed consolidated financial statements relate to the Company's continuing operations.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2021 contained 53 weeks. The three and nine months ended October 3, 2021 and September 27, 2020 each contained thirteen weeks. The fiscal year ending January 2, 2022 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended October 3, 2021 and September 27, 2020 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended October 3, 2021 and September 27, 2020 are not necessarily indicative of the results to be expected for the full year.
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
•Term Loan Borrowings. The fair value of outstanding term loan borrowings under the Company's new senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's senior credit facility was approximately $74.4 million at January 3, 2021. The carrying value of the Company's senior credit facility was $71.5 million at January 3, 2021.
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
Leases. The Company assesses whether an agreement contains a lease at inception. All leases are reviewed for finance or operating classification once control is obtained. The majority of the Company's leases are operating leases. Operating leases are included within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included within property and equipment, net, current portion of long-term debt, and long-term debt, net of current portion in the condensed consolidated balance sheets. Operating and financing leases related to discontinued operations are included within non-current assets held for sale, current liabilities held for sale, and non-current liabilities held for sale in the condensed consolidated balance sheet as of January 3, 2021.
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
2. Dispositions
On June 30, 2021, the Company's Board of Directors approved a stock purchase agreement, which was subsequently entered into by the Company on July 1, 2021, for the sale of all of the outstanding capital stock of Taco Cabana, Inc., including nearly all related assets and liabilities, for a cash purchase price of $85.0 million subject to reduction for (i) closing adjustments of approximately $4.6 million and (ii) certain other working capital adjustments as set forth in the stock purchase agreement. The transaction was completed August 16, 2021, and the Company recognized a gain on the sale of Taco Cabana of $24.1 million during the three months ended October 3, 2021, which is included within income from discontinued operations, net of tax, in the condensed consolidated statements of operations. Working capital adjustments are expected to be finalized in the fourth quarter of 2021.
The assets and liabilities of Taco Cabana that were sold are classified as current assets held for sale, non-current assets held for sale, current liabilities held for sale, and non-current liabilities held for sale, respectively, in the condensed consolidated balance sheet as of January 3, 2021.
All revenues, costs and expenses and income taxes attributable to Taco Cabana, together with certain costs related to the transaction, have been aggregated within income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. No amounts for shared general and administrative operating support expense were allocated to discontinued operations. Depreciation and amortization related to Taco Cabana property and equipment and lease ROU assets was not recorded after June 30, 2021, when Taco Cabana was classified as held for sale. As required by the terms of the senior credit facility, the proceeds from the sale were used to fully repay Fiesta's outstanding term loan borrowings on August 16, 2021. The early repayment was subject to a 103% loan prepayment premium. Interest expense and amortization of discount and debt issuance costs related to the term loan portion of the senior credit facility are included within income (loss) from discontinued operations, net of tax.
Upon completion of the sale of Taco Cabana, the Company began providing certain services to Taco Cabana subject to a transition services agreement which is expected to continue for up to 120 days. The Company recognized $0.3 million in income under the transition services agreement for the three months ended October 3, 2021, which was recorded as a reduction to general and administrative expense. The Company retained certain closed Taco Cabana restaurant leases, including the associated operating lease right-of-use assets and operating lease liabilities. The Company also retained liability for Taco Cabana's accrued worker's compensation and general liability claims for periods prior to the sale. These liabilities are recognized in other current liabilities and other non-current liabilities in the condensed consolidated balance sheets. As there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of assets and liabilities of the discontinued operations is as follows:

January 3, 2021
Carrying amount of major classes of assets included as part of discontinued operations:
Accounts receivable	$3,951
Inventories	2,104
Prepaid expenses and other current assets	2,423
Total current assets of the disposal group classified as held for sale	8,478
Property and equipment, net	63,214
Operating lease right-of-use assets	96,639
Other assets	170
Total non-current assets of the disposal group classified as held for sale	160,023
Total assets of the disposal group classified as held for sale	$168,501

Carrying amount of major classes of liabilities included as part of discontinued operations:
Current portion of long-term debt	$199
Accounts payable	5,014
Accrued liabilities	9,363
Other current liabilities	12,649
Total current liabilities of the disposal group classified as held for sale	27,225
Long-term debt, net of current portion	740
Operating lease liabilities	93,970
Deferred tax liabilities	1,840
Other non-current liabilities	1,773
Total non-current liabilities of the disposal group classified as held for sale	98,323
Total liabilities of the disposal group classified as held for sale	$125,548

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of the results of the discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Major classes of line items constituting pretax loss of discontinued operations:
Revenues:
Total revenues	$29,463	$59,392	$152,339	$178,396
Costs and expenses:
Cost of sales	8,872	17,138	43,480	53,169
Restaurant wages and related expenses (including stock-based compensation expense of $122, $32, $172, and $99, respectively)	10,054	17,494	48,399	55,591
Restaurant rent expense	1,582	5,589	12,995	16,907
Other restaurant operating expenses	5,364	8,910	24,814	26,063
General and administrative (including stock-based compensation expense of $1,405, $111, $1,688, and $498, respectively)	3,451	2,721	11,442	9,935
Depreciation and amortization	—	4,007	7,799	12,054
Pre-opening costs	—	—	—	69
Other income and expense items that are not major	490	1,824	4,871	7,808
Total operating expenses	29,813	57,683	153,800	181,596
Income (loss) from operations	(350)	1,709	(1,461)	(3,200)
Interest expense	810	1,089	4,678	3,161
Gain on sale of Taco Cabana	(24,066)	—	(24,066)	—
Loss on extinguishment of debt	5,307	212	5,307	212
Income (loss) from discontinued operations before income taxes	17,599	408	12,620	(6,573)
Provision for (benefit from) income taxes	(2,894)	227	(3,716)	(1,409)
Income (loss) from discontinued operations, net of tax	$20,493	$181	$16,336	$(5,164)

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of significant investing activity and non-cash operating, investing, and financing activity of the discontinued operations from the condensed consolidated statements of cash flows is as follows:

	Nine Months Ended
	October 3, 2021	September 27, 2020
Non-cash operating activities:
Gain on disposals of property and equipment, net	$(217)	$(50)
Stock-based compensation	1,860	597
Impairment and other lease charges	132	899
Loss on extinguishment of debt	5,307	212
Gain on sale of Taco Cabana	(24,066)	—
Depreciation and amortization	7,799	12,054

Investing activities:
Capital expenditures:
New restaurant development	$—	$(854)
Restaurant remodeling	(1,283)	(730)
Other restaurant capital expenditures	(5,050)	(2,621)
Corporate and restaurant information systems	(169)	(1,139)
Total capital expenditures	(6,502)	(5,344)
Proceeds from sale of Taco Cabana	74,910	—
Proceeds from disposals of properties	1,307	1,193
Proceeds from sale-leaseback transactions	3,083	—
Net cash provided by (used in) investing activities – discontinued operations	$72,798	$(4,151)

Supplemental cash flow disclosures:
Interest paid on long-term debt	$4,338	$2,891

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$410	$735
Accruals for financing costs associated with debt amendment	—	154
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	5,156	14,225
Finance lease ROU assets	—	33
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	2,695	628
Operating lease liabilities	3,443	872

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	October 3, 2021	January 3, 2021
Prepaid contract expenses	$3,834	$4,138
Other	2,078	1,508
	$5,912	$5,646

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
A summary of impairment of long-lived assets and other lease charges (recoveries) is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Impairment of long-lived assets	$30	$2,555	$172	$7,318
Other lease charges (recoveries)	—	(160)	(396)	705
	$30	$2,395	$(224)	$8,023
Impairment and other lease charges for the three and nine months ended October 3, 2021 include impairment charges related primarily to impairment of equipment from previously impaired and closed restaurants. Additionally, impairment and other lease charges for the nine months ended October 3, 2021 include gains from lease terminations of $(0.4) million.
Impairment charges for the three months ended September 27, 2020 related primarily to the write-down of saucing islands and self-service soda machines that were removed from dining rooms as a result of COVID-19. For the nine months ended September 27, 2020, impairment charges also include the impairment of assets from three underperforming Pollo Tropical restaurants, two of which were closed in the third quarter of 2020, for which continued sales declines coupled with the impact of expected sales declines resulted in a decrease in the estimated future cash flows and the write-down of assets held for sale to their fair value less costs to sell. For the three months ended September 27, 2020, other lease charges related primarily to a gain from lease terminations of $(0.2) million. For the nine months ended September 27, 2020, other lease charges also included lease termination charges of $0.9 million for restaurant locations the Company decided not to develop.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company determines the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilizes third-party information such as a broker quoted value to determine the fair value of the property, when applicable. The Company also utilizes discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilizes current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. Impairment charges for the nine months ended October 3, 2021 related primarily to impairment of equipment from previously impaired restaurants.
5. Other Liabilities
Other current liabilities consist of the following:

	October 3, 2021	January 3, 2021
Operating lease liabilities	$10,189	$9,715
Accrued workers' compensation and general liability claims	3,354	3,619
Sales and property taxes	1,411	1,209
Accrued occupancy costs(1)	212	269
Other	3,686	2,258
	$18,852	$17,070
(1)    Accrued occupancy costs primarily consisted of obligations pertaining to closed restaurant locations.

Other non-current liabilities consist of the following:

	October 3, 2021	January 3, 2021
Accrued workers' compensation and general liability claims	$6,791	$6,791
Accrued payroll taxes(1)	1,530	1,318
Deferred compensation	293	491
Other	1,026	1,157
	$9,640	$9,757
(1)    Includes employer Social Security payroll tax deferred as a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
The following table presents the activity in the closed restaurant reserve, which is included within other current liabilities on the condensed consolidated balance sheets at October 3, 2021 and January 3, 2021.

	Nine Months Ended October 3, 2021	Year Ended January 3, 2021
Balance, beginning of period	$163	$528
Payments, net	(14)	(178)
Other adjustments	(50)	(187)
Balance, end of period	$99	$163

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

6. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 338,223 shares of common stock valued at approximately $3.9 million and 500,000 shares of common stock valued at approximately $3.7 million during the nine months ended October 3, 2021 and September 27, 2020, respectively. The shares repurchased in 2020 were purchased on or before March 12, 2020. The repurchased shares are held as treasury stock at cost.
Stock-Based Compensation
On April 28, 2021, the stockholders of the Company approved the Fiesta Restaurant Group, Inc. 2021 Stock Incentive Plan (the "2021 Plan"). Following a grant of a total 37,874 shares to non-employee directors under the Company's 2012 Stock Incentive Plan (the "2012 Plan") on April 28, 2021, no additional shares will be granted under the 2012 Plan. During the nine months ended October 3, 2021, the Company did not grant any shares under the 2021 Plan.
During the nine months ended October 3, 2021, the Company granted certain employees and non-employee directors a total of 191,872 non-vested restricted shares under the 2012 Plan, of which 37,820 non-vested restricted shares related to discontinued operations. The shares granted to employees vest and become non-forfeitable over a four-year vesting period. The shares granted to non-employee directors vest and become non-forfeitable over a one-year vesting period. The weighted average fair value at grant date for non-vested shares issued during the nine months ended October 3, 2021 and September 27, 2020 was $16.83 and $8.27 per share, respectively.
During the nine months ended October 3, 2021, the Company also granted certain employees a total of 64,089 restricted stock units under the 2012 Plan subject to performance conditions, of which 4,619 restricted stock units related to discontinued operations. The restricted stock units vest and become non-forfeitable at the end of a three-year vesting period. The number of shares into which these restricted stock units convert is based on the attainment of certain financial performance conditions and ranges from no shares, if the minimum performance condition is not met, to 128,178 shares if the maximum performance condition is met. The weighted average fair value at grant date for the restricted stock units granted in the nine months ended October 3, 2021 was $17.43 per share.
During the nine months ended October 3, 2021, vested and released shares include restricted shares and restricted stock units that vested as a result of the Taco Cabana sale in the third quarter of 2021.
Stock-based compensation expense for the three and nine months ended October 3, 2021 was $1.1 million and $3.2 million, respectively, and for the three and nine months ended September 27, 2020 was $0.5 million and $1.9 million, respectively. Stock-based compensation expense from discontinued operations for the three and nine months ended October 3, 2021 was $1.5 million and $1.9 million, respectively, and for the three and nine months ended September 27, 2020 was $0.1 million and $0.6 million, respectively. At October 3, 2021, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $6.9 million. At October 3, 2021, the remaining weighted average vesting period for non-vested restricted shares was 1.9 years and restricted stock units was 2.4 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of all non-vested restricted shares and restricted stock units activity for the nine months ended October 3, 2021 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	991,676	$10.26	150,585	$9.49
Granted	191,872	16.83	64,089	17.43
Vested and released	(387,017)	11.45	(2,030)	20.75
Forfeited	(23,513)	12.90	(148,469)	9.32
Outstanding at October 3, 2021	773,018	$11.21	64,175	$17.45
The fair value of non-vested restricted shares and restricted stock units granted during the nine months ended October 3, 2021, is based on the closing stock price on the date of grant.

7. Business Segment Information
Prior to the sale of our Taco Cabana brand on August 16, 2021, the Company owned, operated and franchised two restaurant brands, Pollo Tropical® and Taco Cabana®, each of which was an operating segment. Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items, while Taco Cabana restaurants specialize in Mexican-inspired food with most items made fresh. Following the sale of the Taco Cabana operating segment, Pollo Tropical is the only operating segment.
The segment's accounting policies are described in the summary of significant accounting policies in Note 1 to the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2021. The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings attributable to the applicable operating segments before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items for each segment that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company's restaurants as set forth in the reconciliation table below.
The "Other" column includes corporate-related items not allocated to the reportable segment and consists primarily of corporate-owned property and equipment, lease assets, miscellaneous prepaid costs, capitalized costs associated with the issuance of indebtedness, corporate cash accounts, and a current income tax receivable. The "Other" column also includes corporate costs that were previously allocated to Taco Cabana and are not included in discontinued operations.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Three Months Ended	Pollo Tropical	Other	Continuing Operations
October 3, 2021:
Restaurant sales	$88,014	$—	$88,014
Franchise revenue	578	—	578
Cost of sales	26,984	—	26,984
Restaurant wages and related expenses(1)	24,648	—	24,648
Restaurant rent expense	5,924	—	5,924
Other restaurant operating expenses	14,671	69	14,740
Advertising expense	2,757	—	2,757
General and administrative expense(2)	8,341	2,826	11,167
Adjusted EBITDA	6,324	(2,649)	3,675
Depreciation and amortization	5,060	268	5,328
Capital expenditures	3,357	48	3,405
September 27, 2020:
Restaurant sales	$77,604	$—	$77,604
Franchise revenue	336	—	336
Cost of sales	24,614	—	24,614
Restaurant wages and related expenses(1)	18,051	—	18,051
Restaurant rent expense	5,585	—	5,585
Other restaurant operating expenses	12,125	103	12,228
Advertising expense	815	(1)	814
General and administrative expense(2)	6,604	2,530	9,134
Adjusted EBITDA	10,621	(2,451)	8,170
Depreciation and amortization	5,171	254	5,425
Capital expenditures	1,457	72	1,529

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Nine Months Ended	Pollo Tropical	Other	Continuing Operations
October 3, 2021:
Restaurant sales	$266,618	$—	$266,618
Franchise revenue	1,344	—	1,344
Cost of sales	81,843	—	81,843
Restaurant wages and related expenses(1)	66,888	—	66,888
Restaurant rent expense	17,625	—	17,625
Other restaurant operating expenses	41,955	305	42,260
Advertising expense	8,030	—	8,030
General and administrative expense(2)	24,556	8,327	32,883
Adjusted EBITDA	30,620	(8,144)	22,476
Depreciation and amortization	14,842	449	15,291
Capital expenditures	8,418	593	9,011
September 27, 2020:
Restaurant sales	$226,617	$—	$226,617
Franchise revenue	886	—	886
Cost of sales	72,666	—	72,666
Restaurant wages and related expenses(1)	54,196	—	54,196
Restaurant rent expense	16,885	—	16,885
Other restaurant operating expenses	35,225	350	35,575
Advertising expense	5,497	(5)	5,492
General and administrative expense(2)	20,630	7,962	28,592
Adjusted EBITDA	24,394	(7,478)	16,916
Depreciation and amortization	15,682	691	16,373
Capital expenditures	5,501	1,071	6,572
Identifiable Assets:
October 3, 2021	$314,824	$70,125	$384,949
January 3, 2021	311,942	88,300	400,242
(1) Continuing operations includes stock-based compensation expense of $13 and $44 for the three and nine months ended October 3, 2021, respectively, and $15 and $53 for the three and nine months ended September 27, 2020, respectively.
(2) Continuing operations includes stock-based compensation expense of $1,097 and $3,137 for the three and nine months ended October 3, 2021, respectively, and $486 and $1,834 for the three and nine months ended September 27, 2020, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net loss to Adjusted EBITDA follows:

Three Months Ended	Pollo Tropical	Other	Continuing Operations
October 3, 2021:
Net income			$17,262
Income from discontinued operations, net of tax			(20,493)
Benefit from income taxes			(763)
Loss before taxes	$(1,011)	$(2,983)	$(3,994)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	5,060	268	5,328
Impairment and other lease charges	30	—	30
Interest expense	502	(342)	160
Closed restaurant rent expense, net of sublease income	566	144	710
Other expense (income), net	120	18	138
Stock-based compensation expense	13	—	13
Total non-general and administrative adjustments	6,291	88	6,379
General and administrative adjustments:
Stock-based compensation expense	670	427	1,097
Restructuring costs and retention bonuses	60	(60)	—
Digital and brand repositioning costs	193	—	193
Transaction costs	121	(121)	—
Total general and administrative adjustments	1,044	246	1,290
Adjusted EBITDA	$6,324	$(2,649)	$3,675
September 27, 2020:
Net income			$4,593
Income from discontinued operations, net of tax			(181)
Benefit from income taxes			(4,382)
Income (loss) before taxes	$3,035	$(3,005)	$30
Add:
Non-general and administrative adjustments:
Depreciation and amortization	5,171	254	5,425
Impairment and other lease charges	2,395	—	2,395
Interest expense	593	(510)	83
Closed restaurant rent expense, net of sublease income	356	578	934
Other expense (income), net	(1,404)	51	(1,353)
Stock-based compensation expense	15	—	15
Total non-general and administrative adjustments	7,126	373	7,499
General and administrative adjustments:
Stock-based compensation expense	307	179	486
Restructuring costs and retention bonuses	99	2	101
Digital and brand repositioning costs	54	—	54
Total general and administrative adjustments	460	181	641
Adjusted EBITDA	$10,621	$(2,451)	$8,170

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Nine Months Ended	Pollo Tropical	Other	Continuing Operations
October 3, 2021:
Net income			$15,090
Income from discontinued operations, net of tax			(16,336)
Provision for income taxes			1,473
Income (loss) before taxes	$8,260	$(8,033)	$227
Add:
Non-general and administrative adjustments:
Depreciation and amortization	14,842	449	15,291
Impairment and other lease charges	(192)	(32)	(224)
Interest expense	2,466	(2,184)	282
Closed restaurant rent expense, net of sublease income	1,373	1,053	2,426
Other expense (income), net	316	115	431
Stock-based compensation expense	44	—	44
Total non-general and administrative adjustments	18,849	(599)	18,250
General and administrative adjustments:
Stock-based compensation expense	1,912	1,225	3,137
Restructuring costs and retention bonuses	78	(60)	18
Digital and brand repositioning costs	844	—	844
Transaction costs	677	(677)	—
Total general and administrative adjustments	3,511	488	3,999
Adjusted EBITDA	$30,620	$(8,144)	$22,476
September 27, 2020:
Net loss			$(11,067)
Loss from discontinued operations, net of tax			5,164
Benefit from income taxes			(7,494)
Loss before taxes	$(3,978)	$(9,419)	$(13,397)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	15,682	691	16,373
Impairment and other lease charges	8,023	—	8,023
Interest expense	1,701	(1,492)	209
Closed restaurant rent expense, net of sublease income	1,629	1,686	3,315
Other expense (income), net	(653)	227	(426)
Stock-based compensation expense	53	—	53
Total non-general and administrative adjustments	26,435	1,112	27,547
General and administrative adjustments:
Stock-based compensation expense	1,140	694	1,834
Restructuring costs and retention bonuses	551	135	686
Digital and brand repositioning costs	246	—	246
Total general and administrative adjustments	1,937	829	2,766
Adjusted EBITDA	$24,394	$(7,478)	$16,916

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
All outstanding restricted stock units in the three months ended October 3, 2021 were performance based awards. For the nine months ended October 3, 2021 and September 27, 2020, all shares of outstanding restricted stock units were excluded from the computation of diluted EPS because including these restricted stock units would have been antidilutive as a result of the loss from continuing operations in the nine months ended October 3, 2021 and September 27, 2020. For the three months ended September 27, 2020, no shares of outstanding restricted stock units were excluded from the computation of diluted EPS because none were antidilutive.
The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Basic and diluted EPS:
Income (loss) from continuing operations	$(3,231)	$4,412	$(1,246)	$(5,903)
Income (loss) from discontinued operations	20,493	181	16,336	(5,164)
Net income (loss)	$17,262	$4,593	$15,090	$(11,067)
Less: income allocated to participating securities	542	112	523	—
Net income (loss) available to common shareholders	$16,720	$4,481	$14,567	$(11,067)
Weighted average common shares—basic	25,508,930	25,290,357	25,443,341	25,359,004
Restricted stock units	—	1,362	—	—
Weighted average common shares—diluted	25,508,930	25,291,719	25,443,341	25,359,004

Earnings (loss) from continuing operations per common share—basic	$(0.12)	$0.17	$(0.05)	$(0.23)
Earnings (loss) from discontinued operations per common share—basic	0.78	0.01	0.62	(0.21)
Earnings (loss) per common share—basic	$0.66	$0.18	$0.57	$(0.44)

Earnings (loss) from continuing operations per common share—diluted	$(0.12)	$0.17	$(0.05)	$(0.23)
Earnings (loss) from discontinued operations per common share—diluted	0.78	0.01	0.62	(0.21)
Earnings (loss) per common share—diluted	$0.66	$0.18	$0.57	$(0.44)

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
The maximum potential liability for future rental payments that the Company could be required to make under these leases at October 3, 2021 was $4.8 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
Indemnity of Lease Guarantees. As discussed in Note 2—Dispositions, Taco Cabana, Inc., a former wholly-owned subsidiary of the Company, was sold in 2021 to YTC Enterprises through a stock purchase agreement. The Company's previous owners, Carrols Restaurant Group, Inc. ("Carrols") remains a guarantor under 14 Taco Cabana restaurant property leases with lease terms expiring on various dates through 2030, of which all but one are still operating, as of October 3, 2021. The Company has indemnified Carrols for all obligations under the guarantees per the terms of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta. The Company remains liable for all obligations under the terms of the leases in the event YTC Enterprises fails to pay any sums due under the lease, subject to indemnification provisions under the stock purchase agreement.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at October 3, 2021 was $11.8 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. YTC Enterprises has indemnified the Company for all such obligations and the Company does not believe it is probable it will be required to perform under any of the guarantees or direct obligations.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

11. Related Party Transactions
The Company engaged Jefferies LLC ("Jefferies"), an affiliate of one of the current members of Fiesta's board of directors, and a subsidiary of Jefferies Financial Group, Inc, a holder of more than 20 percent of the total outstanding shares of Fiesta, in the third quarter of 2020 in connection with a refinancing of the Company's former amended senior credit facility in 2020 and advisory services related to the sale of Taco Cabana. The engagement of Jefferies and the corresponding engagement letter was approved by the Audit Committee in accordance with the Company's Related Party Transaction Policy as disclosed in its most recent proxy statement for the Annual Meeting of Stockholders. The Company paid fees of $1.7 million to Jefferies and reimbursed Jefferies for reasonable out of pocket and ancillary expenses of less than $0.1 million when the refinancing was completed in the fourth quarter of 2020. The Company paid Jefferies a transaction advisory fee of $2.0 million upon the sale of Taco Cabana. As of October 3, 2021 and January 3, 2021, there were no amounts due to the related party recognized on the condensed consolidated balance sheets.

12. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities from continuing operations:

	Nine Months Ended
	October 3, 2021	September 27, 2020
Supplemental cash flow disclosures:
Interest paid on long-term debt	$178	$204
Income tax payments (refunds), net	(6,253)	(2,155)

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$2,357	$1,091
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	2,956	14,573
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	2,288	1,759
Operating lease liabilities	2,793	1,971

Cash and restricted cash reconciliation:
Beginning of period
Cash	$49,778	$13,089
Restricted cash	3,584	—
Cash and restricted cash, beginning of period	$53,362	$13,089

End of period
Cash	$51,978	$17,719
Restricted cash	3,837	—
Cash and restricted cash, end of period	$55,815	$17,719

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

13. Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As of October 3, 2021, the Company's only exposure to LIBOR rates was the undrawn $10.0 million revolving credit facility under its senior credit facility. Upon cessation of the LIBOR, the new senior credit facility would use a benchmark replacement rate. According to ASU No. 2020-04, modifications of contracts within the scope of Topic 470 Debt should be accounted for by prospectively adjusting the effective interest rate. The Company does not expect ASU No. 2020-04 to have a significant impact on its financial statements.

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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2021 contained 53 weeks. The three and nine months ended October 3, 2021 and September 27, 2020 each contained thirteen weeks. The fiscal year ending January 2, 2022 will contain 52 weeks.
Company Overview
Prior to the sale of our Taco Cabana brand on August 16, 2021, we owned, operated and franchised two restaurant brands, Pollo Tropical® and Taco Cabana®, which have over 30 and 40 years, respectively, of operating history and loyal customer bases. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items, while Taco Cabana restaurants specialize in Mexican-inspired food with most items made fresh. The Taco Cabana brand is included in discontinued operations in the condensed consolidated financial statements for all periods presented. We believe that Pollo Tropical offers a distinct and unique flavor with broad appeal at a compelling value, which differentiates it in the competitive fast-casual and quick-service restaurant segments. Nearly all of our restaurants offer the convenience of drive-thru windows. As of October 3, 2021, we operated 138 Pollo Tropical Company-owned restaurants, all of which are located in Florida.
We franchise our Pollo Tropical restaurants primarily internationally and as of October 3, 2021, we had 24 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, the Bahamas, and the U.S. Virgin Islands, five on college campuses in Florida, and locations at a hospital and a sports and entertainment stadium in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
Recent Events Affecting Our Results of Operations
Sale of Taco Cabana
On July 1, 2021, we entered into a stock purchase agreement for the sale of all outstanding capital stock of Taco Cabana, Inc., the parent company of the Taco Cabana business, for a cash purchase price of $85.0 million, subject to reduction for (i) closing adjustments of approximately $4.6 million related to maintenance and repair work at the Taco Cabana restaurants and landscaping replacement as a result of Winter Storm Uri, and (ii) certain other working capital adjustments as set forth in the stock purchase agreement (the "Taco Cabana Divestiture"). The transaction was completed August 16, 2021, and the Company recognized a gain on the sale of Taco Cabana of $24.1 million during the three months ended October 3, 2021, which is included within income from discontinued operations, net of tax, in the condensed consolidated statements of operations. See Note 2—Dispositions in our unaudited condensed consolidated financial statements.
Proceeds from the sale were used to fully repay Fiesta's approximately $74.6 million of outstanding term loan borrowings under our senior credit facility and to pay divestiture transaction fees and a loan prepayment premium totaling approximately $4.2 million, comprised of a loan prepayment fee of 3.0% of the principal repaid of $2.2 million and divestiture transaction fees estimated at approximately $2.0 million.
All revenues, costs and expenses and income taxes attributable to Taco Cabana, together with the gain on the sale of Taco Cabana and certain costs related to the transaction, have been aggregated within income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. No amounts for shared general and administrative operating support expense were allocated to discontinued operations. Interest expenses, the amortization of premiums and debt issuance costs of the senior credit facility and the loss on extinguishment of the senior credit facility are included within income (loss) from discontinued operations, net of tax. The results from discontinued operations are presented separately from the results from continuing operations within MD&A. Unless otherwise noted, amounts and disclosures throughout the MD&A relate to the Company's continuing operations.

COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic has affected and is continuing to affect the restaurant industry and the economy. In response to COVID-19 and in compliance with governmental restrictions, we closed the dining room seating areas in all restaurants, limiting service to take-out, drive-thru, and delivery operations beginning in mid-March 2020. We re-opened certain dining rooms with limited capacity and hours during certain times in the second half of 2020. In 2021, we re-opened substantially all remaining dining rooms with limited hours by the end of February.
We currently do not expect sales trends to significantly deteriorate further, although there can be no assurance that sales trends will not deteriorate further, and we have implemented measures to control or mitigate costs.
Labor Challenges
Hours of operations have been limited due to labor shortages which are affecting our brand and the restaurant industry. In the third quarter of 2021, we estimate that operating hours were reduced by approximately 3.8% as a result of labor shortages. Additionally, we experienced increased overtime due to training and staffing shortages. In response to these labor shortages and competition for labor, we implemented special incentive pay for our hourly restaurant employees from May 2021 through August 2021, provided sign-on and referral bonuses, and made permanent increases to hourly wage rates in late August 2021. To mitigate these additional labor costs, we increased menu prices by 3.7% in late August 2021 and are planning price increases in the fourth quarter of 2021. This phased approach to price increases trails the wage rate increases and will result in improved labor margins in future quarters compared to the third quarter of 2021. In addition, we believe that approximately $0.9 million of the labor cost increases in the third quarter of 2021 for overtime and staffing-related incentives are short term in nature. We have intensified our focus on accelerating labor optimization efforts to improve staffing efficiency, which we believe will increase both staff availability and margins.
Executive Summary—Consolidated Operating Performance for the Three Months Ended October 3, 2021
Our third quarter 2021 results and highlights include the following:
•We recognized net income of $17.3 million, or $0.66 per diluted share, in the third quarter of 2021 compared to a net income of $4.6 million, or $0.18 per diluted share, in the third quarter of 2020 due primarily to the impact of income from discontinued operations of $20.5 million in the third quarter of 2021 compared to $0.2 million in the third quarter of 2020 due primarily to the gain on the sale of Taco Cabana. Higher Pollo Tropical labor costs, advertising costs, general and administrative expenses, repair and maintenance costs and delivery fees in the third quarter of 2021 were partially offset by increased comparable restaurant sales at Pollo Tropical and lower impairment and other lease charges in the third quarter of 2021. In addition, a gain on the sale-leaseback of owned properties in the third quarter of 2020 and an income tax benefit related to reducing our deferred tax asset valuation allowance and reclassifying certain assets as qualified improvement property and other changes to depreciation methods for certain assets in conjunction with filing our 2019 federal income tax return in 2020 contributed to lower income from continuing operations in the third quarter of 2021 compared to the third quarter of 2020.
•We recognized a loss from continuing operations of $(3.2) million, or $(0.12) per diluted share, in the third quarter of 2021 compared to income from continuing operations of $4.4 million, or $0.17 per diluted share, in the third quarter of 2020 primarily as a result of the foregoing.
•Total revenues increased 13.7% in the third quarter of 2021 to $88.6 million compared to $77.9 million in the third quarter of 2020, driven by an increase in comparable restaurant sales at Pollo Tropical due in part to lapping the impact of the pandemic in 2020. Comparable restaurant sales increased 13.8% for our Pollo Tropical restaurants resulting from an increase in comparable restaurant transactions of 4.2% and an increase in the net impact of product/channel mix and pricing of 9.6%.
•Continuing Operations Consolidated Adjusted EBITDA decreased $4.5 million in the third quarter of 2021 to $3.7 million compared to $8.2 million in the third quarter of 2020, driven primarily by higher labor costs, advertising costs, general and administrative expenses, repair and maintenance costs and delivery fees, partially offset by higher restaurant sales. Continuing Operations Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Continuing Operations Consolidated Adjusted EBITDA and a reconciliation from net income to Continuing Operations Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."
•Within discontinued operations, the impact of the gain on the sale of Taco Cabana, the impact of classifying Taco Cabana as held for sale—including the absence of depreciation and amortization related to property and equipment and lease ROU assets—in the third quarter of 2021, and higher Taco Cabana restaurant sales were partially offset by a loss on extinguishment of the outstanding term loan borrowings under our senior credit facility, higher interest costs and additional costs related to the sale of Taco Cabana.

Results of Operations
Unless otherwise noted, this discussion of operating results relates to our continuing operations.
The following table summarizes the changes in the number and mix of Pollo Tropical Company-owned and franchised restaurants.

	Pollo Tropical
	Owned	Franchised	Total
January 3, 2021	138	29	167
New	—	—	—
Closed	—	—	—
April 4, 2021	138	29	167
New	—	—	—
Closed	—	—	—
July 4, 2021	138	29	167
New	—	2	2
Closed	—	—	—
October 3, 2021	138	31	169

December 29, 2019	142	32	174
New	—	1	1
Closed	(1)	—	(1)
March 29, 2020	141	33	174
New	—	—	—
Closed	—	—	—
June 28, 2020	141	33	174
New	—	—	—
Closed	(3)	—	(3)
September 27, 2020	138	33	171
Three Months Ended October 3, 2021 Compared to Three Months Ended September 27, 2020
The following table sets forth, for the three months ended October 3, 2021 and September 27, 2020, selected operating results as a percentage of restaurant sales.

	Three Months Ended
	October 3, 2021	September 27, 2020
	Pollo Tropical
Costs and expenses:
Cost of sales	30.7%	31.7%
Restaurant wages and related expenses	28.0%	23.3%
Restaurant rent expense	6.7%	7.2%
Other restaurant operating expenses	16.7%	15.6%
Advertising expense	3.1%	1.1%
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

Total revenues increased 13.7% to $88.6 million in the third quarter of 2021 from $77.9 million in the third quarter of 2020. Restaurant sales increased 13.4% to $88.0 million in the third quarter of 2021 from $77.6 million in the third quarter of 2020.
The following table presents the primary drivers of the increase in restaurant sales for Pollo Tropical for the third quarter of 2021 compared to the third quarter of 2020 (in millions).

Pollo Tropical:
Increase in comparable restaurant sales	$10.6
Decrease in sales related to closed restaurants, including a temporary closure	(0.2)
Total increase	$10.4
Restaurants are included in comparable restaurant sales after they have been open for 18 months. Restaurants are excluded from comparable restaurant sales for any fiscal month in which the restaurant was closed for more than five days. Comparable restaurant sales are compared to the same period in the prior year. As a result of the 53rd week in fiscal 2020, our 2021 fiscal year began one week later than our 2020 fiscal year. Changes in comparable restaurant sales are impacted by the shift in weeks as the thirteen weeks ended October 3, 2021 are not directly comparable on a calendar basis to the thirteen weeks ended September 27, 2020.
Comparable restaurant sales increased 13.8% for Pollo Tropical restaurants in the third quarter of 2021 compared to the third quarter of 2020. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by changes in sales channel and sales mix, and to a lesser extent, menu price increases net of discounts and promotions.
For Pollo Tropical, an increase in the net impact of product/channel mix and pricing of 9.6% was coupled with an increase in comparable restaurant transactions of 4.2% in the third quarter of 2021 compared to the third quarter of 2020. The increase in product/channel mix and pricing was driven primarily by increases in dine-in, delivery, and drive-thru average check, and menu price increases of 5.7%. Comparable restaurant sales in the third quarter of 2020 for Pollo Tropical were negatively impacted by governmental restrictions at the onset of the COVID-19 pandemic. Comparable restaurant sales for Pollo Tropical in the third quarter of 2021 increased 0.9% compared to the same fiscal period in 2019. The third quarter of 2019 was negatively affected by the impact of Hurricane Dorian. We believe restaurant sales were negatively impacted by reduced operating hours due to labor shortages.
Franchise revenues increased by $0.2 million to $0.6 million in the third quarter of 2021 compared to the third quarter of 2020 due to higher sales at franchised restaurants in 2021 primarily as a result of the impact of COVID-19 in 2020.
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

The following table presents the primary drivers of the changes in the components of restaurant operating margins for the third quarter of 2021 compared to the third quarter of 2020. All percentages are stated as a percentage of restaurant sales:

Pollo Tropical:
Cost of sales:
Menu price increases	(1.0)%
Sales mix	(0.7)%
Lower promotions and discounts	(0.3)%
Higher commodity cost	0.7%
Operating inefficiency	0.4%
Other	(0.1)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.0)%

Restaurant wages and related expenses:
Higher labor costs due to higher wage rates and overtime(1)	3.1%
Higher other labor costs including special incentive pay and sign-on bonuses	1.3%
Higher payroll taxes due to higher wage rates and overtime(1)	0.4%
Higher incentive bonus(2)	0.1%
Lower medical benefits costs including the impact of higher sales	(0.4)%
Other	0.2%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	4.7%

Other operating expenses:
Higher repair and maintenance costs	0.6%
Higher delivery fee expense due to increased delivery channel sales	0.6%
Higher restaurant operating supplies	0.3%
Impact of higher restaurant sales on utilities costs	(0.3)%
Other	(0.1)%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.1%

Advertising expense:
Increased advertising	2.0%
Net increase in advertising expense as a percentage of restaurant sales	2.0%
(1)    Higher wage rates, overtime pay and payroll taxes due in part to labor shortages in 2021.
(2)    Primarily due to guaranteed bonus payments.
Restaurant Rent Expense. Restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.7% in the third quarter of 2021 from 7.2% in the third quarter of 2020 due primarily to the impact of higher restaurant sales which were partially offset by higher rental costs related to sale-leasebacks and renewed leases.
General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brand and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees, corporate system costs, and stock-based compensation expense.

General and administrative expenses were $11.2 million for the third quarter of 2021 and $9.1 million for the third quarter of 2020, and as a percentage of total revenues, general and administrative expenses increased to 12.6% in the third quarter of 2021 compared to 11.7% in the third quarter of 2020, due primarily to continuing mobile app development and maintenance costs and higher incentive—primarily stock-based compensation—and other support costs. General and administrative expenses include corporate overhead costs allocated to Taco Cabana that are not included in discontinued operations. General and administrative expenses for the third quarter of 2021 included $0.6 million related to digital and brand repositioning costs. General and administrative expenses for the third quarter of 2020 included $0.1 million related to severance costs associated with positions eliminated in response to the COVID-19 pandemic and $0.1 million related to digital and brand repositioning costs.
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
Adjusted EBITDA. Adjusted EBITDA for Pollo Tropical decreased to $6.3 million, or 7.1% of total revenues, in the third quarter of 2021 from $10.6 million, or 13.6% of total revenues, in the third quarter of 2020 due primarily to higher labor costs, advertising costs, repair and maintenance costs, and delivery fees, partially offset by the impact of higher restaurant sales and improved cost of sales margins. Continuing Operations Consolidated Adjusted EBITDA, a non-GAAP financial measure, decreased to $3.7 million in the third quarter of 2021 from $8.2 million in the third quarter of 2020. For a reconciliation from net income to Continuing Operations Consolidated Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
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
Restaurant-level Adjusted EBITDA for Pollo Tropical decreased to $13.0 million, or 14.8% of restaurant sales, in the third quarter of 2021 from $16.4 million, or 21.2% of restaurant sales, in the third quarter of 2020 primarily due to the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $5.3 million in the third quarter of 2021 from $5.4 million in the third quarter of 2020 due primarily to decreased depreciation as a result of entering into sale-leaseback transactions for several owned restaurant locations and impairing closed restaurant assets, partially offset by an increase in depreciation related to ongoing reinvestment and enhancements to our restaurants that have been made since the third quarter of 2020. s
Impairment and Other Lease Charges. Impairment and other lease charges was less than $0.1 million in the third quarter of 2021 compared to charges of $2.4 million in the third quarter of 2020.
Impairment and other lease charges for the three months ended September 27, 2020 for Pollo Tropical include impairment charges of $2.6 million related primarily to the write-down of saucing islands and self-service soda machines that were removed from dining rooms as a result of COVID-19 and a gain of $(0.2) million from lease terminations.

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
For ten Pollo Tropical restaurants with combined carrying values (excluding right-of-use lease assets) of $6.6 million, projected cash flows are not substantially in excess of their carrying values. If the performance of these restaurants deteriorates from current projections, an impairment charge could be recognized in future periods, and such charge could be material.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $0.7 million for the third quarter of 2021 and consisted of closed restaurant rent and ancillary lease costs of $2.3 million net of sublease income of $(1.6) million. Closed restaurant rent expense, net of sublease income was $0.9 million for the third quarter of 2020 and consisted of closed restaurant rent and ancillary lease costs of $2.3 million net of sublease income of $(1.4) million.
Other Expense (Income), Net. Other expense (income), net for the third quarter of 2021 primarily consisted of costs for the transfer and storage of equipment from closed restaurants and other closed restaurant related costs of $0.1 million. Other expense, net was $(1.4) million for the third quarter of 2020 and primarily consisted of total gains of $(1.6) million on the sale-leaseback of two restaurant properties and the sale of one restaurant property, partially offset by the costs for the removal, transfer, and storage of equipment from closed restaurants and other closed restaurant related costs of $0.2 million.
Interest Expense. Interest expense increased to $0.2 million in the third quarter of 2021 compared to $0.1 million the third quarter of 2020.
Benefit from Income Taxes. The effective tax rate was 19.1% and (14,606.7)% for the third quarter of 2021 and 2020, respectively. The benefit from income taxes for the third quarter of 2021 and 2020 was derived using the actual effective tax rate for the year-to-date period, which includes changes in the valuation allowance as a result of originating temporary differences during the year. The benefit from income taxes in the third quarter of 2020 includes a $1.9 million benefit as a result of reclassifying certain assets as qualified improvement property as permitted by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other changes to depreciation methods for certain assets made in conjunction with a cost segregation study conducted prior to filing our 2019 federal income tax return and a $2.5 million adjustment to reduce our deferred tax valuation allowance related to this reclassification and filing our 2019 federal income tax returns.
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
Income from Discontinued Operations. All revenues, costs and expenses and income taxes attributable to Taco Cabana have been aggregated within income (loss) from discontinued operations, net of tax, in the consolidated statements of operations for all periods presented.
Taco Cabana results of operations are included through August 15, 2021 in the third quarter of 2021 compared to a full quarter in the third quarter of 2020 due to the sale of Taco Cabana on August 16, 2021.
A gain of $24.1 million was recognized on the sale of Taco Cabana in the third quarter of 2021. See Note 2—Dispositions in our unaudited condensed consolidated financial statements.
Net Income. As a result of the foregoing, we had net income of $17.3 million in the third quarter of 2021 compared to net income of $4.6 million in the third quarter of 2020.

Nine Months Ended October 3, 2021 Compared to Nine Months Ended September 27, 2020
The following table sets forth, for the nine months ended October 3, 2021 and September 27, 2020, selected operating results as a percentage of restaurant sales:

	Nine Months Ended
	October 3, 2021	September 27, 2020
	Pollo Tropical
Costs and expenses:
Cost of sales	30.7%	32.1%
Restaurant wages and related expenses	25.1%	23.9%
Restaurant rent expense	6.6%	7.5%
Other restaurant operating expenses	15.7%	15.5%
Advertising expense	3.0%	2.4%
Revenues. Total revenues increased 17.8% to $268.0 million in the nine months ended October 3, 2021 from $227.5 million in the nine months ended September 27, 2020. Restaurant sales increased 17.7% to $266.6 million in the nine months ended October 3, 2021 from $226.6 million in the nine months ended September 27, 2020.
The following table presents the primary drivers of the increase in restaurant sales for Pollo Tropical for the nine months ended October 3, 2021 compared to the nine months ended September 27, 2020 (in millions):

Pollo Tropical:
Increase in comparable restaurant sales	$41.4
Decrease in sales related to closed restaurants, including a temporary closure	(1.4)
Total increase	$40.0
Comparable restaurant sales for Pollo Tropical restaurants increased 18.6% in the nine months ended October 3, 2021. Comparable restaurant sales were significantly impacted by governmental restrictions, closed dining rooms, reductions in operating hours and reduced staffing as a result of COVID-19 in 2020.
For Pollo Tropical, an increase in the net impact of product/channel mix and pricing of 12.9% was coupled with an increase in comparable restaurant transactions of 5.7% in the nine months ended October 3, 2021 compared to the nine months ended September 27, 2020. The increase in product/channel mix and pricing was driven primarily by increases in delivery and drive-thru average check and sales channel penetration, and menu price increases of 3.6%. Comparable restaurant sales for Pollo Tropical in the nine months ended October 3, 2021 decreased 1.4% compared to the same fiscal period in 2019. Hurricane Dorian negatively impacted comparable restaurant sales in 2019. We believe restaurant sales were negatively impacted by reduced operating hours due to labor shortages.
Franchise revenues increased by $0.5 million to $1.3 million in the nine months ended October 3, 2021 compared to the nine months ended September 27, 2020 due to higher sales at franchised restaurants in 2021 primarily as a result of the impact of COVID-19 in 2020.

The following table presents the primary drivers of the changes in the components of restaurant operating margins for the nine months ended October 3, 2021 compared to the nine months ended September 27, 2020. All percentages are stated as a percentage of restaurant sales.

Pollo Tropical:
Cost of sales:
Lower promotions and discounts	(0.8)%
Menu price increases	(0.6)%
Sales mix	(0.6)%
Higher commodity costs	0.5%
Other	0.1%
Net decrease in cost of sales as a percentage of restaurant sales	(1.4)%

Restaurant wages and related expenses:
Higher labor costs due to higher wage rates and overtime partially offset by the impact of higher restaurant sales(1)	0.8%
Higher incentive bonus(2)	0.4%
Higher other labor costs including special incentive pay and sign-on bonuses	0.3%
Lower medical benefits costs	(0.5)%
Other	0.2%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	1.2%

Other operating expenses:
Higher delivery fee expense due to increased delivery channel sales	0.8%
Higher repair and maintenance costs	0.4%
Impact of higher restaurant sales on utilities cost	(0.4)%
Lower insurance costs	(0.2)%
Lower sanitation costs	(0.1)%
Other(3)	(0.3)%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.2%

Advertising expense:
Increased advertising	0.6%
Net increase in advertising expense as a percentage of restaurant sales	0.6%
(1)    Higher wage rates, overtime pay due in part to labor shortages in 2021.
(2)    Primarily due to guaranteed bonus payments. Guaranteed bonus payments, which were lower in 2020, are included in other labor costs above in 2020.
(3)    Consists of lower linen and uniform expense including masks, cleaning services and the impact of higher restaurant sales.
Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.6% in the nine months ended October 3, 2021 from 7.5% in the nine months ended September 27, 2020 due primarily to the impact of higher comparable restaurant sales which were partially offset by higher rental costs related to sale-leasebacks and renewed leases.

General and Administrative Expenses. General and administrative expenses were $32.9 million for the nine months ended October 3, 2021 and $28.6 million for the nine months ended September 27, 2020 and, as a percentage of total revenues, general and administrative expenses decreased to 12.3% in the nine months ended October 3, 2021 compared to 12.6% in the nine months ended September 27, 2020 due primarily to the impact of higher total revenues partially offset by higher continuing mobile app development and maintenance costs and higher incentive and other support costs. General and administrative expenses include corporate overhead costs allocated to Taco Cabana that are not included in discontinued operations. General and administrative expense for the nine months ended October 3, 2021 included $1.7 million related to digital and brand repositioning costs. General and administrative expenses for the nine months ended September 27, 2020 included $0.7 million related to severance costs associated with positions eliminated in response to the COVID-19 pandemic, $0.2 million related to digital and brand repositioning costs and $0.1 million related to search fees for senior executive positions.
Adjusted EBITDA. Adjusted EBITDA for Pollo Tropical increased to $30.6 million, or 11.4% of total revenues, in the nine months ended October 3, 2021 from $24.4 million, or 10.7% of total revenues, in the nine months ended September 27, 2020 due primarily to the impact of higher restaurant sales and improved cost of sales margins, partially offset by higher labor costs and delivery fees. Continuing Operations Consolidated Adjusted EBITDA, a non-GAAP financial measure, increased to $22.5 million in the nine months ended October 3, 2021 from $16.9 million in the nine months ended September 27, 2020. For a reconciliation from net income to Continuing Operations Consolidated Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Restaurant-level Adjusted EBITDA. Restaurant-level Adjusted EBITDA, a non-GAAP financial measure, for Pollo Tropical increased to $50.3 million, or 18.9% of restaurant sales, in the nine months ended October 3, 2021 from $42.2 million, or 18.6% of restaurant sales, in the nine months ended September 27, 2020 due primarily to the foregoing. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading entitled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $15.3 million in the nine months ended October 3, 2021 from $16.4 million in the nine months ended September 27, 2020 due primarily to decreased depreciation as a result of entering into sale-leaseback transactions for several owned restaurant locations and impairing closed restaurant assets, partially offset by an increase in depreciation related to ongoing reinvestment and enhancements to our restaurants that have been made since the third quarter of 2020.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $(0.2) million in the nine months ended October 3, 2021 from $8.0 million in the nine months ended September 27, 2020.
Impairment and other lease charges for the nine months ended October 3, 2021 include net gains from lease terminations of $(0.4) million, partially offset by impairment charges of $0.2 million related primarily to impairment of equipment from previously impaired and closed restaurants.
Impairment and other lease charges for the nine months ended September 27, 2020 for Pollo Tropical include impairment charges of $7.3 million related primarily to the impairment of assets from three underperforming Pollo Tropical restaurants, two of which we closed in the third quarter of 2020, the write-down of assets held for sale to their fair value less costs to sell, and the write-down of saucing islands and self-service soda machines that were removed from dining rooms as a result of COVID-19, and lease termination charges of $0.9 million for restaurant locations we decided not to develop, net of a gain of $(0.2) million from a lease termination.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $2.4 million for the nine months ended October 3, 2021 and consisted of closed restaurant rent and ancillary lease costs of $6.9 million net of sublease income of $(4.5) million. Closed restaurant rent expense, net of sublease income was $3.3 million for the nine months ended September 27, 2020 and consisted of closed restaurant rent and ancillary lease costs of $6.9 million net of sublease income of $(3.6) million.
Other Expense (Income), Net. Other expense, net was $0.4 million for the nine months ended October 3, 2021 and primarily consisted of costs for the removal, transfer, and storage of equipment from closed restaurants and other closed restaurant related costs. Other income, net was $(0.4) million for the nine months ended September 27, 2020 and primarily consisted of total gains of $(1.6) million on the sale-leaseback of two restaurant properties and the sale of one restaurant property, partially offset by $0.6 million for the write-off of site development costs and $0.5 million in costs for the removal, transfer, and storage of equipment from closed restaurants.

Interest Expense. Interest expense increased to $0.3 million for the nine months ended October 3, 2021 compared to $0.2 million for the nine months ended September 27, 2020.
Provision for (Benefit from) Income Taxes. The effective tax rate was 648.9% and 55.9% for the nine months ended October 3, 2021 and September 27, 2020, respectively. The provision for income taxes for the nine months ended October 3, 2021 was derived using the actual effective tax rate for the year to date period, which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes an out-of-period adjustment that increased our income tax provision. The benefit from income taxes for the nine months ended September 27, 2020 was derived using the actual effective tax rate for the year to date period which includes a benefit of $1.9 million related to the carryback of net operating losses as a result of the CARES Act, a $1.9 million benefit as a result reclassifying certain assets as qualified improvement property as permitted by the CARES Act and other changes to depreciation methods for certain assets made in conjunction with a cost segregation study conducted prior to filing our 2019 federal income tax return, a $2.5 million adjustment to reduce our deferred tax valuation allowance related to this reclassification and filing our 2019 federal income tax returns.
Income (Loss) from Discontinued Operations. Taco Cabana results of operations are included through August 15, 2021 in the nine months ended October 3, 2021 compared to the full period in the nine months ended September 27, 2020 due to the sale of Taco Cabana on August 16, 2021.
A gain of $24.1 million was recognized on the sale of Taco Cabana in the nine months ended October 3, 2021. See Note 2—Dispositions in our unaudited condensed consolidated financial statements.
Net Income (Loss). As a result of the foregoing, we had net income of $15.1 million for the nine months ended October 3, 2021 compared to a net loss of $(11.1) million for the nine months ended September 27, 2020.

Liquidity and Capital Resources
Unless otherwise noted, this discussion of liquidity and capital resources relates to our combined operations.
We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. Although, as a result of our substantial cash balance, we did not have a working capital deficit at October 3, 2021, we have the ability to operate with a substantial working capital deficit (and we have historically operated with a working capital deficit) because:
•restaurant operations are primarily conducted on a cash basis;
•rapid turnover results in a limited investment in inventories; and
•cash from sales is usually received before related liabilities for supplies and payroll become due.
Capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe our cash reserves, cash generated from our operations, and availability of borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs and capital expenditures for the next twelve months. We used the proceeds from the sale of Taco Cabana to repay the outstanding term loan under our senior credit facility in the third quarter of 2021.
Operating Activities. Net cash provided by operating activities in the first nine months of 2021 and 2020 was $19.8 million and $47.0 million, respectively. The decrease in net cash provided by operating activities in the nine months ended October 3, 2021 was primarily driven by the timing of payments, including the impact of vendor and landlord payment term renegotiations in 2020.
Investing Activities. Net cash provided by investing activities in the first nine months of 2021 was $63.8 million compared to net cash used in investing activities in the same period of 2020 of $2.8 million. Capital expenditures are generally the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures from continuing operations for the periods presented (dollars in thousands).

	Pollo Tropical	Other	Continuing Operations
Nine Months Ended October 3, 2021:
New restaurant development	$—	$—	$—
Restaurant remodeling	737	—	737
Other restaurant capital expenditures(1)	6,798	—	6,798
Corporate and restaurant information systems	883	593	1,476
Total capital expenditures	$8,418	$593	$9,011
Number of new restaurant openings	—		—
Nine Months Ended September 27, 2020:
New restaurant development	$992	$—	$992
Restaurant remodeling	357	—	357
Other restaurant capital expenditures(1)	3,226	—	3,226
Corporate and restaurant information systems	926	1,071	1,997
Total capital expenditures	$5,501	$1,071	$6,572
Number of new restaurant openings	—		—
(1)    Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our unaudited condensed consolidated financial statements. For the nine months ended October 3, 2021 and September 27, 2020, total restaurant repair and maintenance expenses were approximately $8.6 million and $6.6 million, respectively.

The following table sets forth our capital expenditures from discontinued operations for the periods presented (dollars in thousands).

Taco Cabana
Nine Months Ended October 3, 2021:
New restaurant development	$—
Restaurant remodeling	1,283
Other restaurant capital expenditures(1)	5,050
Corporate and restaurant information systems	169
Total capital expenditures	$6,502
Number of new restaurant openings	—
Nine Months Ended September 27, 2020:
New restaurant development	$854
Restaurant remodeling	730
Other restaurant capital expenditures(1)	2,621
Corporate and restaurant information systems	1,139
Total capital expenditures	$5,344
Number of new restaurant openings	1
(1)    Excludes restaurant repair and maintenance expenses included in discontinued operations in our unaudited condensed consolidated financial statements. For the nine months ended October 3, 2021 and September 27, 2020, total restaurant repair and maintenance expenses from discontinued operations were approximately $5.5 million and $6.2 million, respectively. For the nine months ended October 3, 2021, costs associated with repairs from Winter Storm Uri were approximately $1.5 million.
Net cash used in investing activities from continuing operations in the first nine months of 2020 included net proceeds of $6.3 million from the sale-leaseback of two restaurant properties and $1.7 million from the sale of an additional restaurant property.

Net cash provided by investing activities from discontinued operations in the first nine months of 2021 included net proceeds of $74.9 million from the sale of Taco Cabana, $3.1 million from the sale-leaseback of two restaurant properties and $1.3 million from the sale of an additional restaurant property. Net cash used in investing activities from discontinued operations in the first nine months of 2020 included net proceeds of $1.2 million from the sale of one restaurant property.
Total capital expenditures in 2021 are expected to be between $25.0 million and 30.0 million, including approximately $6.5 million related to Taco Cabana prior to the sale on August 16, 2021.
Financing Activities. Net cash used in financing activities in the first nine months of 2021 was $81.4 million and included term loan borrowing repayments under our new senior credit facility of $75.0 million, $3.9 million in payments to repurchase our common stock, and a $2.2 million payment for a premium associated with extinguishment of the term loan under our new senior credit facility. Net cash used in financing activities in the first nine months of 2020 included net revolving credit borrowing repayments under our former senior credit facility of $35.1 million and $3.7 million in payments to repurchase our common stock, as well as borrowings and subsequent repayment of funds pursuant to the Paycheck Protection Program under the CARES Act.
New Senior Credit Facility. On November 23, 2020, we terminated our former amended senior secured revolving credit facility, referred to as the "former senior credit facility," and entered into a new senior secured credit facility, which is referred to as the "new senior credit facility." The new senior credit facility is comprised of a term loan facility (the "term loan facility") of $75.0 million and a revolving credit facility (the "revolving credit facility") of up to $10.0 million and matures on November 23, 2025. The new senior credit facility also provides for potential incremental term loan borrowing increases of up to $37.5 million in the aggregate, subject to, among other items, compliance with a minimum Total Leverage Ratio and other terms specified in the new senior credit facility. As required by the terms of the new senior credit facility, the proceeds from the sale of Taco Cabana were used to fully repay our outstanding term loan borrowings on August 16, 2021. The early repayment was subject to a 103% loan prepayment premium.
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
The outstanding borrowings under the revolving credit facility are prepayable without penalty or premium (other than customary breakage costs). The outstanding borrowings under the term loan facility were voluntarily prepayable by us, and the term loan facility provided that each of the following required a mandatory prepayment of outstanding term loan borrowings by us as follows: (i) 100% of any cash Net Proceeds (as defined in the new senior credit facility) in excess of $2.0 million individually or in the aggregate over the term of the new senior credit facility in respect of any Casualty Event (as defined in the new senior credit facility) affecting collateral provided that we were permitted to reinvest such Net Proceeds in accordance with the new senior credit facility, (ii) 100% of any Net Proceeds of a Specified Equity Contribution (as defined in the new senior credit facility), (iii) 100% of any cash Net Proceeds from the issuance of debt issued by us or our subsidiaries other than Permitted Debt (as defined in the new senior credit facility), (iv) 100% of any Net Proceeds from the Disposition (as defined in the new senior credit facility) of certain assets individually, or in the aggregate, in excess of $2.0 million in any fiscal year provided that we were permitted to reinvest such Net Proceeds in accordance with the new senior credit facility and (v) beginning with the fiscal year ending January 2, 2022, an amount equal to the Excess Cash Flow (as defined in the new senior credit facility) in accordance with the new senior credit facility.
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
As of October 3, 2021, we were in compliance with the financial covenants under our new senior credit facility. At October 3, 2021, $10.0 million was available for borrowing under the revolving credit facility.
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
Except for the repayment of the outstanding term loan and removal of Taco Cabana lease obligations, there have been no significant changes outside the ordinary course of business to our contractual obligations since January 3, 2021. Information regarding our contractual obligations is included under "Contractual Obligations" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.
Inflation
The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses and energy costs. Labor costs in our restaurants are impacted by a number of factors such as labor supply and changing market conditions, as well as changes in the federal and state hourly minimum wage rates as well as changes in payroll related taxes, including federal and state unemployment taxes. Labor supply across other industries also negatively impacts the costs of supplies, commodities, logistics, and utilities. We typically attempt to mitigate the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to fully offset such inflationary cost increases in the future.
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended January 3, 2021 included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies for the nine months ended October 3, 2021.

Management's Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA (including Consolidated Continuing Operations Adjusted EBITDA, Continuing Operations Adjusted EBITDA, and Discontinued Operations Adjusted EBITDA) is a non-GAAP financial measure. We use Consolidated Adjusted EBITDA in addition to net income and income from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe this measure is an important indicator of our operational strength and the performance of our business and it provides a view of operations absent non-cash activity and items that are not related to the ongoing operation of our restaurants or affect comparability period over period. Consolidated Adjusted EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies, and should not be considered as an alternative to net income (loss), earnings (loss) per share, cash flows from operating activities or other financial information determined under GAAP.
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

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

Net income (loss)	$17,262	$4,593	$15,090	$(11,067)
Loss (income) from discontinued operations, net of tax	(20,493)	(181)	(16,336)	5,164
Provision for (benefit from) income taxes	(763)	(4,382)	1,473	(7,494)
Income (loss) from continuing operations before income taxes	(3,994)	30	227	(13,397)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	5,328	5,425	15,291	16,373
Impairment and other lease charges	30	2,395	(224)	8,023
Interest expense	160	83	282	209
Closed restaurant rent expense, net of sublease income	710	934	2,426	3,315
Other expense (income), net	138	(1,353)	431	(426)
Stock-based compensation expense	13	15	44	53
Total non-general and administrative adjustments	6,379	7,499	18,250	27,547
General and administrative adjustments:
Stock-based compensation expense	1,097	486	3,137	1,834
Restructuring costs and retention bonuses(1)	—	101	18	686
Digital and brand repositioning costs(2)	193	54	844	246
Total general and administrative adjustments	1,290	641	3,999	2,766
Continuing Operations Consolidated Adjusted EBITDA	$3,675	$8,170	$22,476	$16,916
Total revenues	$88,592	$77,940	$267,962	$227,503
Continuing Operations Consolidated Adjusted EBITDA as a percentage of total revenues	4.1%	10.5%	8.4%	7.4%
(1)    Restructuring costs and retention bonuses for the three and nine months ended September 27, 2020 include severance costs related to terminations in response to the COVID-19 pandemic.
(2)    Digital and brand repositioning costs for the three and nine months ended October 3, 2021 and September 27, 2020 include consulting costs related to repositioning the digital experience for our customers.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Three Months Ended	Pollo Tropical	Other	Continuing Operations
October 3, 2021:
Adjusted EBITDA(1)	$6,324	$(2,649)	$3,675
Restaurant-level adjustments:
Add: Other general and administrative expense(2)	7,297	2,580	9,877
Less: Franchise royalty revenue and fees	578	—	578
Restaurant-level Adjusted EBITDA(1)	$13,043	$(69)	$12,974
Restaurant sales	$88,014		$90,764
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	14.8%		14.7%

September 27, 2020:
Adjusted EBITDA(1)	$10,621	$(2,451)	$8,170
Restaurant-level adjustments:
Add: Pre-opening costs	—	—	—
Add: Other general and administrative expense(2)	6,145	2,348	8,493
Less: Franchise royalty revenue and fees	336	—	336
Restaurant-level Adjusted EBITDA(1)	$16,430	$(103)	$16,327
Restaurant sales	$77,604		$77,604
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	21.2%		21.0%

Nine Months Ended	Pollo Tropical	Other	Continuing Operations
October 3, 2021:
Adjusted EBITDA(1)(3)	$30,620	$(8,144)	$22,476
Restaurant-level adjustments:
Add: Pre-opening costs	—	—	—
Add: Other general and administrative expense(2)	21,045	7,839	28,884
Less: Franchise royalty revenue and fees	1,344	—	1,344
Restaurant-level Adjusted EBITDA(1)(3)	$50,321	$(305)	$50,016
Restaurant sales	$266,618		$266,618
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	18.9%		18.8%

September 27, 2020:
Adjusted EBITDA(1)	$24,394	$(7,478)	$16,916
Restaurant-level adjustments:
Add: Pre-opening costs	—	—	—
Add: Other general and administrative expense(2)	18,694	7,132	25,826
Less: Franchise royalty revenue and fees	886	—	886
Restaurant-level Adjusted EBITDA(1)	$42,202	$(346)	$41,856
Restaurant sales	$226,617		$226,617
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	18.6%		18.5%
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2021.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the third quarter of 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are a party to various litigation matters incidental to the conduct of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors
Part 1—Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 other than the following risks set forth below.
Risks Related to Our Business
The novel coronavirus (COVID-19) pandemic has adversely affected, and could continue to adversely affect, our operations and results of operations.
As a result of the novel coronavirus (COVID-19) pandemic, customer traffic has been, and could continue to be, negatively impacted at our restaurants and has made, and could continue to make, it more difficult to staff our restaurants and, in more severe cases, cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial closures of our affected restaurants, sometimes for prolonged periods of time. We temporarily shifted to a "to-go" only operating model at many of our Pollo Tropical in Florida, suspending sit-down dining and serving our guests through take-out, drive-thru and delivery. We also implemented closures, modified hours or reductions in on-site staff, resulting in canceled shifts for some of our employees. COVID-19 has also adversely affected our ability to implement our growth plans, including delays in construction of new restaurants. These changes and any additional changes have, and may continue to, materially adversely affect our business or results of operations, liquidity or financial condition. While we have opened our dining rooms, there can be no assurance that conditions will permit us to continue to provide sit-down dining in all of our restaurants or that we will not be required to close our restaurants again in the future if the COVID-19 pandemic worsens.
In addition, our operations have been, and could continue to be, disrupted by employees who are unable or unwilling to work, whether because of illness, quarantine, fear of contracting COVID-19 or caring for family members due to a COVID-19 illness. Restaurant closures, menu changes or modified hours of operation due to staffing shortages could materially adversely affect our business or results of operations, liquidity or financial condition. To protect the health and safety of our employees and guests, we provide face coverings for all restaurant employees, provided temporary wage increases during the initial onset of the pandemic, provide paid emergency leave for COVID-related concerns, paid discretionary bonuses to restaurant managers, purchased additional sanitation supplies and personal protective materials, as well as tamper evident packaging seals for all digital orders and implemented improvements to our restaurants, such as tempered glass shields at the counter. These measures have increased our operating costs and adversely affected our liquidity. In addition, the COVID-19 pandemic has negatively impacted our suppliers, and we have faced, and could face additional, shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.
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
•    increased labor costs, including higher wages, unemployment insurance, unionization of restaurant employees and overtime requirements;
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
While we have decreased the number of new restaurants which we plan to open in the near term, our continued growth still depends on our ability to develop additional Pollo Tropical restaurants. Development involves substantial risks, including the following:
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
We obtain a significant portion of our revenues from the sale of foods that are characterized as tropical-inspired and if consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. Additionally, numerous companies in the industry have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, fresh, local, clean and all-natural, free from artificial ingredients, minimally processed, low in calories and low in fat content. Our inability to continue to respond to customer demand or changes in customer taste and preferences could require us to change our pricing, marketing, or promotional strategies, which could materially and adversely affect our consolidated financial results or the brand identity that we have created.
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
Our restaurants depend on frequent deliveries of ingredients and other products. For our Pollo Tropical restaurants, we have service agreements with our primary distributors of food and paper products. Performance Food Group, Inc., is our primary distributor of food and beverage products and supplies for our Pollo Tropical restaurants under a distribution services agreement that expires on July 27, 2024. We also currently rely on five suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2021. There are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including adverse weather, unanticipated demand, labor or distribution problems, food safety issues by our suppliers or distributors, cost, and the financial health of our suppliers. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, this could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If such actions were to occur, customers could change their dining habits and affected restaurants could experience significant reductions in sales during the shortage or thereafter.
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
As of October 3, 2021, all of our Company-owned Pollo Tropical restaurants were located in Florida. Furthermore, 68% of our Company-owned Pollo Tropical restaurants were located in three counties in Florida which represents a significant amount of the brand's sales and Restaurant-level Adjusted EBITDA. Therefore, events and conditions specific to these regions, including economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida and the tourism industry in Florida may have a material impact on the success of our restaurants in those locations.
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
We have encountered and may continue to encounter difficulties developing restaurants outside of our more mature core markets. For example, we closed all Pollo Tropical restaurants in Texas, Tennessee and Georgia over the last three years. We may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. It may be more challenging for us to attract guests to our restaurants in areas where there is a limited or a lack of market awareness of the Pollo Tropical brand. Restaurants opened in new markets where we have not reached media efficiency may open at lower sales volumes than restaurants opened in more mature markets, and may have lower restaurant-level operating margins than more mature markets. Sales at restaurants opened in new markets that are not yet media efficient have taken and may continue to take longer to reach average restaurant sales volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment charges. Opening new restaurants in areas in which potential guests may not be familiar with our restaurants may include costs related to the opening and marketing of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer guests than our more established restaurants in existing markets. We may also not open a sufficient number of restaurants in new markets to adequately leverage distribution, supervision and marketing costs. As a result of the foregoing, we cannot ensure that we will be able to operate our new restaurants successfully or profitably outside our existing markets.
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
As of October 3, 2021, a total of 31 Pollo Tropical restaurants were owned and operated by our franchisees and licensees. We do not exercise control of the day-to-day operations of our franchisees and licensees and the number of franchised or licensed restaurants may increase in the future. While we attempt to ensure that franchisee-owned and licensee-owned restaurants maintain the same high operating standards as our Company-owned restaurants, one or more of these franchisees or licensees may fail to meet these standards. Any shortcomings at our franchisee-owned and licensee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.
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
We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, including the Pollo Tropical name and logo, and proprietary rights relating to certain of our core menu offerings. We believe that our trademarks, service marks, trade dress and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. If our efforts to protect our intellectual property are inadequate or if any third party misappropriates or infringes on our intellectual property either in print or on the internet, the value of our brands may be harmed which could have a material adverse effect on our business. We are aware of restaurants in foreign jurisdictions using menu items, logos or branding that we believe are based on our intellectual property and our ability to prevent these restaurants from using these elements may be limited in jurisdictions in which we are not operating. This could have an adverse impact on our ability to expand into other jurisdictions in the future.
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
Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The number of shares repurchased and timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, general market and economic conditions, and other corporate considerations. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by our board of directors.
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended October 3, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 5, 2021 to August 1, 2021	—	$—	—	1,006,505
August 2, 2021 to September 5, 2021	133,397	11.90	133,397	873,108
September 6, 2021 to October 3, 2021	204,826	11.38	204,826	668,282
Total	338,223	$11.58	338,223
(1) Shares purchased in open market transactions.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.

10.1	Second Amendment to Stock Purchase Agreement dated as of November 10, 2021 among Yadav Enterprises, Inc. YTC Enterprises, LLC and Fiesta Restaurant Group, Inc.

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: November 12, 2021	/s/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: November 12, 2021	/s/ DIRK MONTGOMERY
(Signature)
Dirk Montgomery Senior Vice President, Chief Financial Officer and Treasurer

Date: November 12, 2021	/s/ CHERI KINDER
(Signature)
Cheri Kinder Vice President, Corporate Controller and Chief Accounting Officer