Form 10-K
period 2022-01-02
Fiesta Restaurant Group, Inc.
filed 2022-03-10
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 4, 2021, of Fiesta Restaurant Group, Inc. was $250,298,984.
As of March 4, 2022, Fiesta Restaurant Group, Inc. had 25,707,125 shares of its common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Fiesta Restaurant Group, Inc.'s 2022 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Fiesta Restaurant Group, Inc.'s fiscal year ended January 2, 2022, are incorporated by reference into Part III of this annual report.

FIESTA RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED JANUARY 2, 2022

PART I
Presentation of Information
Throughout this Annual Report on Form 10-K, we refer to Fiesta Restaurant Group, Inc. as "Fiesta Restaurant Group" or "Fiesta" and, together with its consolidated subsidiaries, as "we," "our" and "us" unless otherwise indicated or the context otherwise requires. Any reference to restaurants refers to company-owned restaurants unless otherwise indicated.
We own, operate and franchise the fast-casual restaurant brand Pollo Tropical®, through our wholly-owned subsidiaries Pollo Operations, Inc. and its subsidiaries, and Pollo Franchise, Inc., (collectively "Pollo Tropical"). Our common stock is traded on The NASDAQ Global Select Market under the symbol "FRGI".
We use a 52- or 53-week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 29, 2019 and January 2, 2022 each contained 52 weeks. The fiscal year ended January 3, 2021 contained 53 weeks. The next fiscal year to contain 53 weeks will be the fiscal year ending January 3, 2027.
Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA (including Continuing Operations Consolidated Adjusted EBITDA and Continuing Operations Adjusted EBITDA) and margin and Restaurant-level Adjusted EBITDA and margin are non-GAAP financial measures. We use these non-GAAP financial measures in addition to net income and income from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe these measures are important indicators of our operational strength and the performance of our business and they provide a view of operations absent non-cash activity and items that are not related to the ongoing operation of our restaurants or affect comparability period over period.
These non-GAAP financial measures as calculated by us are not necessarily comparable to similarly titled measures reported by other companies and should not be considered as an alternative to net income (loss), earnings (loss) per share, cash flows from operating activities or other financial information determined under GAAP.
The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table in Item 7, "Management's Discussion and Analysis" under the heading titled "Management's Use of Non-GAAP Financial Measures." Adjusted EBITDA includes an allocation of certain general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. See Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Consolidated Adjusted EBITDA margin and Adjusted EBITDA margin are derived by dividing Consolidated Adjusted EBITDA and Adjusted EBITDA by total revenues and segment revenues, respectively.
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
See Item 7, "Management's Discussion and Analysis" under the heading titled "Management's Use of Non-GAAP Financial Measures" for a quantitative reconciliation from net income (loss), which we believe is the most directly comparable GAAP financial performance measure to Consolidated Adjusted EBITDA and Restaurant-level Adjusted EBITDA.
Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, regarding our anticipated growth, plans, objectives and the impact of our initiatives, our investments in strategic initiatives for Pollo Tropical, such as improved customer experience initiatives, investments in our digital and related platforms and new unit expansion and remodeling and the impact of the COVID-19 pandemic and our initiatives designed to respond to the COVID-19 pandemic on future sales, margins, earnings and liquidity contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements are often identified by the words "believe," "positioned," "estimate," "project," "plan," "goal," "target," "assumption," "continue," "intend," "expect," "future," "anticipate," and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission ("SEC"). All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS
Overview
Our Company
We own, operate and franchise the restaurant brand Pollo Tropical®, which has over 30 years of operating history and a loyal customer base. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items. We believe the brand offers a distinct and unique flavor with broad appeal at a compelling value, which differentiates it in the competitive fast-casual and quick-service restaurant segments. All but one of our restaurants offer the convenience of drive-thru windows.
For the fiscal year ended January 2, 2022, average annual sales per restaurant was approximately $2.6 million for our Pollo Tropical restaurants. As of January 2, 2022, we owned and operated 138 Pollo Tropical restaurants, all of which are located in Florida. We franchise our Pollo Tropical restaurants primarily in international markets and, as of January 2, 2022, had 24 franchised Pollo Tropical restaurants outside the contiguous United States. In addition, as of January 2, 2022, we had five domestic non-traditional Pollo Tropical licensed locations on college campuses in Florida and locations at a hospital and a sports and entertainment stadium in Florida. For the fiscal year ended January 2, 2022, we generated revenues of $357.3 million, and comparable restaurant sales increased 16.0% for Pollo Tropical.
Sale of Taco Cabana
On July 1, 2021, we entered into a stock purchase agreement for the sale of all outstanding capital stock of Taco Cabana, Inc., the parent company of the Taco Cabana business, for a cash purchase price of $85.0 million, subject to reduction for (i) closing adjustments of approximately $4.6 million related to maintenance and repair work at the Taco Cabana restaurants and landscaping replacement as a result of Winter Storm Uri, and (ii) certain other working capital adjustments as set forth in the stock purchase agreement (the "Taco Cabana Divestiture"). The transaction was completed August 16, 2021, and the Company recognized a gain on the sale of Taco Cabana of $25.0 million during the year ended January 2, 2022, which is included within income from discontinued operations, net of tax, in the consolidated statements of operations. Additionally, we filed an insurance claim for winter storm damages in Texas that occurred in the first quarter of 2021 and retained the right to receive the insurance claim proceeds. We recognized $0.9 million of insurance proceeds within income (loss) from discontinued operations, net of tax, in the fourth quarter of 2021 based on a partial settlement reached with certain insurers. We expect to recognize additional proceeds when the claim is ultimately resolved. See Note 2 of the Notes to our Consolidated Financial Statements.
Proceeds from the sale were used to fully repay Fiesta's approximately $74.6 million of outstanding term loan borrowings under our senior credit facility and to pay divestiture transaction fees and a loan prepayment premium totaling approximately $4.2 million, comprised of a loan prepayment fee of 3.0% of the principal repaid of $2.2 million and divestiture transaction fees of approximately $2.0 million.
All revenues, costs and expenses and income taxes attributable to Taco Cabana, together with the gain on the sale of Taco Cabana and certain costs related to the transaction, have been aggregated within income (loss) from discontinued operations, net of tax, in the consolidated statements of operations for all periods presented. No amounts for shared general and administrative operating support expense were allocated to discontinued operations. Interest expenses, the amortization of premiums and debt issuance costs of our new and former senior credit facilities and the loss on extinguishment of debt under our new and former senior credit facilities are included within income (loss) from discontinued operations, net of tax.
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
Based on current conditions, we do not expect sales trends to significantly deteriorate further as a direct result of COVID-19. However, labor shortages may negatively impact sales trends and there can be no assurance that sales trends will not deteriorate further. We have implemented measures to control costs to mitigate any negative impacts.

Labor Challenges
Hours of operations were limited in 2021 due to labor shortages which are affecting our brand and the restaurant industry. We estimate that operating hours were reduced by approximately 2.8% as a result of labor shortages in the second half of 2021. Additionally, in 2021 we experienced increased overtime due to training and staffing shortages. In response to these labor shortages and competition for labor, we implemented special incentive pay for our hourly restaurant employees from May 2021 through August 2021, provided sign-on and referral bonuses, and made permanent increases to hourly wage rates in late August 2021. We implemented a phased approach to price increases aimed at mitigating these additional labor costs with a 3.7% increase in late August 2021 and a 5.2% increase in mid-December 2021. As a result of this phased approach to price increases, Restaurant-level Adjusted EBITDA margin improvement is trailing the wage rate increases, which is expected to result in improved Restaurant-level Adjusted EBITDA margins in future quarters compared to 2021. In addition, we believe that approximately $1.7 million of the labor cost increases in the second half of 2021 for overtime and staffing-related incentives are short term in nature. We have intensified our focus on accelerating labor optimization efforts to improve staffing efficiency, which we believe will increase both staff availability and margins.
Our Brand
Our restaurants operate in the fast-casual and quick-service restaurant segments and feature fresh-made cooking, drive-thru service and catering.
Pollo Tropical. Our Pollo Tropical restaurants feature fresh chicken marinated in a proprietary blend of tropical fruit juices and spices, crispy or fire-grilled, boneless and bone-in. Other favorite menu items include Mojo Roast Pork and TropiChops® (a create your own bowl of fire-grilled or crispy chicken breast, roast pork or grilled vegetables served over white, brown or yellow rice, red or black beans, or mac and cheese, and topped with vegetables including tomatoes, kernel corn, peppers and sautéed onions), sandwiches, wraps and salads. Side dishes include rice, beans, french fries, plantains and balsamic tomatoes. The menu's emphasis is on freshness and quality. We also offer a wide selection of sauces, cilantro, onions and other items which allow our guests to further customize their orders. Dessert offerings include key lime pie, cuatro leches cake and flan, as well as limited-time seasonal items, and beverages include fountain soft drinks, flavored brewed teas, and other bottled drinks. Most menu items are prepared daily in each of our restaurants, which feature open display cooking on large, open-flame grills. We offer both individual and family meal-sized portions which enable us to provide a home meal replacement for our guests and catering for parties and corporate events. We began selling proprietary alcoholic beverages including wine and beer at most Pollo Tropical locations in 2020 to increase off-premise sales.
Our Pollo Tropical restaurant dining areas are designed to create an inviting, festive and tropical atmosphere. We also provide our guests the option of take-out, including the ability to order online in advance, and all but one of our restaurants provide the convenience of drive-thru windows. Delivery is available through third-party partnerships at all Pollo Tropical locations. Our Pollo Tropical restaurants are generally open for lunch, dinner, and late night seven days a week. As of January 2, 2022, substantially all of our Pollo Tropical restaurants were freestanding buildings. Our typical freestanding Pollo Tropical restaurant ranges from 2,800 to 3,700 square feet and provides interior seating for approximately 70 to 90 guests. During the year ended January 2, 2022, the majority of our sales were through drive-thru windows, take-out, or delivery. For the year ended January 2, 2022, the average sales transaction at our Pollo Tropical restaurants was $14.30, with sales at dinner and lunch representing 50.5% and 49.5%, respectively. For the year ended January 2, 2022, our Pollo Tropical brand generated total revenues of $357.3 million and Adjusted EBITDA of $36.8 million.
Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. As of January 2, 2022, we owned and operated a total of 138 Pollo Tropical restaurants, all located in Florida.
We are franchising and licensing our Pollo Tropical restaurants internationally and in non-traditional domestic locations. As of January 2, 2022, we had 24 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, the Bahamas, and the U.S. Virgin Islands, five non-traditional licensed locations on college campuses in Florida, and locations at a hospital and a sports and entertainment stadium in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
Taco Cabana. Prior to the sale, our Taco Cabana restaurants served fresh, Mexican-inspired food. Typical freestanding Taco Cabana restaurants averaged approximately 3,500 square feet (exclusive of the exterior dining area) and provided seating for approximately 80 guests, with additional outside patio seating for approximately 50 guests.

Our Competitive Strengths
We believe our competitive strengths include the following key attributes:
Well Positioned and Differentiated in the Fast-Casual and Quick-Service Segments. As of January 2, 2022, we owned, operated and franchised 169 fast-casual restaurants under our Pollo Tropical brand which has over 30 years of operating history. We believe Pollo Tropical has compelling average annual sales per restaurant within the fast-casual and quick-service segments at $2.6 million for 2021, and we believe it is well positioned in the industry due to our high quality, freshly-prepared food, value and differentiation of flavor profiles.
Leading, Differentiated Brand Serving Freshly Prepared, High Quality Foods with Broad Appeal and a Compelling Value Proposition. Our Pollo Tropical brand is differentiated from other dining options and offers distinct flavor profiles and healthy menu choices at affordable prices that we believe has broad consumer appeal, provides guests with a compelling value proposition, attracts a diverse customer base and drives guest frequency and loyalty. Pollo Tropical is committed to serving freshly-prepared food using quality ingredients that are made-to-order and customized for each guest. Pollo Tropical offers a wide range of menu offerings and home meal replacement options in generous portion sizes and at affordable price points which appeal to a broad customer base. Our open display kitchen format allows guests to view and experience our food being freshly-prepared and cooked to order. We continue to refine our menus, including some seasonal offerings at our restaurants, in order to provide variety to our guests, address changes in consumer preferences, and maintain a speed of service that appeals to our customers. We also selectively use promotions and limited time offers which are intended to reinforce our value proposition and to introduce new products. Additionally, we offer our guests the convenience of drive-thru service, online ordering, curbside pickup, and delivery through third-party delivery services in order to provide a viable option for home meal replacement and family meals.
Compelling Business Model. We enjoy significant brand recognition due to high market penetration of our restaurants in our core markets which provides operating, marketing and distribution efficiencies and convenience for our guests. Pollo Tropical has a strong brand affinity in our core markets as evidenced by fast-casual and quick-service segment-leading average annual sales volumes, as noted above.
Growth Strategies
Our long-term strategy is focused on profitably building our base business, growing new distribution channels, including catering, delivery, licensed and franchised locations, and development of new restaurants.
Our strategies for growth primarily include:
Increase Comparable Restaurant Sales. Comparable restaurant sales increased 16.0% in 2021 compared to 2020 and decreased 1.1% compared to 2019. We experienced a decrease in comparable restaurant sales in 2020, which we believe was attributable to the impact of the COVID-19 pandemic and labor challenges. These challenges continued into 2021. We believe our significant mix of dine-in sales prior to the pandemic had a negative impact on comparable restaurant sales. We also experienced a decrease in comparable restaurant sales in 2019 which we believe was attributable to a decline in comparable restaurant transactions due in part to challenging market and industry conditions, discounted pricing and, for Pollo Tropical, the negative impact of Hurricane Dorian, partially offset by menu price increases and the introduction of higher priced shareables in 2019. We are focused on increasing comparable restaurant sales in the future by attracting new customers and increasing guest frequency through the following strategies:
•Focus on consistency of operations and food quality: We believe high quality food and hospitality, a comfortable ambience, and reasonable prices result in an enjoyable guest experience, which drives loyalty and guest frequency. We have improved systems, processes and equipment, implemented tighter management spans of control and enhanced our field leadership teams, and we continue to focus on improving systems and processes to ensure consistency of operations. In addition, supply chain and food preparation processes have been implemented to ensure high quality, freshness and consistency of our food, which we believe are critical components to the continued success of our brand.
•New product innovation: Our menu is centered on freshly prepared, quality food offerings that we believe have both broad appeal and provide everyday value. Pollo Tropical has a team of product research and development professionals that enables us to continually refine our menu offerings and develop new products, several of which are validated by consumer research. Maintaining a strong product pipeline is critical to keeping our offerings compelling, and we intend to introduce innovative new menu items and enhancements to existing menu favorites throughout the year to drive further guest traffic, maximize guest frequency, and increase average check.

•Focus on effective advertising to highlight our everyday value proposition: Pollo Tropical utilizes an integrated, multi-level marketing approach that includes periodic system-wide promotions, outdoor marketing including billboards, in-restaurant promotions, local trade area marketing, social media, digital and web-based marketing and other strategies, including the use of radio and television advertising and limited-time offer menu item and value promotions. In addition, we have email and app-based loyalty programs at Pollo Tropical (My Pollo™) to further connect with our guests to build affinity and frequency. In 2020, we introduced a new state-of-the-art mobile app for Pollo Tropical. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical's advertising expenditures were 3.2% in 2021, 2.7% in 2020 and 3.4% in 2019.
•Grow our off-premise sales with focus on digital platform: The inclusion of portable menu items, such as wraps, sandwiches, bowls and salads, as well as family meals, and an increased focus on catering and delivery will continue to be a key focus for Pollo Tropical as we look to capture more off-premise meal occasions which we believe may be significant. Off-premise meal consumption increased significantly during the COVID-19 pandemic and we believe that off-premise sales may continue to be significant following the pandemic. In 2019, we invested in our catering business by adding dedicated catering sales managers and catering online ordering capabilities, we partnered with a third-party delivery partner to provide delivery services, and we created Rapid Pickup for online orders at Pollo Tropical. In 2020, we expanded our third-party delivery partnerships to include delivery through multiple delivery service providers. We engaged a third party to improve our mobile apps and enhance our digital connections and interactions to grow our digital business and create experiences that minimize friction within our digital platforms including creating a state-of-the-art mobile app. We also implemented curbside pickup functionality as an option with online ordering and began improving connectivity at our restaurants, upgrading portable tablets and enabling touchless payments. In 2021, we continued to invest in improving our digital platform and improving the speed and ease of use for off-premise sales channels including an enhanced drive-thru experience, geofencing technology for curbside orders and infrastructure changes to improve the speed of order cycle time for drive-thru and delivery orders in the second half of 2021. In 2021, we also completed design and began the implementation of digital drive-thru technology, which is designed to grow traffic and drive-thru check averages by improving speed of service at peak times, increasing promotion visibility and upselling opportunities and increasing order accuracy.
•Continue our reimage program: We believe ensuring a high-quality restaurant environment that complements our quality focus on food and hospitality will further drive incremental sales and profitability. We continue to implement restaurant enhancement initiatives to ensure safe, consistent and appealing experiences at our Pollo Tropical restaurants. During 2021, we developed an updated and more efficient restaurant design that reflects evolving post-COVID consumer behavior as well as consumer research. During 2021, we began testing the new design in remodels and refreshes. Three remodels and five refreshes were completed, with all but one completed late in the fourth quarter of 2021. We will continue to test and evaluate the new design in additional remodels and refreshes in 2022.
Non-Traditional License and International Franchise Development. We generally update our Pollo Tropical franchise disclosure documents each year to support potential franchise growth in the future. We are currently primarily focused on growing non-traditional domestic licensed locations on university campuses and non-traditional licensed locations in airports, events stadiums and highway rest stops, while modestly growing international locations with quality operators. In 2021, we opened our first licensed sports and entertainment location in a professional football stadium in Florida.
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
Develop New Restaurants. We believe that we have opportunities to develop additional Pollo Tropical restaurants in Florida, as well as potential future expansion opportunities in other regions of the United States that match our site selection criteria. We paused our new restaurant development plans in 2020 and 2021 as a result of the COVID-19 pandemic. However, we intend to resume new restaurant development in the future. The development of new restaurants will incorporate what we have learned during the COVID-19 pandemic and our reimaging market research, both qualitative and quantitative. During 2021, we retained third-party consultants to assist in creating a new store design with a lower investment, optimized productivity and updated design features that we believe better match evolving consumer preferences. We began testing and refining the new design in remodels and refreshes in 2021 and will continue these tests with additional remodels and refreshes in 2022.

We target opening freestanding restaurants in order to provide drive-thru service which is an important convenience and sales component for our brand. The location of our restaurants is a critical component of each restaurant's success. We evaluate potential new sites on many criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management team determines the acceptability of all new sites based upon site visits, analyses prepared by our real estate, financial and operations professionals, and third-party proprietary location research and analysis. Historically, this process has typically resulted in entering into a long-term lease for the land followed by construction of the building or the conversion of an existing building using cash generated from our operations or with borrowings under our senior credit facility. While we have not yet entered into new unit lease agreements, we continue to evaluate opportunities for potential new sites.
The cost to construct a new or converted free-standing restaurant for our new restaurant design is estimated to be between $1.7 million to $1.9 million.
The cost of building and equipping new restaurants can vary significantly and depends on a number of factors, including the local economic conditions, geographic considerations, the size of the restaurant, the characteristics of a particular site, and whether we are constructing a new building or converting an existing building. Accordingly, the cost of opening new restaurants in the future may differ substantially from these estimates.
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
We believe that:
•Product quality and taste;
•Brand differentiation and recognition;
•Convenience of location;
•Speed of service;
•Menu variety;
•Comprehensive digital platform;
•Value perception;
•Ambience;
•Cleanliness; and
•Hospitality
are among the most important competitive factors in the fast-casual and quick-service restaurant segments and that Pollo Tropical effectively competes against those categories. Pollo Tropical's competitors include national and regional chicken-based concepts, as well as other concepts.

Restaurant Operating Data
Selected Pollo Tropical restaurant operating data is as follows:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Average annual sales per company-owned restaurant (in thousands) (1)	$2,576	$2,220	$2,576
Average sales transaction	$14.3	$12.83	$11.71
Sales channel sales percentages:
Drive-thru sales as a percentage of total sales	57.8%	61.1%	46.8%
Dine-in & counter take-out sales as a percentage of total sales	27.4%	28.0%	49.0%
Delivery sales as a percentage of total sales	10.1%	7.3%	1.8%
Online sales as a percentage of total sales	3.5%	2.7%	1.5%
Catering sales as a percentage of total sales	1.2%	0.9%	0.9%
Day-part sales percentages:
Lunch	49.5%	49.65%	47.4%
Dinner and late night	50.5%	50.34%	52.6%
(1)    Average annual sales for company-owned restaurants are derived by dividing restaurant sales for such year by the average number of company-owned restaurants for such year. For comparative purposes, the calculation of average annual sales per company-owned restaurant is based on a 52-week fiscal year. Restaurant sales data for the extra week in the fiscal year ended January 3, 2021 have been excluded for purposes of calculating average annual sales per company-owned restaurant.
Seasonality
Our business is marginally seasonal due to regional weather conditions. Sales from our restaurants located in South Florida are generally higher during the winter months than during the summer months, while sales from our restaurants located in Central Florida and North Florida are generally higher during the summer months than the winter months. In addition, we have outdoor seating at many of our restaurants and the effects of adverse weather may impact the use of these areas and may negatively impact our restaurant sales.
Operations
Management Information Systems
Our management information systems provide us the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants.
In all corporate-owned restaurants, we use computerized management information systems, which we believe are scalable to support potential future growth plans. We use touch-screen point-of-sale (POS) systems, both fixed and mobile, designed specifically for the restaurant industry that facilitate accuracy and speed of order taking, are user-friendly, require limited cashier training, improve speed-of-service through the use of conversational order-taking techniques, and provide appropriate audit trails. We use credit card processing devices which utilize industry-leading Point-to-Point Encryption (P2PE) that protect our customer's credit card data. The POS systems are integrated with above-store enterprise applications that are designed to facilitate financial and management control of our restaurant operations. All products sold and related prices at our restaurants are programmed into the system from our central support office.
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
These enterprise systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs, and other key operating information for each restaurant. These systems also provide the ability to monitor labor utilization and sales trends on a real-time basis at each restaurant and provide analyses, reporting and tools to enable all levels of management to review a wide range of financial, product mix and operational data.
Our above-store digital ordering system is integrated with our POS system at each restaurant. Individual, group or catering orders placed on our website or that of our third-party delivery partners, mobile app or through our call center are transmitted electronically to the restaurants to provide a seamless ordering, payment and pickup or delivery experience for our guests. For mobile online ordering, we utilize a customized, proprietary consumer-facing mobile smartphone app developed in partnership with a leading third-party app developer.
In 2021, we made a number of improvements to our digital platform, including the following:
•Developed and deployed a curbside delivery program to help alleviate congestion at the drive-thru and in dining rooms;
•Completed the design and began the implementation of digital drive-thru technology, which is expected to grow traffic and drive-thru check averages by improving speed of service peak times, increase promotion visibility and upselling opportunities and increase order accuracy; and
•Continued Pollo Tropical app enhancements to improve ease-of-use and maximize revenue per online transactions.
In order to maintain security and compliance, in 2021 we rolled out a new Advanced Endpoint Protection service, conducted ongoing cybersecurity training and mock ethical phishing campaign testing, and installed new, more secure credit card terminals at our drive-thru windows. We also upgraded our in-store wireless infrastructure to enable better guest and employee experiences, especially for the drive-thru mobile POS systems, and upgraded older operating systems across a number of endpoints.
We expect to continue making significant investments in technology that we believe will drive sales, improve margins or upgrade infrastructure. In 2022, we intend to focus technology investments on the ongoing rollout of our digital drive-thru platform, enhancements to our loyalty platform including a higher level of loyalty integration and friction reduction across all channels, upgrading legacy POS workstations and continuing to proactively update infrastructure elements in the technology platform that are nearing end of life.
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
•During the COVID-19 pandemic in 2020, Pollo Tropical provided approximately 113,000 free meals to school-aged children and approximately 22,000 free meals to first responders and healthcare professionals. Pollo Tropical also donated approximately $60 thousand in food donations to Miami Rescue Mission; and
•Immediately following the collapse of the Champlain Towers South in Surfside, Florida, Pollo Tropical was the first food provider on-site, distributing dinner to rescue workers the first night and continuing to deliver food on a weekly basis throughout the cleanup efforts. In addition to providing approximately 2,500 free meals to the rescue workers at the collapse site and to the Family Assistance Center at a nearby hotel, we also provided gift cards to displaced families from a nearby low-income condo building which was evacuated and shut down as a result of a safety audit immediately after the collapse.
•In 2021, we provided monetary and food donations or volunteered to the following organizations: Fire and Police departments, Federal Bureau of Investigation Headquarters, Baptist Hospital - Miami, Lotus House, Miami-Dade Firefighters Benevolent Association, Miami Dolphins Foundation, Miami Heat Charitable Fund, Miami Rescue Mission, the Motivational Edge, and Victim Service Center - Orlando.

•In 2020, we provided monetary and food donations or volunteered to the following organizations: Fire and Police departments, hospitals and COVID testing and vaccination sites throughout Florida, Big Brother Helping Hand, Farm Workers Association, Kidz Nation, L.O.V.E Our Youth Orlando, Miami Rescue Mission, Ronald McDonald House, Salvation Army, SOS Kids - Coconut Creek, St. Jude's Shelter, Star of Hope, United Way, YMCA, and Zebra Coalition.
As a result of these initiatives, we believe we deliver benefits to our stakeholders, including employees, business partners, customers, suppliers, stockholders, community members, and others.
Suppliers and Distributors
We have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Supply contracts are negotiated on an annual basis in some cases to obtain favorable pricing and ensure consistent supply flow. Food and supplies are ordered from approved suppliers and are shipped to the restaurants via distributors. We are responsible for monitoring quality control, for the supervision of these suppliers and for conducting inspections to observe preparations and ensure the quality of products purchased.
We have service agreements with our primary distributors of food and paper products. Performance Food Group, Inc., is our primary distributor of food and beverage products and supplies for our Pollo Tropical restaurants under a distribution services agreement that expires on July 27, 2024. We also currently rely on two suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2022.
Quality Assurance
Pollo Tropical is committed to obtaining quality ingredients and creating freshly-prepared food in a safe manner. In addition to operating in accordance with quality assurance and health standards mandated by federal, state and local governmental laws and regulations regarding minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness, among other things, we have also developed our own internal quality control standards. We require our suppliers to adhere to our high quality control standards, and we regularly inspect their products and production and distribution facilities to ensure that they conform to those standards. In addition, we have implemented certain procedures to ensure that we serve safe, quality meals to our guests. As an example, we utilize the nationally-recognized ServSafe program to train our kitchen staff and managers on proper food handling and preparation techniques. In addition, we have hired a third-party specialized service provider that conducts unscheduled food safety inspections of our restaurants, and restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis. These third-party inspections are one of the metrics used in our restaurant-level incentive bonus programs.
In addition to food safety, our operational focus is closely monitored to achieve a high level of guest satisfaction via speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with our operating policies. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the restaurants and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various guest service standards and objectives, including feedback obtained directly from our guests. The guest feedback is monitored by an independent agency and by us and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have in-house guest service representatives that manage guest feedback and inquiries.
Trademarks
We believe that our trademarks, service marks, trade dress, logos and other proprietary intellectual property are important to our success. We have registered the principal Pollo Tropical logos and designs with the U.S. Patent and Trademark Office on the Principal Register as a service mark for our restaurant services. We also have secured or have applied for state and federal registrations for several other advertising or promotional marks, including variations of the Pollo Tropical principal marks as well as those related to our core menu offerings. In connection with our current and potential international franchising activities, we have applied for or been granted registrations in foreign countries of the Pollo Tropical principal marks and several other marks.

Other than the Pollo Tropical trademarks and the logo and trademark of Fiesta Restaurant Group (including Internet domain names and addresses) and proprietary rights relating to certain of our core menu offerings, we have no proprietary intellectual property.
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
Pollo Tropical is subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each restaurant location that sells alcoholic beverages. Typically, licenses must be renewed every one to two years and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant's records and procedures. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing. Our restaurants are subject to state "dram-shop" laws. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated or minor patron. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot ensure that this insurance will be adequate to cover any claims that may be instituted against us.
Human Capital Management
As of January 2, 2022, we employed approximately 4,480 persons, of which approximately 110 were corporate and administrative personnel and approximately 4,370 were restaurant operations and other supervisory personnel. None of our employees are covered by collective bargaining agreements and we consider that overall relations with our employees are favorable.
Culture, Values & Diversity, Equity & Inclusion
At Fiesta, we are in the business of inclusive hospitality. We strive to create diverse, respectful spaces where innovation can thrive, where being courageous is rewarded, and where treating each other like family is a core value.
These qualities have supported over 30 years of successful operations for our Pollo Tropical brand. We believe that the investments we are making in our employees, our restaurants, and our communities will contribute to our continued success in the restaurant business.
As of January 2, 2022, approximately 61% of our U.S.-based employee population identified as female and approximately 92% of our U.S based employee population is comprised of racial and ethnic minorities. In addition, approximately 33% of our executive officers are female and approximately 50% are racial and ethnic minorities. Furthermore, approximately 59% of the restaurant field management of our restaurant brands identified as female and more than approximately 81% of this group is comprised of racial and ethnic minorities.
As a truly diverse organization, we foster a culture of inclusion that helps to remove some of the barriers to workplace entry and professional development that diverse groups might face. We provide opportunities for career progression through the training and development investments we make. Many of our field managers started as hourly team members and have had the opportunity to move up and become managers and supervisors at the corporate level. We believe in developing and promoting from within and in 2021 promoted nearly 200 employees to management or leadership roles.
We are committed to enhancing equality in ongoing career advancement for women and minorities through targeted education and development programs. Relevant initiatives include:
•Ongoing assessment and management of our talent pipeline to support the career progression of high-potential women and minorities;
•Well defined Career Path Programs for hourly employees to advance to management;
•Cultural and Compliance training for all our employees; and
•Creating a Women's Forum.
Total Rewards
We believe rewarding our employees for their hard work and commitment starts with pay. We pay, on average, rates that are above the federal minimum wage. In addition to their fixed salary, restaurant and district managers are compensated with an incentive bonus, based upon the performance of the restaurants under their supervision. Additionally, in 2021 in response to emerging labor challenges, we examined our overall hourly compensation and benefits programs and adjusted our wages to reflect the broader market changes. We understand the importance of offering our employees benefits for all aspects of their lives and in 2021 added additional benefits in response to our employees' needs and consistent with this broader philosophy. Through our benefits program we hope to provide our employees with the stability they need to succeed not only in their careers, but in their personal lives as well. Benefits offered to all corporate employees, who work more than 24 hours per week include paid time-off programs including holiday, personal, vacation (adjusted in 2021 to accrue on monthly basis within 90 days of an associate's start date), family leave, commuter benefits, emergency child care, and volunteer time and retirement savings plan with company match. Additionally, all employees are eligible for assistance through our non-profit, Fiesta Family Foundation, which provides assistance to our employees who have personally suffered losses or other hardships.
Training and Development
We maintain a comprehensive training and development program for all our restaurant employees and provide both classroom and in-restaurant training for our salaried and hourly team members. Technology enhancements, expansion of leadership development curriculum and proven e-learning courses complement our Learning Management System platform to focus our team members on system-wide operating procedures by position, food preparation methods and guest service standards.
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
Our Response to COVID-19
The COVID-19 pandemic continues to affect the restaurant industry and the economy. In response to COVID-19 and in compliance with governmental restrictions, we closed the dining room seating areas in all restaurants, limiting service to take-out, drive-thru, and delivery operations beginning in mid-March 2020. We re-opened certain dining rooms with limited capacity and hours during certain times in the second half of 2020. In 2021, we re-opened substantially all remaining dining rooms. In addition, to protect the health and safety of our employees and guests, we have continued to provide face coverings for all restaurant employees and purchased additional sanitation supplies and personal protective materials, as well as tamper evident packaging seals for all digital orders, and implemented improvements to our restaurants, such as tempered glass shields at the counter and enhanced sanitation protocols. Furthermore, we continued our policies of sponsored employer paid COVID-19 testing for employees, ensured that associates were aware of our Employee Assistance Program coverage with a focus on mental health support for employees and their families, provided employees with additional two hours of paid time off for each COVID-19 vaccine shot (total of 4 hours) and maintained a program for providing employees with the necessary tools and resources to educate themselves about the benefits of the COVID-19 vaccine to enable employees to make the best decision for themselves.

Management Structure
We conduct substantially all of our operations, training, marketing, real estate, facilities and culinary research and development support functions from our Pollo Tropical division headquarters in Miami, Florida. Our executive management functions are primarily conducted from our offices in Dallas, Texas, and Miami, Florida. Our management team is led by Richard Stockinger, who serves as our President and Chief Executive Officer, Dirk Montgomery who serves as our Senior Vice President, Chief Financial Officer and Treasurer, Louis DiPietro who serves as our Senior Vice President, Chief Legal and People Officer and Corporate Secretary, Hope Diaz who serves as our Senior Vice President and Chief Marketing Officer, and Patricia Lopez Calleja who serves as our Senior Vice President of Strategic Initiatives and Chief Experience Officer.
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
Risks Related to the COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic has adversely affected, and could continue to adversely affect, our operations and results of operations.
The COVID-19 pandemic has had and is likely to continue to have a significant impact on our restaurant operations and overall business. During the pandemic's peak, we temporarily shifted to a "to-go" only operating model at many of our Pollo Tropical in Florida, suspending sit-down dining and serving our guests through take-out, drive-thru and delivery. We also implemented closures, modified hours or reductions in on-site staff, resulting in canceled shifts for some of our employees. COVID-19 has also adversely affected our ability to implement our growth plans, including delays in construction of new restaurants. In addition, to protect the health and safety of our employees and guests, we have provided and may continue to provide face coverings for all restaurant employees, purchased additional sanitation supplies and personal protective materials, as well as tamper evident packaging seals for all digital orders and implemented improvements to our restaurants, such as tempered glass shields at the counter, which have increased our operating costs and adversely affected our liquidity.
In addition, our operations have been and could continue to be disrupted by employees who are unable or unwilling to work, whether because of illness, quarantine, fear of contracting COVID-19 or caring for family members due to a COVID-19 illness. Restaurant closures, menu changes or modified hours of operation due to staffing shortages could materially adversely affect our business or results of operations, liquidity or financial condition. Additionally, the so-called "great resignation" trend that began in 2021, in which U.S. employees voluntarily resigned from their jobs in large numbers, has further strained our ability to keep our restaurants fully staffed and negatively impacted employee satisfaction.
The COVID-19 pandemic also has impacted and is likely to continue to impact our supply chain, which could negatively impact our business. These impacts could include but are not limited to disruptions in our ability to obtain ingredients, packaging and cleaning supplies due to labor shortages at our suppliers and service providers, transportation bottlenecks, or increases in raw material and commodity costs. If our suppliers do not fulfill their obligations to us, we could face shortages of food items or other supplies at our restaurants, and our results of operations and sales could be adversely impacted.
We cannot predict how resurgences of the COVID-19 virus and new variants will impact the overall economy or our guests' purchasing behaviors, so we cannot predict how long our results of operations and financial performance will be adversely impacted.
Risks Related to Human Capital
If we are not able to hire, train, reward and retain qualified restaurant employees and/or appropriately maintain our workforce, our growth plan and profitability could be adversely affected.
We rely on our restaurant team members to consistently provide high-quality food and positive experiences to our guests. Staffing in our restaurants requires us to plan effectively, which has become more complex due to the impacts of the COVID-19 pandemic and other factors limiting the available pool of applicants. The market for qualified talent has become even more competitive and we must provide increasingly competitive wages, benefits and workplace conditions to retain qualified employees. We have experienced and may continue to experience challenges in recruiting and retaining restaurant employees and in maintaining full restaurant staffing in various locations, which has resulted and may continue to result in longer wait times for guest orders, temporary closures of the digital make line and decreased employee satisfaction. A shortage of qualified candidates who meet all legal work authorization requirements, our failure to recruit and retain new restaurant employees in a timely manner or higher than expected turnover levels could affect our ability to open new restaurants, maintain or grow sales at existing restaurants or meet our labor cost objectives. In addition, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization efforts, which could negatively impact our results of operations.

Increases in labor costs could adversely impact our operating results.
Given that labor is a primary component in the cost of operating our restaurants, our business has been and could continue to be adversely impacted by increased labor costs resulting from factors such as federal, state, or local laws related to prevailing wages or in other employee benefits costs (including costs associated with health insurance coverage or workers' compensation insurance) as well as higher wages and costs of other benefits necessary to attract, hire and retain employees at all levels in a highly competitive job market. Our ability to offset higher labor costs by increasing menu prices depends on the willingness of our guests to pay the higher prices and the perceived value of our meals relative to competitors. If competitive pressures or other factors prevent us from fully offsetting higher labor costs with increased menu prices, our profitability may decline which could adversely impact our operating results.
While our employees are not currently subject to a collective bargaining agreement, if a significant portion of our employees were to become unionized and covered by a collective bargaining agreement, our labor costs could increase. Potential changes in labor laws could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, which could have an adverse effect on our business and operating results by imposing requirements that could potentially increase our costs.
Our failure to comply with various applicable federal and state employment and labor laws and regulations could have an adverse impact on our business.
Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers' compensation rates, immigration status and other wage and benefit requirements. In addition, states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the E-Verify program, an Internet-based, free program run by the United States government to verify employment eligibility, in states in which participation is required. However, use of the E-Verify program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult for us to hire and keep qualified employees. Termination of a significant number of employees who are found to be unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws.
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
Additionally, while our employees are not currently covered by any collective bargaining agreements, union organizers have engaged in efforts to organize our employees and those of other restaurant companies. If a significant portion of our employees were to become covered by collective bargaining agreements, our labor costs could increase, and it could negatively impact our culture and reduce our flexibility to attract and retain top performing employees. Labor unions have attempted, and likely will continue to attempt, to attract media attention to their organizing efforts in our restaurants, and their organizing efforts may include claims that we mistreat or undervalue our employees. Despite our efforts to provide more accurate information about our policies and practices, these messages may dissuade guests from patronizing our restaurants and could adversely impact our results of operations.
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

An increase in food costs, including those caused by the COVID-19 pandemic, could adversely affect our operating results.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the cost or availability of certain food products could affect our ability to offer a broad menu and maintain competitive prices and could materially adversely affect our profitability and reputation. The type, variety, quality and cost of produce, beef, poultry, cheese and other commodities can be subject to change and to factors beyond our control, including weather, governmental regulation, availability, seasonality and industry demand, each of which may affect our food costs or cause a disruption in our supply. While we have not experienced significant disruptions in our supply chain during 2021, costs for certain supplies and ingredients, such as packaging, chicken and freight, increased rapidly, which inflationary pressures could accelerate and/or spread to more commodities as the impacts of COVID-19 continue across the global supply chain. Although we utilize purchasing contracts to lock in the prices for a material portion of the food commodities used in our restaurants, some of the commodities used in our operations cannot be locked in for periods longer than one month. We do not use financial instruments to hedge our risk against market fluctuations in the price of commodities at this time. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.
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
Our restaurants depend on frequent deliveries of ingredients and other products. For our Pollo Tropical restaurants, we have service agreements with our primary distributors of food and paper products. Performance Food Group, Inc., is our primary distributor of food and beverage products and supplies for our Pollo Tropical restaurants under a distribution services agreement that expires on July 27, 2024. We also currently rely on two suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2022. There are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including adverse weather, unanticipated demand, labor or distribution problems, food safety issues by our suppliers or distributors, cost, and the financial health of our suppliers. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, this could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If such actions were to occur, customers could change their dining habits and affected restaurants could experience significant reductions in sales during the shortage or thereafter.
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
As of January 2, 2022, all of our Company-owned Pollo Tropical restaurants were located in Florida. Furthermore, 68% of our Company-owned Pollo Tropical restaurants were located in three counties in Florida which represents a significant amount of the brand's sales and Restaurant-level Adjusted EBITDA. Therefore, events and conditions specific to these regions, including economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida and the tourism industry in Florida may have a material impact on the success of our restaurants in those locations.
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
In most jurisdictions, if one of our employees sells alcoholic beverages to an intoxicated patron we may be liable to third parties for the acts of the patron. We cannot guarantee that those patrons will not be served or that we will not be subject to liability for their acts. Our liquor liability insurance coverage may not be adequate to cover any potential liability and insurance may not continue to be available on commercially acceptable terms or at all, or we may face increased deductibles on such insurance. A significant dram-shop claim or claims could have a material adverse effect on us as a result of the costs of defending against such claims, paying deductibles and increased insurance premium amounts, implementing improved training and heightened control procedures for our employees, and paying any damages or settlements on such claims.
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
As of January 2, 2022, a total of 31 Pollo Tropical restaurants were owned and operated by our franchisees and licensees. We do not exercise control of the day-to-day operations of our franchisees and licensees and the number of franchised or licensed restaurants may increase in the future. While we attempt to ensure that franchisee-owned and licensee-owned restaurants maintain the same high operating standards as our Company-owned restaurants, one or more of these franchisees or licensees may fail to meet these standards. Any shortcomings at our franchisee-owned and licensee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.
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
Percentage ownership of our common stock may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees. The Fiesta Restaurant Group, Inc. 2021 Stock Incentive Plan (and any successor stock incentive plan that we may adopt) provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, and other equity-based awards to our directors, officers and other employees, advisors and consultants. In addition, in the future we may also issue common stock or other securities to raise additional capital. Any new shares issued would dilute our existing shareholders.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of January 2, 2022, we leased all 138 of our Company-owned Pollo Tropical restaurants, which includes six restaurants located in in-line or storefront locations. All but one of our restaurants offer the convenience of drive-thru windows. We typically enter into leases (including renewal options) ranging from 35 to 45 years. The average remaining term for all leases for operating restaurant properties, including renewal options, was approximately 25 years as of January 2, 2022. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
As of January 2, 2022, we had no restaurants under development, 38 closed restaurant properties subleased to third parties, three closed restaurant properties under contract for future sublease or assignment to third parties and four closed restaurant properties available for sublease.
In addition to the restaurant locations, we lease approximately 21,000 square feet at 14800 Landmark Boulevard, Suite 500, Dallas, Texas which houses some of our executive offices and certain of our administrative functions. We also lease approximately 19,500 square feet at 7255 Corporate Center Drive, Miami, Florida, which houses some of our executive offices and administrative operations for our Pollo Tropical restaurants. In addition, we lease an office facility located at 3220 Keller Springs Road, Suite 108, Carrollton, Texas, which is subleased to a third party.

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

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Select Market under the symbol "FRGI". On March 4, 2022, shares of our common stock outstanding were held by 432 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency.
Dividends
We did not pay any cash dividends during 2021 or 2020. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain the majority of available funds to fund the development and growth of our business or to use for other corporate related purposes. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends and distributions to us from our subsidiaries. Our new senior credit facility limits, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
Stock Performance Graph
The following performance graph compares our cumulative total stockholder return on our common stock with the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P Small Cap 600 Restaurant Index. We have elected to use the S&P Small Cap 600 Restaurant Index in compiling our stock performance graph because we believe that index represents a comparison to competitors with similar market capitalization as us. The graph and table below assume that $100 was invested on January 1, 2017, with dividends reinvested quarterly.
The trading price of our common stock on January 1, 2017, was $29.85 and the closing price of our common stock on December 31, 2021, the last trading day before our fiscal year end date of January 2, 2022, was $11.01.

Total Cumulative Shareholder Returns
	1/1/2017	12/31/2017	12/30/2018	12/29/2019	1/3/2021	1/2/2022
Fiesta Restaurant Group, Inc.	$100.00	$63.65	$51.06	$31.76	$38.19	$36.88
NASDAQ Composite	100.00	129.64	124.98	172.81	249.51	300.25
S&P Small Cap 600 Restaurants	100.00	102.27	116.42	135.74	165.98	189.12
Issuer Purchases of Equity Securities
During the years ended December 30, 2018, and December 29, 2019, our board of directors authorized the repurchase of an aggregate 3.0 million shares of our common stock through the following actions:
•    1.5 million shares of common stock were authorized for repurchase on February 26, 2018;
•    An additional 0.5 million shares of common stock were authorized for repurchase on August 7, 2019; and
•    An additional 1.0 million shares of common stock were authorized for repurchase on November 5, 2019.
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

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended January 2, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 4, 2021 to November 7, 2021	153,918	$10.99	153,918	514,364
November 8, 2021 to December 5, 2021	156,691	10.41	156,691	357,673
December 6, 2021 to January 2, 2022	205,465	10.22	205,465	152,208
Total	516,074	$10.51	516,074
(1)    Shares purchased in open market transactions, including pursuant to a 10b5-1 plan.

ITEM 6. RESERVED

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
We use a 52- or 53-week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 2, 2022 and December 29, 2019 each contained 52 weeks. The fiscal year ended January 3, 2021 contained 53 weeks. The next fiscal year to contain 53 weeks will be the fiscal year ending January 3, 2027.
Company Overview
We own, operate and franchise the restaurant brand Pollo Tropical®, which has over 30 years of operating history and a loyal customer base. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items. We believe the brand offers a distinct and unique flavor with broad appeal at a compelling value, which differentiates it in the competitive fast-casual and quick-service restaurant segments. All but one of our restaurants offer the convenience of drive-thru windows. As of January 2, 2022, we had 138 Company-owned Pollo Tropical restaurants, all of which are located in Florida.
We franchise our Pollo Tropical restaurants primarily in international markets, and as of January 2, 2022, we had 24 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, the Bahamas and the U.S Virgin Islands, five on college campuses in Florida and locations at a hospital and a sports and entertainment stadium in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.

Events Affecting Our Results of Operations
Sale of Taco Cabana
On July 1, 2021, we entered into a stock purchase agreement for the sale of all outstanding capital stock of Taco Cabana, Inc., the parent company of the Taco Cabana business, for a cash purchase price of $85.0 million, subject to reduction for (i) closing adjustments of approximately $4.6 million related to maintenance and repair work at the Taco Cabana restaurants and landscaping replacement as a result of Winter Storm Uri, and (ii) certain other working capital adjustments as set forth in the stock purchase agreement (the "Taco Cabana Divestiture"). The transaction was completed August 16, 2021, and the Company recognized a gain on the sale of Taco Cabana of $25.0 million during the year ended January 2, 2022, which is included within income from discontinued operations, net of tax, in the consolidated statements of operations. Additionally, we filed an insurance claim for winter storm damages in Texas that occurred in the first quarter of 2021 and retained the right to receive the insurance claim proceeds. We recognized $0.9 million of insurance proceeds within income (loss) from discontinued operations, net of tax, in the fourth quarter of 2021 based on a partial settlement reached with certain insurers. We expect to recognize additional proceeds when the claim is ultimately resolved. See Note 2 of the Notes to our Consolidated Financial Statements.
Proceeds from the sale were used to fully repay Fiesta's approximately $74.6 million of outstanding term loan borrowings under our new senior credit facility and to pay divestiture transaction fees and a loan prepayment premium totaling approximately $4.2 million, comprised of a loan prepayment fee of 3.0% of the principal repaid of $2.2 million and divestiture transaction fees of approximately $2.0 million.
All revenues, costs and expenses and income taxes attributable to Taco Cabana, together with the gain on the sale of Taco Cabana and certain costs related to the transaction, have been aggregated within income (loss) from discontinued operations, net of tax, in the consolidated statements of operations for all periods presented. No amounts for shared general and administrative operating support expense were allocated to discontinued operations. Interest expenses, the amortization of premiums and debt issuance costs of our new and former senior credit facilities and the loss on extinguishment of debt under our new and former senior credit facilities are included within income (loss) from discontinued operations, net of tax. The results from discontinued operations are presented separately from the results from continuing operations within MD&A. Unless otherwise noted, amounts and disclosures throughout the MD&A relate to the Company's continuing operations.
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
Based on current conditions, we do not expect sales trends to significantly deteriorate further as a direct result of COVID-19. However, labor shortages may negatively impact sales trends and there can be no assurance that sales trends will not deteriorate further. We have implemented measures to control costs to mitigate any negative impact from the COVID-19 pandemic and labor shortages.
Labor Challenges
Hours of operations were limited in 2021 due to labor shortages which are affecting our brand and the restaurant industry. We estimate that operating hours were reduced by approximately 2.8% as a result of labor shortages in the second half of 2021. Additionally, in 2021 we experienced increased overtime due to training and staffing shortages. In response to these labor shortages and competition for labor, we implemented special incentive pay for our hourly restaurant employees from May 2021 through August 2021, provided sign-on and referral bonuses, and made permanent increases to hourly wage rates in late August 2021. We implemented a phased approach to price increases aimed at mitigating these additional labor costs with a 3.7% increase in late August 2021 and a 5.2% increase in mid-December 2021. As a result of this phased approach to price increases, Restaurant-level Adjusted EBITDA margin improvement, which is trailing the wage rate increases, is expected to result in improved Restaurant-level Adjusted EBITDA margins in future quarters compared to 2021. In addition, we believe that approximately $1.7 million of the labor cost increases in the second half of 2021 for overtime and staffing-related incentives are short term in nature. We have intensified our focus on accelerating labor optimization efforts to improve staffing efficiency, which we believe will increase both staff availability and margins.

Executive Summary—Consolidated Operating Performance for the Year Ended January 2, 2022
Our fiscal year 2021 results include the following:
•We recognized net income of $10.4 million, or $0.40 per diluted share, in 2021 compared to a net loss of $(10.2) million, or $(0.40) per diluted share in 2020, due primarily to the impact of income from discontinued operations of $18.5 million in 2021 compared to a loss from discontinued operations of $(6.8) million in 2020 due primarily to the gain on the sale of Taco Cabana in 2021. Higher Pollo Tropical labor costs, advertising costs, general and administrative expenses, repair and maintenance costs and delivery fees in 2021 were partially offset by increased comparable restaurant sales at Pollo Tropical. The impact of income from discontinued operations was also partially offset by an increase in unallocated general and administrative costs and the impact of the extra week in 2020.
•We recognized a loss from continuing operations of $(8.1) million, or $(0.31) per diluted share, in 2021 compared to a loss from continuing operations of $(3.4) million, or $(0.13) per diluted share, in 2020 primarily as a result of the foregoing.
•Total revenues increased 13.3% in 2021 to $357.3 million from $315.4 million in 2020, driven primarily by an increase in comparable restaurant sales at Pollo Tropical due in part to lapping the impact of the COVID-19 pandemic in 2020. Comparable restaurant sales increased 16.0% for our Pollo Tropical restaurants resulting from an increase in the net impact of product/channel mix and pricing of 11.8% and an increase in comparable restaurant transactions of 4.2%.
•Continuing Operations Consolidated Adjusted EBITDA decreased $1.0 million for the year ended January 2, 2022 to $25.0 million compared to $26.0 million for the year ended January 3, 2021, driven primarily by higher labor costs, advertising costs, general and administrative expenses, repair and maintenance costs and delivery fees, as well as the impact of the extra week in 2020, partially offset by higher restaurant sales. Continuing Operations Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Continuing Operations Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Continuing Operations Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."
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
Results of Operations
Unless otherwise noted, this discussion of operating results relates to our continuing operations.
The following table summarizes the changes in the number and mix of Pollo Tropical Company-owned and franchised restaurants in each fiscal year:

	2021			2020			2019
	Owned	Franchised	Total	Owned	Franchised	Total	Owned	Franchised	Total
Pollo Tropical:
Beginning of year	138	29	167	142	32	174	139	30	169
New	—	2	2	—	2	2	3	2	5
Closed	—	—	—	(4)	(5)	(9)	—	—	—
End of year	138	31	169	138	29	167	142	32	174

The following table sets forth, for the years ended January 2, 2022, January 3, 2021 and December 29, 2019, selected consolidated operating results as a percentage of restaurant sales:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
	Pollo Tropical
Costs and expenses:
Cost of sales	30.5%	31.9%	31.8%
Restaurant wages and related expenses	25.8%	23.7%	23.5%
Restaurant rent expense	6.6%	7.2%	6.1%
Other restaurant operating expenses	16.1%	15.1%	13.8%
Advertising expense	3.2%	2.7%	3.4%
Pre-opening costs	—%	—%	0.1%
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
Total revenues increased 13.3% to $357.3 million in 2021 from $315.4 million in 2020, while the 2020 total revenues represent a decrease of 13.2% from $363.5 million in 2019. Restaurant sales increased 13.2% to $355.5 million in 2021 from $314.1 million in 2020, while 2020 restaurant sales represent a decrease of 13.2% from $361.7 million in 2019.
The following table presents the primary drivers of the increase or decrease in restaurant sales for Pollo Tropical (in millions):

	2021 vs. 2020	2020 vs. 2019
Pollo Tropical:
Increase (decrease) in comparable restaurant sales	$48.7	$(51.7)
Decrease in sales related to closed restaurants, net of new restaurants and other	(1.5)	(1.7)
Additional week in 2020	(5.8)	5.8
Total increase (decrease)	$41.4	$(47.6)
Restaurants are included in comparable restaurant sales after they have been open for 18 months. Restaurants are excluded from comparable restaurant sales for any fiscal month in which the restaurant was closed for more than five days. Comparable restaurant sales are compared to the same period in the prior year. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week fiscal year. Restaurant sales for the extra week in the fiscal year ended January 3, 2021 have been excluded for purposes of calculating the change in comparable company-owned restaurant sales. Comparable restaurant sales in 2020 were negatively impacted by governmental restrictions, closed dining rooms, reductions in operating hours and reduced staffing as a result of COVID-19. We believe our significant mix of dine-in sales prior to the pandemic had a negative impact on comparable restaurant sales.
Comparable restaurant sales increased 16.0% for Pollo Tropical restaurants in 2021. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by changes in sales channel and sales mix, and to a lesser extent, menu price increases net of discounts and promotions.
An increase in the net impact of product/channel mix and pricing of 11.8% was coupled with an increase in comparable restaurant transactions of 4.2% in 2021 compared to 2020. The increase in product/channel mix and pricing was driven primarily by increases in delivery and drive-thru average check and sales channel penetration, and menu price increases of 4.6%. Comparable restaurant sales in 2021 decreased 1.1% compared to 2019. We believe restaurant sales were negatively impacted by staffing challenges and reduced operating hours and sales channels due to labor shortages in 2021. Comparable restaurant sales in adequately staffed markets increased 18.7% in 2021 compared to 2020. Hurricane Dorian negatively impacted comparable restaurant sales in 2019.

Comparable restaurant sales decreased 14.7% for Pollo Tropical in 2020. A decrease in comparable restaurant transactions of 22.1% was partially offset by an increase in the net impact of product/channel mix and pricing of 7.4% in 2020 compared to 2019. The increase in product/channel mix and pricing was driven primarily by increases in delivery and drive-thru average check and sales channel penetration, and menu price increases of 0.4%.
Franchise revenues increased $0.5 million to $1.8 million in 2021 compared to 2020 due to higher sales at franchised restaurants in 2021 primarily as a result of the impact of COVID-19 in 2020. Franchise revenues decreased $0.5 million to $1.2 million in 2020 compared to 2019 due to lower sales at franchised restaurants as a result of the impact of COVID-19 in 2020.
Operating costs and expenses. Operating costs and expenses include cost of sales, restaurant wages and related expenses, other restaurant expenses and advertising expenses. Cost of sales consists of food, paper and beverage costs including packaging costs, less rebates and purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. Key commodities, including chicken, are generally purchased under contracts for future periods of up to one year. While we have not experienced significant disruptions in our supply chain or food costs during 2021, costs for certain commodities are expected to increase in 2022.
Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related taxes and benefits are subject to inflation, including from factors such as labor supply and changing market conditions, as well as minimum wage increases and changes in costs for health insurance, workers' compensation insurance and state unemployment insurance.
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

The following table presents the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical. All percentages are stated as a percentage of restaurant sales.

	2021 vs. 2020	2020 vs. 2019
Pollo Tropical:
Cost of sales:
Menu price increases	(0.9)%	(0.2)%
Lower promotions and discounts	(0.5)%	(0.2)%
Sales mix	(0.3)%	0.8%
Higher commodity costs	0.4%	0.1%
Operating inefficiencies (efficiencies)	0.1%	(1.0)%
Lower rebates and discounts from suppliers	—%	0.3%
Other(1)	(0.2)%	0.3%
Net increase (decrease) in cost of sales as a percentage of restaurant sales	(1.4)%	0.1%

Restaurant wages and related expenses:
Higher (lower) labor costs due to higher wage rates and overtime partially offset by the impact of labor efficiencies(2)	1.3%	(0.3)%
Higher labor costs including special incentive pay and sign-on bonuses(3)	0.4%	0.5%
Higher incentive bonus(4)	0.3%	—%
Higher payroll taxes and workers' compensation costs	0.3%	—%
Lower medical benefits costs	(0.3)%	—%
Other(1)	0.1%	—%
Net increase in restaurant wages and related expenses as a percentage of restaurant sales	2.1%	0.2%

Other operating expenses:
Higher delivery fee expense due to higher delivery channel sales	0.7%	1.5%
Higher (lower) repairs and maintenance costs	0.6%	(0.3)%
Impact of higher restaurant sales on utilities costs	(0.3)%	—%
Other(1)	—%	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.0%	1.3%

Advertising expense:
Increased (reduced) advertising	0.5%	(0.7)%
Net increase (decrease) in advertising expense as a percentage of restaurant sales	0.5%	(0.7)%

Pre-opening costs:
Decrease in number of restaurant openings	—%	(0.1)%
Net change in pre-opening costs as a percentage of restaurant sales	—%	(0.1)%
(1)    Other consists of any other driver with an impact of less than 20 basis points.
(2)    Higher wage rates and overtime pay due in part to labor shortages in 2021. Lower labor costs in 2020 compared to 2019 resulted from labor efficiencies in 2020.
(3)    Change in 2020 compared to 2019 primarily includes the impact of COVID-19 related special incentive pay and quarantine pay, which is partially offset (0.1%) by lower incentive bonus resulting from the special incentive pay.
(4)    Primarily due to guaranteed bonus payments due to staffing challenges. Guaranteed bonus payments, which were lower in 2020, are included in other labor costs in 2020.

Restaurant Rent Expense. Restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.6% in 2021 from 7.2% in 2020, due primarily to the impact of higher comparable restaurant sales which were partially offset by higher rental costs related to sale-leasebacks and lease renewals. Restaurant rent expense, as a percentage of total restaurant sales, was 7.2% in 2020 compared to 6.1% in 2019, due primarily to the impact of lower comparable restaurant sales.
General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brand and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees, corporate system costs, and stock-based compensation expense.
General and administrative expenses increased to $45.5 million in 2021 from $39.8 million in 2020, and as a percentage of total revenues, were 12.7% in 2021 and 12.6% in 2020 due primarily to higher digital and brand repositioning costs, higher continuing mobile app development and maintenance costs and higher incentive and other support center costs including additional costs related to the sale of Taco Cabana, partially offset by higher total revenues. General and administrative expenses include corporate overhead costs allocated to Taco Cabana that are not included in discontinued operations. General and administrative expenses in 2021 also included $3.3 million related to digital and brand repositioning costs. General and administrative expense in 2020 included $0.7 million related to severance costs associated with positions eliminated in response to the COVID-19 pandemic, $0.4 million related to digital and brand repositioning costs, and $0.1 million related to search fees for senior executive positions.
General and administrative expenses decreased to $39.8 million in 2020 from $41.9 million in 2019, and as a percentage of total revenues, were 12.6% in 2020 and 11.5% in 2019 due primarily to the impact of lower total revenues partially offset by lower management support costs primarily as a result of headcount reductions in the second quarter of 2020, reduced travel and other cost savings initiatives. General and administrative expense in 2019 included $0.9 million related to restructuring costs due to eliminated or relocated positions, $0.2 million related to digital and brand repositioning costs and $0.5 million related to search fees for senior executive positions.
Adjusted EBITDA. Adjusted EBITDA is the primary measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources and assessing performance and is defined as earnings before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants.
Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted EBITDA includes an allocation of certain general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, development, and other administrative functions. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Adjusted EBITDA and Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Adjusted EBITDA for Pollo Tropical restaurants increased to $36.8 million, or 10.3% of total revenues, in 2021 from $36.5 million, or 11.6% of total revenues, in 2020 due primarily to the impact of higher restaurant sales and improved cost of sales margins, partially offset by higher labor costs, delivery fees, repair and maintenance costs, advertising and general and administrative costs, and the impact of the extra week in 2020. Continuing Operations Consolidated Adjusted EBITDA, a non-GAAP financial measure, decreased to $25.0 million in 2021 from $26.0 million in 2020. For a reconciliation from net income (loss) to Continuing Operations Consolidated Adjusted EBITDA, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Adjusted EBITDA for Pollo Tropical restaurants decreased to $36.5 million, or 11.6% of total revenues, in 2020 from $50.6 million (which includes the estimated negative impact of Hurricane Dorian of $0.6 million), or 13.9% of total revenues, in 2019 due primarily to the impact of lower restaurant sales, including the impact of COVID-19, higher delivery fee expense, and additional costs related to the COVID-19 pandemic, partially offset by lower advertising expense, labor costs as a percentage of restaurant sales due to labor efficiencies, certain other operating expenses, and general and administrative expenses. In addition, we estimate the additional week of sales in our fiscal 2020 had a $1.7 million favorable impact on Adjusted EBITDA for Pollo Tropical in 2020.

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
Restaurant-level Adjusted EBITDA for Pollo Tropical was $63.1 million (17.7% of restaurant sales), $61.3 million (19.5% of restaurant sales) and $77.6 million (which includes the estimated negative impact of Hurricane Dorian of $0.6 million) (21.4% of restaurant sales) in 2021, 2020 and 2019, respectively. The changes in Restaurant-level Adjusted EBITDA were primarily due to the foregoing. In addition, we estimate the additional week of sales in our fiscal 2020 had a $2.0 million favorable impact on Restaurant-level Adjusted EBITDA for Pollo Tropical in 2020 compared to 2019 and an unfavorable impact in 2021 compared to 2020. For a reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $20.6 million in 2021 from $22.0 million in 2020 due primarily to decreased depreciation as a result of entering into sale-leaseback transactions for several owned restaurant locations and impairing closed restaurant assets, partially offset by an increase in depreciation related to ongoing reinvestment and enhancements to our restaurants. Depreciation and amortization expense decreased to $22.0 million in 2020 from $22.2 million in 2019 due primarily to decreased depreciation as a result of impairing closed restaurant assets, partially offset by an increase in depreciation related to new restaurant openings and ongoing reinvestment and enhancements to our restaurants.
Impairment and Other Lease Charges. Impairment and other lease charges decreased to $1.5 million in 2021 from $8.0 million in 2020.
Impairment and other lease charges in 2021 include impairment charges of $2.1 million related primarily to the impairment of assets from five underperforming Pollo Tropical restaurants and impairment of equipment from previously closed restaurants, partially offset by net gains from lease terminations of $(0.6) million.
Impairment and other lease charges increased to $8.0 million in 2020 from less than $0.1 million in 2019. Impairment and other lease charges in 2020 include impairment charges of $7.3 million related primarily to the impairment of assets from three underperforming Pollo Tropical restaurants, two of which we closed in the third quarter of 2020, the write-down of saucing islands and self-service soda machines that are being removed from dining rooms as a result of COVID-19 and the write-down of assets held for sale to their fair value less costs to sell, and lease termination charges of $0.9 million for restaurant locations we decided not to develop, net of a gain from lease terminations of $(0.2) million.
Impairment and other lease charges in 2019 consisted of impairment charges of $0.8 million and net lease charge recoveries of $(0.8) million. Impairment charges in 2019 also included right-of-use assets and were related primarily to previously closed Pollo Tropical restaurants, while the net lease charge recoveries were related primarily to lease terminations for previously closed restaurants.
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
For seven Pollo Tropical restaurants with combined carrying values (excluding right-of-use lease assets) of $4.9 million, projected cash flows are not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.

Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $3.0 million in 2021 and consisted of closed restaurant rent and ancillary lease costs of $9.1 million net of sublease income of $(6.1) million.
Closed restaurant rent expense, net of sublease income was $4.3 million in 2020 and consisted of closed restaurant rent and ancillary lease costs of $9.2 million net of sublease income of $(4.9) million.
Closed restaurant rent expense, net of sublease income was $3.3 million in 2019 and consisted of closed restaurant rent and ancillary lease costs of $6.8 million net of sublease income of $(3.4) million.
Other Expense (Income), Net. Other expense (income), net was $0.5 million in 2021 and primarily consisted of costs for the removal, transfer and storage of equipment from closed restaurants. Other expense (income), net in 2020 primarily consisted of total gains of $(3.3) million on the sale-leaseback of five restaurant properties and the sale of three restaurant properties, partially offset by $0.5 million in costs for the removal, transfer and storage of equipment from closed restaurants and other closed restaurant costs and $0.7 million for the write-off of site development costs. Other expense (income), net in 2019 primarily consisted of $0.7 million in costs for the removal, transfer and storage of equipment from closed restaurants and $0.1 million for the write-off of site development costs.
Interest Expense. Interest expense increased $0.1 million to $0.4 million in 2021 from 2020. Interest expense remained flat at $0.3 million in 2020 compared to 2019. Interest charges related to our new senior credit facility and former amended senior credit facility are included in discontinued operations for all periods presented.
Provision for (Benefit from) Income Taxes. The effective tax rate was (15.5)% for the year ended January 2, 2022, and 67.5% for the year ended January 3, 2021. The provision for income taxes for 2021 includes changes in the valuation allowance as a result of originating temporary differences during the year and a reserve for unrecognized tax benefits.
The effective tax rate was 67.5% for 2020 and 120.3% for 2019. The benefit from income taxes for 2020 includes a benefit related to the carryback of net operating losses and reclassifying certain assets as qualified improvement property as permitted by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other changes to depreciation methods for certain assets made in conjunction with a cost segregation study conducted prior to filing our 2019 federal income tax return, as well as a decrease to the valuation allowance on our deferred tax assets related to changes in our deferred tax assets and liabilities. The provision for income taxes for 2019 included the effect of establishing a valuation allowance on our deferred income taxes.
The CARES Act, which was signed into law on March 27, 2020, includes provisions that allow net operating losses arising in 2018, 2019, and 2020 to be carried back for up to five years and includes technical amendments that are retroactive to 2018 which permit certain assets to be classified as qualified improvement property and expensed immediately.
Income from Discontinued Operations, Net of Tax. All revenues, costs and expenses and income taxes attributable to Taco Cabana have been aggregated within income (loss) from discontinued operations, net of tax, in the consolidated statements of operations for all periods presented. Income from discontinued operations, net of tax, was $18.5 million in 2021 compared to a loss from discontinued operations, net of tax, of $(6.8) million and $(82.4) million in 2020 and 2019, respectively. Taco Cabana results of operations are included through August 15, 2021 for the year ended January 2, 2022 compared to a full year in 2020 due to the sale of Taco Cabana on August 16, 2021.
A gain of $25.0 million was recognized on the sale of Taco Cabana in 2021. See Note 2 of the Notes to our Consolidated Financial Statements.
Net Income (Loss). As a result of the foregoing, we had net income of $10.4 million in 2021 compared to a net loss of $(10.2) million and $(84.4) million in 2020 and 2019, respectively.

Liquidity and Capital Resources
Unless otherwise noted, this discussion of liquidity and capital resources relates to our combined operations.
We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. Although, as a result of our substantial cash balance, we did not have a working capital deficit at January 2, 2022, we have the ability to operate with a substantial working capital deficit (and we have historically operated with a working capital deficit) because:
•Restaurant operations are primarily conducted on a cash basis;
•Rapid turnover results in a limited investment in inventories; and
•Cash from sales is usually received before related liabilities for supplies and payroll become due.
Operating Activities. Net cash provided by operating activities for 2021, 2020, and 2019 was $14.1 million, $40.3 million and $65.0 million, respectively. The $26.2 million decrease in net cash provided by operating activities in 2021 compared to 2020 was driven primarily by the timing of payments, including the impact of the timing of payments related to Taco Cabana and vendor and landlord payment term renegotiations in 2020, and a decrease in Adjusted EBITDA. The $24.8 million decrease in net cash provided by operating activities in 2020 compared to 2019 was driven primarily by a decrease in Adjusted EBITDA and the receipt of a tax refund in 2019, partially offset by the timing of payments. The impact of extended vendor payment terms in 2020 was partially offset by the payment of January 2021 rent in fiscal 2020 as a result of the 53rd week in fiscal 2020.
Investing Activities. Net cash provided by investing activities in 2021 and 2020 was $59.8 million and $8.4 million, respectively. Net cash used in investing activities 2019 was $39.4 million. Capital expenditures are typically the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures from continuing operations for the periods presented (dollars in thousands):

	Pollo Tropical	Other	Continuing Operations
Year ended January 2, 2022:
New restaurant development	$—	$—	$—
Restaurant remodeling	1,097	—	1,097
Other restaurant capital expenditures(1)	9,682	—	9,682
Corporate and restaurant information systems	1,645	602	2,247
Total capital expenditures	$12,424	$602	$13,026
Number of new restaurant openings	—		—
Year ended January 3, 2021:
New restaurant development	$1,009	$—	$1,009
Restaurant remodeling	358	—	358
Other restaurant capital expenditures(1)	6,542	—	6,542
Corporate and restaurant information systems	1,254	1,320	2,574
Total capital expenditures	$9,163	$1,320	$10,483
Number of new restaurant openings	—		—
Year ended December 29, 2019:
New restaurant development	$7,325	$—	$7,325
Restaurant remodeling	1,654	—	1,654
Other restaurant capital expenditures(1)	10,069	—	10,069
Corporate and restaurant information systems	2,873	1,201	4,074
Total capital expenditures	$21,921	$1,201	$23,122
Number of new restaurant openings	3		3
(1)Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended January 2, 2022, January 3, 2021 and December 29, 2019, total restaurant repair and maintenance expenses were approximately $12.5 million, $9.3 million, and $11.7 million, respectively.

The following table sets forth our capital expenditures from discontinued operations for the periods presented (dollars in thousands):

Taco Cabana
Year ended January 2, 2022:
New restaurant development	$—
Restaurant remodeling	1,283
Other restaurant capital expenditures(1)	5,050
Corporate and restaurant information systems	169
Total capital expenditures	$6,502
Number of new restaurant openings	—
Year ended January 3, 2021:
New restaurant development	$854
Restaurant remodeling	745
Other restaurant capital expenditures(1)	4,728
Corporate and restaurant information systems	1,559
Total capital expenditures	$7,886
Number of new restaurant openings	1
Year ended December 29, 2019:
New restaurant development	$4,065
Restaurant remodeling	919
Other restaurant capital expenditures(1)	9,266
Corporate and restaurant information systems	3,875
Total capital expenditures	$18,125
Number of new restaurant openings	3
(1)Excludes restaurant repair and maintenance expenses included in income (loss) from discontinued operations in our consolidated financial statements. For the years ended January 2, 2022, January 3, 2021 and December 29, 2019, total restaurant repair and maintenance expenses were approximately $5.5 million, $8.1 million, and $11.5 million, respectively.
Cash provided by investing activities from continuing operations in 2020 included net proceeds of $13.3 million from the sale-leaseback of five restaurant properties and $5.3 million from the sale of an additional three restaurant properties. In 2019, investing activities from continuing operations also included net proceeds of $1.8 million from the sale of one restaurant property.
Cash provided by investing activities from discontinued operations in 2021 included net proceeds of $74.9 million from the sale of Taco Cabana, $3.1 million from the sale-leaseback of two restaurant properties and $1.3 million from the sale of an additional restaurant property. Cash provided by investing activities from discontinued operations in 2020 included net proceeds of $4.0 million from the sale-leaseback of two restaurant properties and $4.3 million from the sale of an additional three restaurant properties.
Total capital expenditures in 2022 are expected to be between $25.0 million and $30.0 million.
Financing Activities. Net cash used in financing activities in 2021 was $86.8 million and included term loan borrowing repayments under our new senior credit facility of $75.0 million, $9.4 million in payments to repurchase our common stock and a $2.2 million payment for a premium associated with extinguishment of the term loan under our new senior credit facility.
Net cash used in financing activities in 2020 included net revolving credit borrowing repayments under our former amended senior credit facility of $75.0 million, $3.0 million in payment of debt issuance costs associated with our former amended senior credit facility and new senior credit facility combined with $3.7 million in payments to repurchase our common stock, partially offset by proceeds of $73.5 million under our new senior credit facility.
Net cash used in financing activities in 2019 included $14.3 million in payments to repurchase our common stock combined with net revolving credit borrowing repayments under our former senior credit facility of $3.0 million.

New Senior Credit Facility. On November 23, 2020, we terminated our former amended senior secured revolving credit facility, referred to as the "former senior credit facility," and entered into a new senior secured credit facility, which is referred to as the "new senior credit facility." The new senior credit facility was comprised of a term loan facility (the "term loan facility") of $75.0 million and a revolving credit facility (the "revolving credit facility") of up to $10.0 million and matures on November 23, 2025. The new senior credit facility also provides for potential incremental term loan borrowing increases of up to $37.5 million in the aggregate, subject to, among other items, compliance with a minimum Total Leverage Ratio and other terms specified in the new senior credit facility. As required by the terms of the new senior credit facility, the proceeds from the sale of Taco Cabana were used to fully repay our outstanding term loan borrowings on August 16, 2021. The early repayment was subject to a 103% loan prepayment premium.
The new senior credit facility provides that we must maintain minimum Liquidity (as defined in the new senior credit facility) of $20.0 million (the "Liquidity Threshold") until January 3, 2022. The new senior credit facility also provides that we are not required to be in compliance with the Total Leverage Ratio under the new senior credit facility until the earlier of January 3, 2022, or the date in which Liquidity is less than the Liquidity Threshold. We will be permitted to exercise equity cure rights with respect to compliance with the Total Leverage Ratio subject to certain restrictions as set forth in the new senior credit facility.
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

As of January 2, 2022, we were in compliance with the financial covenants under our new senior credit facility. At January 2, 2022, $10.0 million was available for borrowing under the revolving credit facility.
Former Senior Credit Facility and Former Amended Senior Credit Facility. On July 10, 2020, we entered into the Second Amendment to Credit Agreement (as previously defined as the "former amended senior credit facility") among Fiesta and a syndicate of lenders that included adjustments to our covenants that were more reflective of current sales and profit trends. Pursuant to the former amended senior credit facility, the available revolving credit borrowings under the former amended senior credit facility were reduced from $150.0 million to $95.0 million in a phased reduction beginning with a $30.0 million permanent reduction that occurred on July 10, 2020. The former amended senior credit facility was terminated on November 23, 2020.
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
Cash Requirements
Our significant cash requirements within the next twelve months include working capital requirements, operating lease obligations and capital expenditures, as well as purchase obligations and insurance liabilities. We believe our cash reserves, cash generated from our operations, and availability of borrowings under our new senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs and capital expenditures for the next twelve months. We used the net proceeds from the sale of Taco Cabana to repay all of the outstanding term loan borrowings under our new senior credit facility in the third quarter of 2021.

Our significant cash requirements under our various contractual obligations and commitments include:
•    Operating Lease Obligations. See Note 8 of the Notes to our Consolidated Financial Statements for information on our operating and finance lease obligations and the amount and timing of future payments.
•Capital Expenditures. See Investing Activities subsection in this MD&A under the heading titled Liquidity and Capital Resources.
•    Insurance Liabilities. Insurance liabilities include obligations associated with employee health care, workers' compensation claims and general liability claims, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheet as of January 2, 2022. See Note 7 of the Notes to our Consolidated Financial Statements for more information about our insurance liabilities.
•Purchase Obligations. Purchase obligations include agreements to purchase goods or services that are legally binding on us and that specify all significant terms. Our purchase obligations are primarily related to our Enterprise Resource planning systems for which an aggregate of $2.5 million is due in 2022.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
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

Critical Accounting Estimates
Our Consolidated Financial Statements and accompanying Notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1—Basis of Presentation in the Notes to our Consolidated Financial Statements. Critical accounting estimates are those that require application of management's most difficult, subjective, or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. These estimates involve a significant level of estimation uncertainty and are reasonably likely to have a material impact of the financial condition or results of operations.
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
Insurance Liabilities. We are insured for workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and for general liability, medical insurance and certain workers' compensation claims in the aggregate. At January 2, 2022, we had $9.5 million accrued for these insurance claims. At January 3, 2021, we had $10.4 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, with the assistance of actuaries, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities and those adjustments could be material.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment annually or more frequently when events and circumstances indicate that the carrying amount may be impaired. We have elected to conduct our annual impairment review of goodwill assets as of the last day of our fiscal year. We may first qualitatively assess goodwill impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative analysis is performed by examining key events and circumstances affecting fair value. If it is determined it is more likely than not that the reporting unit's fair value is not greater than its carrying amount, we perform a quantitative assessment. We adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04") in 2019, which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
In performing a quantitative assessment for impairment, we compare the net book value of our reporting unit to its estimated fair value. In determining the estimated fair value of the reporting unit, we employ a combination of a discounted cash flow analysis based on management's best estimates of future cash flows and one or two market-based approaches. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting unit including projections regarding future operating results, anticipated growth rates, the weighted average cost of capital used to discount projected cash flows, and market multiples.
We performed a qualitative assessment, which included examining key events and circumstances affecting fair value, for our annual impairment review as of January 2, 2022, and determined it was more likely than not that the Pollo Tropical reporting unit's fair value was greater than its carrying amount. As of January 2, 2022, our Pollo Tropical reporting unit goodwill has a carrying value of $56.3 million. See Note 5 of the Notes to our Consolidated Financial Statements.
We estimate the fair value of the Pollo Tropical reporting unit significantly exceeds its carrying value as of January 2, 2022. The estimates and assumptions used to determine and assess fair value may differ from actual future events and if these estimates or related projections change significantly in the future, we may be required to record material impairment charges for goodwill assets.

Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment and operating lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying value of the restaurant asset group may not be recoverable. In addition to considering management's plans, known regulatory/governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), we consider an event indicating that the carrying value may not be recoverable to have occurred related to a specific restaurant if the restaurant's cash flows for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant's assets. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values. We have elected to exclude operating lease payments and liabilities from future cash flows and carrying values, respectively, in the comparison. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. Our estimates of future cash flows are highly subjective judgments based on internal projections and knowledge of our operations, historical performance and current trends in sales and restaurant operating costs. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions and, for right-of-use lease assets, current market lease rent and discount rates, which are subject to a high degree of judgment. If these estimates or assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material.
For seven Pollo Tropical restaurants with combined carrying values (excluding right-of-use lease assets) of $4.9 million, projected cash flows are not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material. See Note 6 of the Notes to our Consolidated Financial Statements.
Lease Accounting. Judgments made by management for our lease obligations include the determination of our incremental borrowing rate, the determination of standalone selling prices used to allocate the consideration in the contract, and the length of the lease term, which includes the determination of renewal options that are reasonably assured. The lease term can affect the classification of a lease as finance or operating for accounting purposes, the amount of the lease liability and corresponding right-of-use lease asset recognized, the term over which related leasehold improvements for each restaurant are amortized and any rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
We use our estimated incremental borrowing rate in determining the present value of lease payments for purposes of determining lease classification and recording lease liabilities and lease assets on our consolidated balance sheet. Our incremental borrowing rate is determined based on a synthetic credit rating, determined using a valuation model, adjusted to reflect a secured credit rating and a developed spread curve, if applicable, applied to a risk-free rate yield curve. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially. Changes in the determination of our incremental borrowing rate could also have an impact on the depreciation and interest expense recognized for finance leases. See Note 8 of the Notes to our Consolidated Financial Statements.
Valuation of Deferred Income Tax Assets. Deferred tax assets and liabilities, which represent temporary differences between the financial statement and tax basis of assets and liabilities, are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent we believe these assets will more likely than not be realized. A valuation allowance is established to reduce the carrying amount of deferred tax assets if we believe it is more likely than not that a portion or all of the tax benefit from these deferred tax assets will not be realized. The realization of a deferred tax asset is dependent on the generation of sufficient taxable income in future periods, and the reversal of existing taxable temporary differences in the applicable periods. In evaluating the realizability of our deferred tax assets, we perform an assessment of positive and negative evidence. The weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. Objective historical evidence is given greater weight than subjective evidence such as forecasts of future taxable income. We considered three years of cumulative operating income (loss) in evaluating the objective evidence that historical results provide. Objective negative evidence limits our ability to consider other subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and placing greater weight on the objective evidence, we determined that it is more likely than not that our deferred tax assets will not be fully realized in future periods. We recorded a $9.3 million valuation allowance to reduce our deferred tax assets in 2019, which increased our tax expense. Based on changes in our deferred tax assets and liabilities in 2020, adjustments to our valuation allowance totaling $0.4 million were recorded in 2020 resulting in a valuation allowance of $9.7 million as of January 3, 2021. Based on changes in our deferred tax assets and liabilities in 2021, adjustments to our valuation allowance totaling $0.2 million were recorded in 2021 resulting in a valuation allowance of $9.9 million as of January 2, 2022. If we generate sufficient taxable income in the future to fully utilize the tax benefits of the deferred tax assets on which a valuation allowance was recorded, a portion or all of the valuation allowance could be reversed, which would decrease our tax expense in the period or periods in which the valuation allowance is reversed. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion in order to assess whether such conclusion remains appropriate in future periods. Separate valuation allowances, not subject to the critical accounting estimates, for the income tax capital loss generated on the sale of Taco Cabana in 2021 and a foreign tax credit have been established as we do not expect to generate sufficient future taxable income related to those tax attributes. See Note 10 of the Notes to our Consolidated Financial Statements.
New Accounting Pronouncements
See Note 1 of the Notes to our Consolidated Financial Statements for a discussion of recently issued and adopted accounting standards.

Management's Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA (including Continuing Operations Consolidated Adjusted EBITDA and Continuing Operations Adjusted EBITDA) is a non-GAAP financial measure. We use Consolidated Adjusted EBITDA in addition to net income and income from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe this measure is an important indicator of our operational strength and the performance of our business and it provides a view of operations absent non-cash activity and items that are not related to the ongoing operation of our restaurants or affect comparability period over period. Consolidated Adjusted EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies and should not be considered as an alternative to net income (loss), earnings (loss) per share, cash flows from operating activities or other financial information determined under GAAP.
The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Adjusted EBITDA includes an allocation of certain general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, construction and other administrative functions. See Note 12 of the Notes to our Consolidated Financial Statements.
We also use Restaurant-level Adjusted EBITDA as a supplemental measure to evaluate the performance and profitability of our restaurants in the aggregate, which is defined as Adjusted EBITDA excluding franchise royalty revenues and fees, pre-opening costs, and general and administrative expenses (including corporate-level general and administrative expenses). Restaurant-level Adjusted EBITDA margin is derived by dividing Restaurant-level Adjusted EBITDA by restaurant sales. Restaurant-level Adjusted EBITDA is also a non-GAAP financial measure.
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

A reconciliation from consolidated net income (loss) to Continuing Operations Consolidated Adjusted EBITDA follows (in thousands). All amounts are from continuing operations unless otherwise indicated.

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019

Net income (loss)	$10,370	$(10,211)	$(84,386)
Loss (income) from discontinued operations	(18,455)	6,825	82,391
Provision for (benefit from) income taxes	1,083	(7,044)	11,830
Income (loss) before taxes	(7,002)	(10,430)	9,835
Add:
Non-general and administrative adjustments:
Depreciation and amortization	20,574	22,009	22,186
Impairment and other lease charges	1,538	8,023	15
Interest expense	374	292	325
Closed restaurant rent expense, net of sublease income(1)	2,999	4,331	3,260
Other expense (income), net	478	(2,098)	862
Stock-based compensation expense	53	73	70
Total non-general and administrative adjustments	26,016	32,630	26,718
General and administrative adjustments:
Stock-based compensation expense	4,163	2,681	2,320
Restructuring costs and retention bonuses(2)	18	686	891
Digital and brand repositioning costs(3)	1,821	424	207
Total general and administrative adjustments	6,002	3,791	3,418
Consolidated Adjusted EBITDA	$25,016	$25,991	$39,971
Total revenues	$357,277	$315,358	$363,473
Adjusted EBITDA as a percentage of total revenues	7.0%	8.2%	11.0%
(1)     Closed restaurant rent, net of sublease income, for the years ended January 2, 2022, January 3, 2021 and December 29, 2019 primarily consists of closed restaurant lease costs of $9.1 million, $9.2 million and $6.8 million, respectively, partially offset by sublease income of $(6.1) million, $(4.9) million and $(3.4) million, respectively.
(2)    Restructuring costs and retention bonuses for the year ended January 3, 2021, include severance costs related to eliminated positions related to terminations in response to the COVID-19 pandemic. Restructuring costs and retention bonuses for the year ended December 29, 2019, include severance costs related to eliminated positions.
(3)     Digital and brand repositioning costs for the years ended January 2, 2022, January 3, 2021 and December 29, 2019 include consulting costs related to repositioning the brand and digital experience for our customers.

A reconciliation from Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

Year Ended	Pollo Tropical	Other	Continuing Operations
January 2, 2022:
Adjusted EBITDA(1)	$36,802	$(11,786)	$25,016
Restaurant-level adjustments:
Add: Other general and administrative expense(2)	28,041	11,481	39,522
Less: Franchise royalty revenue and fees	1,785	—	1,785
Restaurant-level Adjusted EBITDA(1)	$63,058	$(305)	$62,753
Restaurant sales	$355,492		$355,492
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	17.7%		17.7%

January 3, 2021:
Adjusted EBITDA(1)	$36,517	$(10,526)	$25,991
Restaurant-level adjustments:
Add: Other general and administrative expense(2)	25,995	10,062	36,057
Less: Franchise royalty revenue and fees	1,246	—	1,246
Restaurant-level Adjusted EBITDA(1)	$61,266	$(464)	$60,802
Restaurant sales	$314,112		$314,112
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	19.5%		19.4%

December 29, 2019:
Adjusted EBITDA(1)	$50,560	$(10,589)	$39,971
Restaurant-level adjustments:
Add: Pre-opening costs	380	—	380
Add: Other general and administrative expense(2)	28,400	10,088	38,488
Less: Franchise royalty revenue and fees	1,780	—	1,780
Restaurant-level Adjusted EBITDA(1)	$77,560	$(501)	$77,059
Restaurant sales	$361,693		$361,693
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	21.4%		21.3%
(1)     Corporate overhead that was previously allocated to Taco Cabana is now included within "Other" because it is not a component of discontinued operations.
(2)    Excludes general and administrative adjustments included in Adjusted EBITDA.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our new senior credit facility, under which we did not have any outstanding borrowings as of January 2, 2022. Borrowings under our new senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1)    the Base Rate plus the Applicable Margin of 6.75% with a minimum Base Rate of 2.00%, or
2)    the LIBOR (or Benchmark Replacement) Rate plus the Applicable Margin of 7.75%, with a minimum LIBOR (or Benchmark Replacement) Rate of 1.00%.
For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. As of January 2, 2022, we had no outstanding borrowings, thus minimal market risk. Future market risk will be limited to the borrowings made on our revolving credit facility.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2022.

Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the fourth quarter of 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of January 2, 2022 based on the criteria set forth in a report titled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 2, 2022, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fiesta Restaurant Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of January 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2022, of the Company and our report dated March 9, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Dallas, Texas
March 9, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.frgi.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements - Fiesta Restaurant Group, Inc. and Subsidiaries
(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-34
Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits

Exhibit No.	Description

2.1
Stock Purchase Agreement dated as of July 1, 2021 among Fiesta Restaurant Group, Inc. ("Fiesta"), YTC Enterprises, LLC and Yadav Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to Fiesta's Current Report on Form 8-K filed on July 7, 2021)

2.2
Amendment to Stock Purchase Agreement dated as of August 16, 2021 among Fiesta, YTC Enterprises, LLC and Yadav Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to Fiesta's Current Report on Form 8-K filed on August 20, 2021)

2.3
Second Amendment to Stock Purchase Agreement dated as of November 10, 2021 among Yadav Enterprises, Inc., YTC Enterprises, LLC and Fiesta (incorporated by reference to Exhibit 10.1 to Fiesta's Quarterly Report on Form 10-Q for the period ended October 3, 2021)

3.1	Amended and Restated Certificate of Incorporation of Fiesta (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to Fiesta's Form 10, File No. 001-35373, filed on April 5, 2012)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Fiesta (incorporated by reference to Exhibit 3.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 2, 2017)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Fiesta (incorporated by reference to Exhibit 3.1 of Fiesta's Quarterly Report on Form 10-Q for the period ended April 1, 2018)

3.4	Amended and Restated Bylaws of Fiesta (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Fiesta's Form 10, File No. 001-35373, filed on January 26, 2012)

3.5	Amendment to Amended and Restated Bylaws of Fiesta (incorporated by reference to Exhibit 3.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended July 2, 2017)

3.6	Amendment to Amended and Restated ByLaws of Fiesta (incorporated by reference to Exhibit 3.2 of Fiesta's Quarterly Report on Form 10-Q for the period ended April 1, 2018)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No.2 to Fiesta's Form 10, File No. 001-35373, filed on March 14, 2012)

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to Fiesta's Annual Report on Form 10-K for the fiscal year ended December 29, 2019)

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

10.21	Offer letter dated as of August 5, 2019 between Fiesta and Hope Diaz (incorporated by reference to Exhibit 10.21 to Fiesta's Annual Report on Form 10-K for the period ended January 3, 2021)+

10.22	Fiesta Restaurant Group, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Fiesta's Current Report on Form 8-K filed on May 4, 2021)+

10.23
First Amendment to Credit Agreement dated as of September 10, 2021 among Fiesta, Fortress Credit Corp., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Fiesta's Current Report on Form 8-K filed on September 16, 2021)

10.24	Amendment to Form of Agreement#+

21.1	Subsidiaries of Fiesta#

23.1	Consent of Deloitte & Touche LLP#

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
#    Filed herewith.
+    Compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fiesta Restaurant Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of January 2, 2022 and January 3, 2021, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended January 2, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Impairment of Long-Lived Assets – Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
The Company assesses the potential impairment of long-lived assets, principally property and equipment and operating lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying value of the restaurant asset group may not be fully recoverable. The Company reviews its long-lived assets, principally property and equipment and lease right-of-use assets, for impairment at the restaurant level. In addition to considering management's plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant's cash flows, exclusive of operating lease payments, for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant's assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows, exclusive of operating lease payments, over the life of the primary asset for each restaurant is compared to that long-lived asset group's carrying value, excluding operating lease liabilities. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. This process of assessing fair values requires the use of estimates and assumptions, including the Company's ability to sell or reuse the related assets and market conditions and, for right-of-use lease assets, current market lease rent and discount rates, which are subject to a high degree of judgment. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment analysis. Property and equipment, net as of January 2, 2022 was $89.9 million and Operating lease right-of-use assets was $154.1 million. During the year ended January 2, 2022 the Company recorded impairment charges of $2.1 million.

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
March 9, 2022

We have served as the Company's auditor since 2011.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 2, 2022	January 3, 2021
ASSETS
Current assets:
Cash	$36,797	$49,778
Restricted cash	3,837	3,584
Accounts receivable	6,223	4,933
Inventories	2,524	2,101
Prepaid rent	109	107
Income tax receivable	3,846	9,399
Prepaid expenses and other current assets	5,706	5,646
Current assets held for sale	—	8,478
Total current assets	59,042	84,026
Property and equipment, net	89,884	97,867
Operating lease right-of-use assets	154,127	164,665
Goodwill	56,307	56,307
Other assets	7,753	5,855
Non-current assets held for sale	—	160,023
Total assets	$367,113	$568,743
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$63	$816
Accounts payable	12,342	8,325
Accrued payroll, related taxes and benefits	8,475	9,738
Accrued real estate taxes	1,630	1,735
Other current liabilities	18,032	17,070
Current liabilities held for sale	—	27,225
Total current liabilities	40,542	64,909
Long-term debt, net of current portion	438	71,588
Operating lease liabilities	163,270	174,116
Deferred tax liabilities	229	2,269
Other non-current liabilities	7,763	9,757
Non-current liabilities held for sale	—	98,323
Total liabilities	212,242	420,962
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 28,445,812 and 28,278,320 shares issued, respectively, and 24,829,002 and 25,293,149 shares outstanding, respectively	277	273
Additional paid-in capital	182,686	176,614
Retained earnings (accumulated deficit)	2,043	(8,327)
Treasury stock, at cost; 2,847,792 and 1,993,495 shares, respectively	(30,135)	(20,779)
Total stockholders' equity	154,871	147,781
Total liabilities and stockholders' equity	$367,113	$568,743

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Revenues:
Restaurant sales	$355,492	$314,112	$361,693
Franchise royalty revenues and fees	1,785	1,246	1,780
Total revenues	357,277	315,358	363,473
Costs and expenses:
Cost of sales	108,593	100,080	115,119
Restaurant wages and related expenses (including stock-based compensation expense of $53, $73, and $70, respectively)	91,669	74,328	84,909
Restaurant rent expense	23,592	22,773	22,050
Other restaurant operating expenses	57,430	47,823	50,274
Advertising expense	11,508	8,379	12,353
General and administrative (including stock-based compensation expense of $4,163, $2,681, and $2,320, respectively)	45,524	39,848	41,905
Depreciation and amortization	20,574	22,009	22,186
Pre-opening costs	—	—	380
Impairment and other lease charges	1,538	8,023	15
Closed restaurant rent expense, net of sublease income	2,999	4,331	3,260
Other expense (income), net	478	(2,098)	862
Total operating expenses	363,905	325,496	353,313
Income (loss) from operations	(6,628)	(10,138)	10,160
Interest expense	374	292	325
Income (loss) from continuing operations before income taxes	(7,002)	(10,430)	9,835
Provision for (benefit from) income taxes	1,083	(7,044)	11,830
Loss from continuing operations	(8,085)	(3,386)	(1,995)
Income (loss) from discontinued operations, net of tax	18,455	(6,825)	(82,391)
Net income (loss)	$10,370	$(10,211)	$(84,386)
Earnings (loss) per common share:
Continuing operations – basic	$(0.31)	$(0.13)	$(0.07)
Discontinued operations – basic	0.71	(0.27)	(3.11)
Basic	$0.40	$(0.40)	$(3.18)

Continuing operations – diluted	$(0.31)	$(0.13)	$(0.07)
Discontinued operations – diluted	0.71	(0.27)	(3.11)
Diluted	$0.40	$(0.40)	$(3.18)

Weighted average common shares outstanding:
Basic	25,356,339	25,341,415	26,500,356
Diluted	25,356,339	25,341,415	26,500,356
The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2018	26,858,988	$270	$170,290	$72,268	$(2,769)	$240,059
Stock-based compensation	—	—	2,844	—	—	2,844
Vesting of restricted shares	134,746	1	(2)	—	—	(1)
Cumulative effect of adopting a new accounting standard	—	—	—	14,002	—	14,002
Purchase of treasury stock	(1,381,137)	—	—	—	(14,282)	(14,282)
Net loss	—	—	—	(84,386)	—	(84,386)
Balance at December 29, 2019	25,612,597	271	173,132	1,884	(17,051)	158,236
Stock-based compensation	—	—	3,484	—	—	3,484
Vesting of restricted shares	180,552	2	(2)	—	—	—
Purchase of treasury stock	(500,000)	—	—	—	(3,728)	(3,728)
Net loss	—	—	—	(10,211)	—	(10,211)
Balance at January 3, 2021	25,293,149	273	176,614	(8,327)	(20,779)	147,781
Stock-based compensation	—	—	6,076	—	—	6,076
Vesting of restricted shares	390,150	4	(4)	—	—	—
Purchase of treasury stock	(854,297)	—	—	—	(9,356)	(9,356)
Net income	—	—	—	10,370	—	10,370
Balance at January 2, 2022	24,829,002	$277	$182,686	$2,043	$(30,135)	$154,871

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Operating activities:
Net income (loss)	$10,370	$(10,211)	$(84,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposals of property and equipment, net	(124)	(3,267)	(6)
Stock-based compensation	6,076	3,484	2,844
Impairment and other lease charges (recoveries)	1,670	9,139	13,101
Goodwill impairment	—	—	67,909
Loss on extinguishment of debt	5,307	1,241	—
Gain on sale of Taco Cabana	(24,979)	—	—
Depreciation and amortization	28,373	38,206	39,195
Amortization of deferred financing costs	526	437	270
Deferred income taxes	(4,384)	(650)	10,888
Changes in other operating assets and liabilities:
Accounts receivable	525	(951)	640
Prepaid expenses and other current assets	(454)	340	364
Operating lease right-of-use assets	18,245	24,213	23,780
Other non-current assets	(1,955)	3,396	(1,360)
Accounts payable	(1,301)	1,309	504
Accrued payroll, related taxes and benefits	(3,952)	4,370	(220)
Accrued real estate taxes	(1,861)	103	626
Other current liabilities	(1,633)	(3,396)	(2,618)
Operating lease liabilities	(18,290)	(23,264)	(19,765)
Other non-current liabilities	(3,633)	2,166	(162)
Income tax receivable/payable	5,553	(5,578)	14,036
Other	(23)	(815)	(608)
Net cash provided by operating activities	14,056	40,272	65,032
Investing activities:
Capital expenditures:
New restaurant development	—	(1,863)	(11,390)
Restaurant remodeling	(2,380)	(1,103)	(2,573)
Other restaurant capital expenditures	(14,732)	(11,270)	(19,335)
Corporate and restaurant information systems	(2,416)	(4,133)	(7,949)
Total capital expenditures	(19,528)	(18,369)	(41,247)
Proceeds received from sale of Taco Cabana	74,910	—	—
Proceeds from disposals of properties	1,307	9,559	1,774
Proceeds from sale-leaseback transactions	3,083	17,222	—
Proceeds from insurance recoveries	—	—	42
Net cash provided by (used in) investing activities	59,772	8,412	(39,431)
Financing activities:
Borrowings on revolving credit facility	—	154,143	32,000
Repayments on revolving credit facility	—	(229,143)	(35,000)
Borrowings of unsecured debt	—	15,000	—
Repayments of unsecured debt	—	(15,000)	—
Borrowings of secured debt	—	73,500	—
Repayment of secured debt	(75,000)	—	—
Principal payments on finance leases	(219)	(237)	(164)
Financing costs associated with debt	—	(3,013)	—
Premium and other costs related to extinguishment of debt	(2,238)	—	—
Payments to purchase treasury stock	(9,356)	(3,728)	(14,282)
Net cash used in financing activities	(86,813)	(8,478)	(17,446)
Net change in cash and restricted cash	(12,985)	40,206	8,155
Cash and restricted cash, beginning of year	53,362	13,089	4,940
Cash and restricted cash of discontinued operations, beginning of year	257	324	318
Cash and restricted cash of discontinued operations, end of year	—	(257)	(324)
Cash and restricted cash, end of year	$40,634	$53,362	$13,089
The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises Pollo Tropical restaurants through its wholly-owned subsidiaries Pollo Operations, Inc., and Pollo Franchise, Inc., (collectively "Pollo Tropical"). Fiesta owned, operated and franchised Taco Cabana restaurants through its wholly-owned subsidiary, Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana") through August 15, 2021. Unless the context otherwise requires, Fiesta and its subsidiaries are collectively referred to as the "Company." At January 2, 2022, the Company owned and operated 138 Pollo Tropical® restaurants located in Florida and franchised a total of 31 Pollo Tropical restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, two in Panama, one in Guyana, two in Ecuador, one in the Bahamas, one in the U.S. Virgin Islands, and five on college campuses in Florida, and locations at one hospital and one sports and entertainment stadium in Florida.
Discontinued Operations. On July 1, 2021, the Company entered into a stock purchase agreement for the sale of Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana"). On August 16, 2021, the Company completed the sale of Taco Cabana. The Company has classified the revenues, costs and expenses and income taxes attributable to the Taco Cabana business segment, together with certain costs related to the transaction, within income (loss) from discontinued operations, net of tax, on the consolidated statements of operations for all periods presented. See Note 2—Dispositions. Unless otherwise noted, amounts and disclosures throughout these notes to the consolidated financial statements relate to the Company's continuing operations.
Basis of Consolidation. The consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 2, 2022 and December 29, 2019, each contained 52 weeks. The fiscal year ended January 3, 2021 contained 53 weeks.
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
Concentrations of Risk. Food and supplies are ordered from approved suppliers and are shipped to the restaurants via distributors. Performance Food Group, Inc. is the primary distributor of food and beverage products and supplies for Pollo Tropical. In the years ended January 2, 2022 and January 3, 2021, Performance Food Group, Inc. accounted for approximately 96% and 98%, respectively, of the food and supplies delivered to restaurants. The Company's limited distributor relationships could have an adverse effect on the Company's operations.
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
Goodwill. Goodwill represents the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets acquired by Carrols Restaurant Group, Inc. ("Carrols"), Fiesta's former parent company, from the acquisition of Pollo Tropical in 1998. Goodwill is not amortized but is assessed for impairment at least annually as of the last day of the fiscal year or more frequently if impairment indicators exist. See Note 5—Goodwill.
Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets, including right-of-use ("ROU") lease assets, by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. See Note 6—Impairment of Long-Lived Assets.
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
Leases. The Company assesses whether an agreement contains a lease at inception. All leases are reviewed for finance or operating classification once control is obtained. The majority of the Company's leases are operating leases. Operating leases are included within operating lease ROU assets, other current liabilities, and operating lease liabilities on the consolidated balance sheets. Finance leases are included within property and equipment, net, current portion of long-term debt, and long-term debt, net of current portion, on the consolidated balance sheets.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company has real estate lease agreements with lease and non-lease components, which are accounted for as a single lease component. See Note 8—Leases.
The Company separately presents rent expense related to its closed restaurant locations and any sublease income related to these closed restaurant locations within closed restaurant rent expense, net of sublease income in the consolidated statement of operations.
The Company recorded an initial adjustment, on a consolidated basis, to the opening balance of retained earnings of $14.0 million associated with previously deferred gains on sale-leaseback transactions and impairment of operating lease right-of-use assets as of the date of adoption. This adjustment consisted of $18.6 million in deferred gains on sale-leaseback transactions, net of a related deferred tax asset of $4.3 million and $0.2 million in impairment charges, net of tax. Gains or losses (adjusted for any off-market terms) from sale-leaseback transactions are recognized immediately.
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
•Term Loan Borrowings. The fair value of outstanding term loan borrowings under the Company's new senior credit facility, which is considered Level 2, is based on current LIBOR rates. The fair value of the Company's new senior credit facility was approximately $74.4 million at January 3, 2021. The carrying value of Company's new senior credit facility was $71.5 million at January 3, 2021. There were no outstanding term loan borrowings as of January 2, 2022 as the Company fully repaid the outstanding term loan borrowings on August 16, 2021.
See Note 6 for discussion of the fair value measurement of non-financial assets.

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
Loyalty Program. The Company's loyalty program for Pollo Tropical (My Pollo™) allows eligible customers who enroll in the program to earn points for every dollar spent. After accumulating a certain number of points, the customer earns a reward that can be used for future purchases at Pollo Tropical. Earned rewards expire 90 days after they are issued. Earned points that have not been converted to rewards do not currently expire.
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
Recent Accounting Pronouncements. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020, through December 31, 2022. As of January 2, 2022, the Company's only exposure to LIBOR rates was the undrawn $10.0 million revolving credit facility under its new senior credit facility. Upon cessation of the LIBOR, the new senior credit facility would use a benchmark replacement rate. According to ASU No. 2020-04, modifications of contracts within the scope of Topic 470 Debt should be accounted for by prospectively adjusting the effective interest rate. The Company does not expect ASU No. 2020-04 to have a significant impact on its financial statements.
In July 2021, the FASB issued ASU No. 2021-05 Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments, which contains amendments that require lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) The lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3, and (2) the lessor would have otherwise recognized a day-one loss. As of January 2, 2022, the Company does not act as the lessor of any lease contracts with variable lease payments that meet the criteria noted above. The Company does not expect the ASU to have a significant impact on its financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

2. Dispositions
On June 30, 2021, the Company's Board of Directors approved a stock purchase agreement, which was subsequently entered into by the Company on July 1, 2021, for the sale of all of the outstanding capital stock of Taco Cabana, Inc., including nearly all related assets and liabilities, for a cash purchase price of $85.0 million subject to reduction for (i) closing adjustments of approximately $4.6 million and (ii) certain other working capital adjustments as set forth in the stock purchase agreement. The transaction was completed August 16, 2021 and the Company recognized a gain on the sale of Taco Cabana of $25.0 million during the year ended January 2, 2022, which is included within income from discontinued operations, net of tax, in the consolidated statements of operations.
The Company filed an insurance claim for winter storm damages in Texas that occurred in the first quarter of 2021 and retained the right to receive the insurance claim proceeds. The Company recognized $0.9 million of insurance proceeds within income (loss) from discontinued operations, net of tax, in the fourth quarter of 2021 based on a partial settlement reached with certain insurers. The Company expects to recognize any additional proceeds when the claim is ultimately resolved.
The assets and liabilities of Taco Cabana that were sold are classified as current assets held for sale, non-current assets held for sale, current liabilities held for sale and non-current liabilities held for sale, respectively, in the consolidated balance sheet as of January 3, 2021.
All revenues, costs and expenses and income taxes attributable to Taco Cabana, together with certain costs related to the transaction, have been aggregated within income (loss) from discontinued operations, net of tax, in the consolidated statements of operations for all periods presented. No amounts for shared general and administrative operating support expense were allocated to discontinued operations. Depreciation and amortization related to Taco Cabana property and equipment and lease ROU assets was not recorded after June 30, 2021 when Taco Cabana was classified as held for sale. As required by the terms of the senior credit facility, the proceeds from the sale were used to fully repay Fiesta's outstanding term loan borrowings on August 16, 2021. The early repayment was subject to a 103% loan prepayment premium. Interest expense and amortization of discount and debt issuance costs related to the term loan portion of the senior credit facility are included within income (loss) from discontinued operations, net of tax.
Upon completion of the sale of Taco Cabana, the Company began providing certain services to Taco Cabana subject to a transition services agreement which expired on December 13, 2021. The Company recognized $0.5 million in income under the transition services agreement for the year ended January 2, 2022, which was recorded as a reduction to general and administrative expense. The Company retained certain closed Taco Cabana restaurant leases, including the associated operating lease right-of-use assets and operating lease liabilities. The Company also retained liability for Taco Cabana's accrued worker's compensation and general liability claims for periods prior to the sale. These liabilities are recognized in other current liabilities and other non-current liabilities in the consolidated balance sheets. As there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions will result in adjustments to these liabilities.

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of the results of the discontinued operations is as follows:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Major classes of line items constituting pretax loss of discontinued operations:
Revenues:
Total revenues	$152,339	$239,445	$297,470
Costs and expenses:
Cost of sales	43,480	70,433	92,334
Restaurant wages and related expenses (including stock-based compensation expense of $172, $127, and $125, respectively)	48,399	74,817	94,269
Restaurant rent expense	12,995	22,588	25,755
Other restaurant operating expenses	24,814	34,357	41,623
General and administrative (including stock-based compensation expense of $1,688, $603, and $329, respectively)	11,442	13,229	14,290
Depreciation and amortization	7,799	16,197	17,009
Pre-opening costs	—	69	592
Goodwill impairment	—	—	67,909
Other income and expense items that are not major	3,935	10,133	24,994
Total operating expenses	152,864	241,823	378,775
Income (loss) from operations	(525)	(2,378)	(81,305)
Interest expense	4,678	4,464	3,547
Gain on sale of Taco Cabana	(24,979)	—	—
Loss on extinguishment of debt	5,307	1,241	—
Income (loss) from discontinued operations before income taxes	14,469	(8,083)	(84,852)
Provision for (benefit from) income taxes	(3,986)	(1,258)	(2,461)
Income (loss) from discontinued operations, net of tax	$18,455	$(6,825)	$(82,391)

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of significant investing activity and non-cash operating, investing, and financing activity of the discontinued operations from the consolidated statements of cash flows is as follows:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Non-cash operating activities:
Loss (gain) on disposals of property and equipment, net	$(217)	$(551)	$21
Stock-based compensation	1,860	730	454
Impairment and other lease charges	132	1,116	13,086
Goodwill impairment	—	—	67,909
Loss on extinguishment of debt	5,307	1,241	—
Gain on sale of Taco Cabana	(24,979)	—	—
Depreciation and amortization	7,799	16,197	17,009

Investing activities:
Capital expenditures:
New restaurant development	$—	$(854)	$(4,065)
Restaurant remodeling	(1,283)	(745)	(919)
Other restaurant capital expenditures	(5,050)	(4,728)	(9,266)
Corporate and restaurant information systems	(169)	(1,559)	(3,875)
Total capital expenditures	(6,502)	(7,886)	(18,125)
Proceeds from sale of Taco Cabana	74,910	—	—
Proceeds from disposals of properties	1,307	4,305	—
Proceeds from sale-leaseback transactions	3,083	3,966	—
Net cash provided by (used in) investing activities – discontinued operations	$72,798	$385	$(18,125)

Supplemental cash flow disclosures:
Interest paid on long-term debt (including capitalized interest of $0, $57, and $247, respectively)	$4,338	$4,001	$4,198

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$—	$1,027	$1,510
Accruals for financing costs associated with debt amendment	—	277	—
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	5,156	18,466	6,456
Finance lease ROU assets	—	33	304
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	2,695	953	794
Operating lease liabilities	3,443	1,217	1,054
Operating lease right-of-use assets obtained and lease liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	—	—	112,905
Operating lease liabilities	—	—	122,441

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	January 2, 2022	January 3, 2021
Prepaid contract expenses	$4,462	$4,138
Other	1,244	1,508
	$5,706	$5,646

4. Property and Equipment
Property and equipment consisted of the following:

	January 2, 2022	January 3, 2021
Land and land improvements	$—	$1,264
Leasehold improvements (1)	132,641	128,918
Equipment	117,652	118,988
Assets subject to finance leases	850	1,159
	251,143	250,329
Less accumulated depreciation and amortization	(161,259)	(152,462)
	$89,884	$97,867
(1)    Leasehold improvements include the cost of new buildings constructed on leased land.
Assets subject to finance leases primarily pertain to buildings leased for certain restaurant locations and fleet vehicles, and had accumulated amortization at January 2, 2022 and January 3, 2021 of $0.6 million and $0.5 million, respectively.
During the year ended January 3, 2021, the Company sold eight properties, including five properties as a part of sale-leaseback transactions. The net proceeds of the sales were $18.5 million and resulted in a net gain of $(3.3) million, which is included within other expense (income), net, on the consolidated statement of operations.
Depreciation and amortization expense for property and equipment for the years ended January 2, 2022, January 3, 2021 and December 29, 2019 was $20.6 million, $22.0 million and $22.2 million, respectively.

5. Goodwill
The Company is required to review goodwill for impairment annually or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of the fiscal year and has determined its reporting unit to be its operating segment, Pollo Tropical.
There were no changes in goodwill or goodwill impairment losses recorded for the Pollo Tropical reporting unit during the years ended January 2, 2022, January 3, 2021 and December 29, 2019.
As of June 30, 2019 and September 29, 2019, the Company determined that triggering events had occurred due to sustained decreases in the market price of the Company's common stock. In response to the triggering events, the Company performed quantitative impairment tests for the Pollo Tropical reporting unit. Based on the impairment test analyses, the fair value of the Pollo Tropical reporting unit substantially exceeded its carrying amount. In 2019, the Company early adopted ASU 2017-04, which eliminates Step 2 from the goodwill impairment test and requires recognition of an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, limited to the carrying value of the reporting unit's goodwill.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company's annual goodwill impairment assessments as of January 2, 2022, January 3, 2021 and December 29, 2019 were performed using a qualitative assessment, which included examining key events and circumstances affecting fair value and indicated that it is more likely than not that the Pollo Tropical reporting unit's fair value is greater than its carrying value.
A summary of changes in goodwill during the years ended January 2, 2022, January 3, 2021 and December 29, 2019 is as follows:

	January 2, 2022	January 3, 2021	December 29, 2019
Goodwill, gross	$56,307	$56,307	$56,307
Accumulated impairment losses	—	—	—
Goodwill	$56,307	$56,307	$56,307

6. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment and lease ROU assets, for impairment at the restaurant level. The Company has elected to exclude operating lease payments and liabilities from future cash flows and carrying values, respectively, in its impairment review. In addition to considering management's plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant's cash flows, exclusive of operating lease payments, for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant's assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows, exclusive of operating lease payments, over the life of the primary asset for each restaurant is compared to that long-lived asset group's carrying value, excluding operating lease liabilities. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis. If actual performance does not achieve the projections, the Company may recognize impairment charges in future periods, and such charges could be material.
A summary of impairment of long-lived assets, which also includes right-of-use asset impairment, and other lease charges (recoveries) is as follows:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Impairment of long-lived assets	$2,095	$7,318	$775
Other lease charges (recoveries)	(557)	705	(760)
	$1,538	$8,023	$15
The Company closed one Pollo Tropical restaurant as a result of a lease termination, one Pollo Tropical restaurant as the result of the sale of a property and two Pollo Tropical restaurants as a result of a limited restaurant portfolio review in 2020.
Impairment charges in 2021 were related primarily to five underperforming Pollo Tropical restaurants for which continued sales declines coupled with the impact of expected sales declines resulted in a decrease in the estimated future cash flows and impairment of equipment from previously closed restaurants. Other lease charges include gains from lease terminations of $(0.6) million.
Impairment charges in 2020 were related primarily to three underperforming Pollo Tropical restaurants, two of which were closed in the third quarter of 2020, for which continued sales declines coupled with the impact of expected sales declines resulted in a decrease in the estimated future cash flows. Additionally, impairment charges consisted of the write-down of saucing islands and self-service soda machines that were removed from Pollo Tropical dining rooms as a result of COVID-19 and the write-down of assets held for sale to their fair value less costs to sell. Other lease charges in 2020 related primarily to lease termination charges of $0.9 million for Pollo Tropical restaurant locations the Company decided not to develop, net of a gain from lease terminations of $(0.2) million.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Impairment charges in 2019 were related primarily to previously closed Pollo Tropical restaurants. Net lease charge recoveries in 2019 were related primarily to lease terminations for previously closed restaurants.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. The Company also utilized discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilized current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the years ended January 2, 2022 and January 3, 2021 totaled $0.4 million and $2.2 million, respectively.

7. Other Liabilities
Other current liabilities consist of the following:

	January 2, 2022	January 3, 2021
Operating lease liabilities	$10,381	$9,715
Accrued workers' compensation and general liability claims	3,083	3,619
Sales and property taxes	921	1,209
Accrued occupancy costs	227	269
Other	3,420	2,258
	$18,032	$17,070
Other non-current liabilities consist of the following:

	January 2, 2022	January 3, 2021
Accrued workers' compensation and general liability claims	6,432	6,791
Accrued payroll taxes(1)	—	1,318
Deferred compensation	320	491
Other	1,011	1,157
	$7,763	$9,757
(1)    Includes employer Social Security payroll tax deferred as a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

The following table presents the activity in the closed restaurant reserve, which is included within other current liabilities on the consolidated balance sheets at January 2, 2022 and January 3, 2021.

	Year Ended
	January 2, 2022	January 3, 2021
Balance, beginning of period	$163	$528
Payments, net	(23)	(178)
Other adjustments	(49)	(187)
Balance, end of period	$91	$163

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

8. Leases
The Company utilizes land and buildings in its operations under various operating and finance lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for 20 years and, in many cases, provide for renewal options and in most cases rent escalations. As of January 2, 2022, the Company's leases have remaining lease terms of 0.2 years to 19.0 years. Some of the Company's leases include options to extend the lease for up to 30 additional years. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities. Variable lease payments included in rent expense consist of such contingent rent, certain rent payments based on changes in an index and certain occupancy related costs, such as variable common area maintenance expense and property taxes. The Company is not subject to residual value guarantees under any of the lease agreements. Many of the Company's real estate leases contain usage restrictions, but its leases do not contain financial covenants and restrictions.
During fiscal 2020, the Company completed five sale-leaseback transactions with third parties. The sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The net proceeds of the sales were $13.3 million which resulted in a net gain of $2.7 million which is included within other expense (income), net, on the consolidated statement of operations. The leases have initial terms of 20 years plus renewal options and have been accounted for as operating leases.
Lease expense consisted of the following:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Operating lease cost	$26,375	$26,026	$23,803

Finance lease costs:
Amortization of right-of-use assets	$102	$98	67
Interest on lease liabilities	120	136	137
Total finance lease costs	$222	$234	$204

Variable lease costs	$7,320	$6,999	6,074
Sublease income	(6,092)	(4,853)	(3,499)
Total lease costs	$27,825	$28,406	$26,582

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Supplemental balance sheet information related to leases is as follows:

	January 2, 2022	January 3, 2021
Operating Leases
Operating lease right-of-use assets	$154,127	$164,665

Other current liabilities	$10,381	$9,715
Operating lease liabilities	163,270	174,116
Total operating lease liabilities	$173,651	$183,831

Finance Leases
Property and equipment, gross	$850	$1,159
Accumulated amortization	(551)	(496)
Property and equipment, net	$299	$663

Current portion of long-term debt	$63	$66
Long-term debt, net of current portion	438	853
Total finance lease liabilities	$501	$919

Weighted Average Remaining Lease Term (in Years)
Operating leases	12.1	12.0
Finance leases	6.4	9.0

Weighted Average Discount Rate
Operating leases	7.71%	7.71%
Finance leases	18.73%	14.62%

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Supplemental cash flow information related to leases is as follows:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25,333	$26,078	$20,802
Operating cash flows for finance leases	120	136	137
Financing cash flows for finance leases	80	60	26

Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	4,975	19,150	6,198
Finance lease ROU assets	—	—	191

Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	2,761	1,773	3,578
Operating lease liabilities	3,451	1,971	4,072

Operating lease right-of-use assets obtained and liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	—	—	154,838
Operating lease liabilities	—	—	168,932
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2022	$23,224	$150
2023	24,228	152
2024	22,946	113
2025	22,209	117
2026	21,252	117
Thereafter	160,469	244
Total lease payments	274,328	893
Less amount representing interest	(100,677)	(392)
Total discounted lease liabilities	173,651	501
Less current portion	(10,381)	(63)
Long-term portion of lease liabilities	$163,270	$438

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company subleases land and buildings related to closed restaurant locations and a closed office location under various operating sublease agreements. Initial sublease terms are generally for the period of time remaining on the head lease term and, in some cases, subleases provide for renewal options and in most cases rent escalations. As of January 2, 2022, the Company's subleases have remaining sublease terms of 0.3 years to 15.5 years. Some of the Company's subleases include options to extend the lease for up to 25 years. Variable lease payments included in sublease income consist of certain occupancy related costs, such as variable common area maintenance expense and property taxes where the Company makes the real estate payment and is reimbursed by the lessee. The sublease agreements do not include residual value guarantees. Consistent with the Company's real estate leases, many of the subleases contain usage restrictions, but its subleases do not contain financial covenants and restrictions.
The undiscounted cash flows to be received under operating subleases were as follows:

Operating Leases
2022	$5,427
2023	6,239
2024	6,377
2025	6,528
2026	6,709
Thereafter	45,922
Total	$77,202

9. Long-Term Debt
Long-term debt at January 2, 2022 and January 3, 2021 consisted of the following:

	January 2, 2022	January 3, 2021
Term loan facility	$—	$75,000
Revolving credit facility	—	—
Finance leases	501	919
	501	75,919
Less: current portion of long-term debt	(63)	(816)
Less: unamortized discount and debt issuance costs	—	(3,515)
	$438	$71,588
New Senior Credit Facility. On November 23, 2020, the Company terminated its former senior secured revolving credit facility, referred to as the "former senior credit facility," and entered into a new senior secured credit facility among the Company and the lenders, which is referred to as the "new senior credit facility." The new senior credit facility is comprised of a term loan facility (the "term loan facility") of $75.0 million and a revolving credit facility (the "revolving credit facility") of up to $10.0 million and matures on November 23, 2025. The new senior credit facility also provides for potential incremental term loan borrowing increases of up to $37.5 million in the aggregate, subject to, among other items, compliance with a minimum Total Leverage Ratio and other terms specified in the new senior credit facility. As required by the terms of the new senior credit facility, the proceeds from the sale of Taco Cabana were used to fully repay the outstanding term loan borrowings on August 16, 2021. The early repayment was subject to a 103% loan prepayment premium. On January 2, 2022, there were no borrowings under the revolving credit facility.
The new senior credit facility provides that the Company must maintain minimum Liquidity (as defined in the new senior credit facility) of $20.0 million (the "Liquidity Threshold") until January 3, 2022. The new senior credit facility also provides that the Company is not required to be in compliance with the Total Leverage Ratio under the new senior credit facility until January 3, 2022 or the date in which Liquidity is less than the Liquidity Threshold. The Company will be permitted to exercise equity cure rights with respect to compliance with the Total Leverage Ratio subject to certain restrictions as set forth in the new senior credit facility.

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
The outstanding borrowings under the revolving credit facility are prepayable without penalty or premium (other than customary breakage costs). The outstanding borrowings under the term loan facility were voluntarily prepayable by the Company, and the new senior credit facility required that proceeds received when certain prepayment events (as defined in the new senior credit facility) occurred must be used to reduce the outstanding revolver and term loan borrowings under the new senior credit facility. Voluntary and mandatory prepayments of the term loan facility were subject to payment of an Applicable Premium as defined under the new senior credit facility.
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
The Company's obligations under the new senior credit facility are secured by all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
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
As of January 2, 2022, the Company was in compliance with the financial covenants under its new senior credit facility. At January 2, 2022, $10.0 million was available for borrowing under the revolving credit facility.
At January 2, 2022, there were no principal payments required on borrowings under the new senior credit facility over each of the next five years.
Interest expense on the Company's long-term debt was $4.9 million, $4.7 million and $3.7 million, of which $4.7 million, $4.5 million and $3.5 million was included in income (loss) from discontinued operations, for the years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively.
Former Amended Senior Credit Facility. On July 10, 2020, the Company entered into the Second Amendment to Credit Agreement (the former credit agreement as amended, the "former amended senior credit facility") among the Company and a syndicate of lenders. The former amended senior credit facility was scheduled to mature on November 30, 2022. The former amended senior credit facility included adjustments to the Adjusted Leverage Ratio and Fixed Charge Coverage Ratio (each as amended and defined in the former amended senior credit facility) that were more reflective of the then-current sales and profit trends. Until its termination in November 2020, the only applicable financial covenants under the Company's former amended senior credit facility that required compliance were a minimum liquidity covenant and a maximum capital expenditure covenant. The former amended senior credit facility reduced the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the former amended senior credit facility from $150.0 million to $95.0 million in a phased reduction beginning with a $30.0 million permanent reduction that occurred on July 10, 2020. The former amended senior credit facility was terminated on November 23, 2020 and replaced with the new senior credit facility discussed above.

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
For the years ended January 2, 2022 and January 3, 2021, the Company recognized a loss on extinguishment of debt totaling $5.3 million and $1.2 million, respectively, for unamortized deferred financing costs related to the capacity reduction and termination of the term loan under its new senior credit facility and its former senior credit facility, which is included in income (loss) from discontinued operations for the years ended January 2, 2022 and January 3, 2021.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

10. Income Taxes
The Company's income tax provision (benefit) was comprised of the following:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Current:
Federal	$1,365	$(8,092)	$(1,581)
Foreign	362	278	336
State	(42)	137	19
	1,685	(7,677)	(1,226)
Deferred:
Federal	(318)	2,259	2,617
State	(2,275)	(582)	767
Valuation allowance	1,991	(1,044)	9,672
	(602)	633	13,056
	$1,083	$(7,044)	$11,830
Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities at January 2, 2022 and January 3, 2021 were as follows:

	January 2, 2022	January 3, 2021
Deferred income tax assets:
Accrued vacation benefits	$544	$471
Incentive compensation	1,206	1,266
Other accruals	2,115	2,124
Capital loss carryfoward	9,023	—
Operating lease liabilities	43,825	46,462
Occupancy costs	31	41
Tax credit carryforwards	1,204	1,105
Federal net operating loss	872	—
Other	1,430	2,024
Gross deferred income tax assets	60,250	53,493
Deferred income tax liabilities:
Right-of-use operating lease assets	(38,418)	(41,038)
Property and equipment depreciation	(167)	(3,115)
Amortization of other intangibles, net	(52)	(52)
Cloud-based software deferred costs	(1,127)	(1,159)
Other	(287)	(237)
Gross deferred income tax liabilities	(40,051)	(45,601)
Less: Valuation allowance	(20,428)	(10,161)
Net deferred income tax liabilities	$(229)	$(2,269)
The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred income tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available positive and negative evidence including historical operating results, the estimated timing of

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

future reversals of existing taxable temporary differences and, when appropriate, estimated future taxable income exclusive of reversing temporary differences and carryforwards. In 2019, the Company determined that it was more likely than not that its deferred tax assets would not be fully realized in future periods and established a valuation allowance of $6.2 million against federal deferred tax assets and $3.1 million against state deferred tax assets. At January 2, 2022 and January 3, 2021, the Company had a valuation allowance of $20.4 million and $10.2 million, respectively, against deferred income tax assets where it was determined to be more likely than not that the deferred income tax assets will not be realized through the reversal of existing deferred tax liabilities. The valuation allowance increased $10.3 million in 2021, of which $1.2 million is recorded in continuing operations related to changes in the Company's deferred tax assets and liabilities and $9.0 million is recorded in discontinued operations primarily related to the capital loss carryforward resulting from the sale of Taco Cabana that the Company does not expect to realize. The valuation allowance increased $0.3 million in 2020 as a result of changes in the Company's deferred tax assets and liabilities. The Company's income tax provision (benefit) also includes $0.7 million in 2021 and a $(0.7) million benefit in 2020 resulting from changes in tax laws and rates and changes in judgement about the realization of deferred tax assets. The Company's ability to utilize deferred income tax assets and estimate future taxable income for federal and state purposes can significantly change based on future events and operating results.
The Company has deferred tax benefits of $0.8 million related to federal employment tax credits which, if unutilized after various times beginning in 2038, will have a reduced value of $0.2 million. The Company also has a deferred tax benefit of $0.5 million (for which a valuation allowance has been established) related to a Florida net operating loss carryforward that has no expiration date. The Company has a federal net operating loss carryforward of $4.2 million that does not expire. In addition, the Company has federal and state capital loss carryforwards of $37.3 million and $39.7 million, respectively, which will expire in 2026 (for which a valuation allowance has been established).
The Company's effective tax rate was (15.5)%, 67.5%, and 120.3% for the years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively. A reconciliation of the statutory federal income tax provision (benefit) to the effective tax provision (benefit) was as follows:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Statutory federal income tax provision (benefit)	$(1,471)	$(2,190)	$2,065
State income taxes, net of federal benefit	(617)	(351)	621
Change in valuation allowance	1,991	(1,044)	9,672
Change in federal income tax rate and tax methods	—	(3,846)	(716)
Change in state income tax rate	(1,092)	—	—
Net share-based compensation-tax benefit deficiencies	70	276	201
Unrecognized tax benefits	731	—	—
Loss on transfer of assets	1,012	—	—
Non-deductible expenses	113	122	124
Foreign taxes	362	278	336
Employment tax credits	63	(158)	(176)
Foreign tax credits/deductions	(338)	(241)	(71)
Other	259	110	(226)
	$1,083	$(7,044)	$11,830
Tax Law Changes. On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions that allow net operating losses in 2018, 2019 and 2020 to be carried back for up to five years and eliminates the 80% taxable income limitation on net operating loss deductions for 2018 through 2020. The CARES Act also includes technical amendments that are retroactive to 2018 which permit certain assets to be classified as qualified improvement property and expensed immediately. These changes allowed the Company to record an incremental benefit of $3.8 million, which represents the impact of carrying net operating losses from 2018 and 2019 back to years with a higher federal corporate income tax rate as well as reclassifying certain assets as qualified improvement property and other changes to depreciation methods for certain assets made in conjunction with a cost segregation study conducted prior to filing the Company's 2019 federal income tax return in 2020.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Unrecognized Tax Benefits. The Company is currently under examination by the Internal Revenue Service for the tax years 2015–2017 and 2019. It is not currently under examination by any other taxing jurisdictions. The tax years 2013–2020 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
A reconciliation of the changes in the gross balance of unrecognized tax benefits was as follows:

Year Ended
January 2, 2022
Balance, beginning of period	$—
Increases related to tax positions taken during the current year	—
Increases related to tax positions taken during the prior year	1,958
Decreases related to settlements with taxing authorities	—
Decreases related to lapse of applicable statute of limitations	—
Balance, end of period	$1,958
As of January 2, 2022, the total amount of unrecognized tax benefits that, if recognized, would reduce the effective tax rate, is $1.7 million after considering the federal impact of state income taxes.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The Company recognized an expense of $0.1 million related to interest and penalties for uncertain tax positions for the year ended January 2, 2022. The Company had no interest and penalties for uncertain tax positions for the years ended January 3, 2021 and December 29, 2019. As of January 2, 2022, the Company had accrued interest and penalties related to uncertain tax positions of $0.1 million included within other current liabilities on the consolidated balance sheet. As of January 3, 2021, the Company had no accrued interest and penalties related to uncertain tax positions.

11. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 854,297 shares of common stock valued at approximately $9.4 million and 500,000 shares of common stock valued at approximately $3.7 million during the years ended January 2, 2022 and January 3, 2021, respectively. The repurchased shares are held as treasury stock at cost.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Stock-Based Compensation
On April 28, 2021, the stockholders of the Company approved the Fiesta Restaurant Group, Inc. 2021 Stock Incentive Plan (the "2021 Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. Following a grant of a total 37,874 shares to non-employee directors under the Company's 2012 Stock Incentive Plan (the "2012 Plan") on April 28, 2021, no additional shares will be granted under the 2012 Plan. During the year ended January 2, 2022, the Company did not grant any shares under the 2021 Plan. The aggregate number of shares of stock authorized for grants or awards under the 2021 Plan is 1,744,039 shares, which is comprised of an original authorization of 2,000,000 shares reduced for shares granted under the 2012 Plan subsequent to March 1, 2021. Additionally, any shares of stock granted under the 2012 Plan that are cancelled, forfeited, terminated or settled in cash become available for grants or awards under the 2021 Plan unless the awards are tendered, cancelled, forfeited, withheld or terminated in order to pay the exercise price, purchase price or any taxes or tax withholdings. As of January 2, 2022, there were 1,757,976 shares available for future grants or awards under the 2021 Plan.
During the years ended January 2, 2022, January 3, 2021 and December 29, 2019, the Company granted certain employees, and in 2019 a consultant, in the aggregate 153,998, 422,446 and 243,948 non-vested restricted shares, respectively, under the 2012 Plan. Shares granted to employees during the years ended January 2, 2022, January 3, 2021 and December 29, 2019 vest and become non-forfeitable over a four-year vesting period. The shares granted to the consultant vest over a three-year vesting period. Additionally, during the year ended January 3, 2021, the Company granted certain employees 366,445 non-vested restricted shares that fully vest and become non-forfeitable after two years. The weighted average fair value at the grant date for restricted non-vested shares issued during the years ended January 2, 2022, January 3, 2021 and December 29, 2019 was $17.43 per share, $9.33 per share and $13.06 per share, respectively.
During the years ended January 2, 2022, January 3, 2021 and December 29, 2019, the Company granted non-employee directors 37,874, 79,260 and 43,054 non-vested restricted shares, respectively, under the Fiesta Plan. The weighted average fair value at the grant date for restricted non-vested shares issued to directors during the years ended January 2, 2022, January 3, 2021 and December 29, 2019 was $14.39 per share, $8.16 per share and $12.66 per share, respectively. These shares vest and become non-forfeitable over a one-year vesting period, or for certain grants to new directors, over a five-year vesting period.
During the year ended January 2, 2022, the Company also granted certain employees a total of 64,089 restricted stock units under the 2012 Plan subject to performance conditions, of which 4,619 restricted stock units related to discontinued operations. The restricted stock units vest and become non-forfeitable at the end of a three-year vesting period. The number of shares into which these restricted stock units convert is based on the attainment of certain financial performance conditions and ranges from no shares, if the minimum performance condition is not met, to 128,178 shares if the maximum performance condition is met. The weighted average fair value at grant date for the restricted stock units granted during the year ended January 2, 2022 was $17.43 per share.
During the year ended and December 29, 2019, the Company granted a certain executive 15,348 restricted stock units which vest in two tranches over a two-year vesting period subject to continued service and attainment of specified share price of the Company's common stock. Each tranche vests by the end of a one-year period if the specified target stock price condition for that year is met. If the specified target stock price condition for the first tranche is not met for the year, the cumulative unearned units will be rolled over to subsequent tranche. The number of shares into which these restricted stock units convert ranges from no shares, if the service and market performance conditions are not met, to 15,348 shares, if the service and market performance conditions are met in the last vesting period. The weighted average fair value at grant date for the restricted stock units granted in the year ended December 29, 2019 was $1.76 per share. The specified share price was not attained and these shares, as well as all other restricted stock units subject to attainment of a specified share price granted in 2018 and 2017, were forfeited in 2021.
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable requisite service period of the award (the vesting period) using the straight-line method, or for restricted stock units subject to market performance conditions using the accelerated method. Stock-based compensation expense from continuing operations for the years ended January 2, 2022, January 3, 2021 and December 29, 2019 was $4.2 million, $2.8 million and $2.4 million, respectively. Stock-based compensation expense from discontinued operations for the years ended January 2, 2022, January 3, 2021 and December 29, 2019 was $1.9 million, $0.7 million and $0.5 million, respectively. As of January 2, 2022, the total unrecognized stock-based compensation expense related to non-vested shares and restricted stock units was approximately $5.8 million. At January 2, 2022, the remaining weighted average vesting period for non-vested restricted shares was 1.6 years and restricted stock units was 2.2 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of all non-vested restricted shares and restricted stock units activity for the year ended January 2, 2022 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	991,676	$10.26	150,585	$9.49
Granted	191,872	16.83	64,089	17.43
Vested/Released	(388,120)	11.48	(2,030)	20.75
Forfeited	(26,410)	12.92	(148,469)	9.32
Outstanding at January 2, 2022	769,018	$11.19	64,175	$17.45
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
The fair value of the shares vested and released during the years ended January 2, 2022, January 3, 2021 and December 29, 2019 was $5.4 million, $1.2 million and $1.8 million, respectively.

12. Business Segment Information
Prior to the sale of the Taco Cabana brand on August 16, 2021, the Company owned, operated and franchised two restaurant brands, Pollo Tropical® and Taco Cabana®, each of which was an operating segment. Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items, while Taco Cabana restaurants specialize in Mexican-inspired food with most items made fresh. Following the sale of the Taco Cabana operating segment, Pollo Tropical is the only operating segment.
The segment's accounting policies are the same as those described in the summary of significant accounting policies in Note 1. The primary measure of segment profit or loss used by the chief operating decision maker to assess performance and allocate resources is Adjusted EBITDA, which is defined as earnings before interest expense, income taxes, depreciation and amortization, impairment and other lease charges, goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of the Company's restaurants as set forth in the reconciliation table below. The Company has included the presentation of Adjusted EBITDA for all periods presented.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Year Ended	Pollo Tropical	Other	Continuing Operations
January 2, 2022:
Restaurant sales	$355,492	$—	$355,492
Franchise revenue	1,785	—	1,785
Cost of sales	108,593	—	108,593
Restaurant wages and related expenses(1)	91,669	—	91,669
Restaurant rent expense	23,592	—	23,592
Other restaurant operating expenses	57,125	305	57,430
Advertising expense	11,508	—	11,508
General and administrative expense(2)	33,157	12,367	45,524
Adjusted EBITDA	36,802	(11,786)	25,016
Depreciation and amortization	19,962	612	20,574
Capital expenditures	12,424	602	13,026
January 3, 2021:
Restaurant sales	$314,112	$—	$314,112
Franchise revenue	1,246	—	1,246
Cost of sales	100,080	—	100,080
Restaurant wages and related expenses(1)	74,328	—	74,328
Restaurant rent expense	22,773	—	22,773
Other restaurant operating expenses	47,354	469	47,823
Advertising expense	8,384	(5)	8,379
General and administrative expense(2)	28,622	11,226	39,848
Adjusted EBITDA	36,517	(10,526)	25,991
Depreciation and amortization	21,112	897	22,009
Capital expenditures	9,163	1,320	10,483
December 29, 2019:
Restaurant sales	$361,693	$—	$361,693
Franchise revenue	1,780	—	1,780
Cost of sales	115,119	—	115,119
Restaurant wages and related expenses(1)	84,909	—	84,909
Restaurant rent expense	22,050	—	22,050
Other restaurant operating expenses	49,768	506	50,274
Advertising expense	12,358	(5)	12,353
General and administrative expense(2)	31,023	10,882	41,905
Adjusted EBITDA	50,560	(10,589)	39,971
Depreciation and amortization	21,476	710	22,186
Capital expenditures	21,921	1,201	23,122
Identifiable Assets:
January 2, 2022	$310,972	$56,141	$367,113
January 3, 2021	311,905	88,337	400,242
(1)     Includes stock-based compensation expense of $53, $73 and $70 for the years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively.
(2)     Includes stock-based compensation expense of $4,163, $2,681 and $2,320 for the years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A reconciliation of consolidated net income (loss) to Adjusted EBITDA follows:

Year Ended	Pollo Tropical	Other	Continuing Operations
January 2, 2022:
Net income			$10,370
Income from discontinued operations, net of tax			(18,455)
Provision for income taxes			1,083
Income (loss) before taxes	$5,261	$(12,263)	$(7,002)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	19,962	612	20,574
Impairment and other lease charges	1,570	(32)	1,538
Interest expense	2,532	(2,158)	374
Closed restaurant rent expense, net of sublease income	1,946	1,053	2,999
Other expense (income), net	362	116	478
Stock-based compensation expense	53	—	53
Total non-general and administrative adjustments	26,425	(409)	26,016
General and administrative adjustments:
Stock-based compensation expense	2,540	1,623	4,163
Restructuring costs and retention bonuses	78	(60)	18
Digital and brand repositioning costs	1,821	—	1,821
Transaction costs	677	(677)	—
Total general and administrative adjustments	5,116	886	6,002
Adjusted EBITDA	$36,802	$(11,786)	$25,016

January 3, 2021:
Net loss			$(10,211)
Loss from discontinued operations, net of tax			6,825
Benefit from income taxes			(7,044)
Income (loss) before taxes	$2,557	$(12,987)	$(10,430)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	21,112	897	22,009
Impairment and other lease charges	8,023	—	8,023
Interest expense	2,405	(2,113)	292
Closed restaurant rent expense, net of sublease income	2,093	2,238	4,331
Other expense (income), net	(2,373)	275	(2,098)
Stock-based compensation expense	73	—	73
Total non-general and administrative adjustments	31,333	1,297	32,630
General and administrative adjustments:
Stock-based compensation expense	1,652	1,029	2,681
Restructuring costs and retention bonuses	551	135	686
Digital and brand repositioning costs	424	—	424
Total general and administrative adjustments	2,627	1,164	3,791
Adjusted EBITDA	$36,517	$(10,526)	$25,991

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Year Ended	Pollo Tropical	Other	Continuing Operations
December 29, 2019:
Net loss			$(84,386)
Loss from discontinued operations, net of tax			82,391
Provision for income taxes			11,830
Income (loss) before taxes	$20,300	$(10,465)	$9,835
Add:
Non-general and administrative adjustments:
Depreciation and amortization	21,476	710	22,186
Impairment and other lease charges	15	—	15
Interest expense	1,953	(1,628)	325
Closed restaurant rent expense, net of sublease income	3,260	—	3,260
Other expense (income), net	862	—	862
Stock-based compensation expense	70	—	70
Total non-general and administrative adjustments	27,636	(918)	26,718
General and administrative adjustments:
Stock-based compensation expense	1,590	730	2,320
Restructuring costs and retention bonuses	827	64	891
Digital and brand repositioning costs	207	—	207
Total general and administrative adjustments	2,624	794	3,418
Adjusted EBITDA	$50,560	$(10,589)	$39,971

13. Earnings (Loss) Per Share
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
For the years ended January 2, 2022, January 3, 2021 and December 29, 2019, all restricted stock units outstanding were excluded from the computation of diluted earnings per share because including restricted stock units would have been antidilutive as a result of the loss from continuing operations in the period.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The computation of basic and diluted EPS is as follows:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Basic and diluted EPS:
Loss from continuing operations	$(8,085)	$(3,386)	$(1,995)
Income (loss) from discontinued operations	18,455	(6,825)	(82,391)
Net income (loss)	$10,370	$(10,211)	$(84,386)
Less: income allocated to participating securities	345	—	—
Net income (loss) available to common stockholders	$10,025	$(10,211)	$(84,386)
Weighted average common shares—basic	25,356,339	25,341,415	26,500,356
Restricted stock units	—	—	—
Weighted average common shares—diluted	25,356,339	25,341,415	26,500,356

Earnings (loss) from continuing operations per common share—basic	$(0.31)	$(0.13)	$(0.07)
Earnings (loss) from discontinued operations per common share—basic	0.71	(0.27)	(3.11)
Earnings (loss) per common share—basic	$0.40	$(0.40)	$(3.18)

Earnings (loss) from continuing operations per common share—diluted	$(0.31)	$(0.13)	$(0.07)
Earnings (loss) from discontinued operations per common share—diluted	0.71	(0.27)	(3.11)
Earnings (loss) per common share—diluted	$0.40	$(0.40)	$(3.18)

14. Related Party Transactions
The Company engaged Jefferies LLC ("Jefferies"), an affiliate of one of the current members of Fiesta's board of directors, and a subsidiary of Jefferies Financial Group, Inc, a holder of more than 20 percent of the total outstanding shares of Fiesta in connection with a refinancing of the Company's former amended senior credit facility in 2020 and other advisory services including services related to the sale of Taco Cabana. The Company paid fees of $1.7 million to Jefferies and reimbursed Jefferies for reasonable out of pocket and ancillary expenses of less than $0.1 million when the refinancing was completed in 2020. The Company paid Jefferies a transaction fee of $2.0 million upon the sale of Taco Cabana in the third quarter of 2021. As of January 2, 2022 and January 3, 2021, there were no amounts due to the related party recognized on the consolidated balance sheets.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

15. Supplemental Cash Flow Information
The following table details supplemental cash flow information and disclosures of non-cash investing and financing activities:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Supplemental cash flow disclosures:
Interest paid on long-term debt	$220	$309	$197
Income tax payments (refunds), net	(6,180)	(2,073)	(15,557)

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$2,860	$325	$2,587

Cash and restricted cash reconciliation:
Cash	$36,797	$49,778	$13,089
Restricted cash	3,837	3,584	—
Cash and restricted cash, end of year	$40,634	53,362	$13,089

16. Commitments and Contingencies
Lease Assignments. Pollo Tropical assigned two leases to third parties on properties where it no longer operates with lease terms expiring in 2033 and 2036. Although the assignees are responsible for making the payments required by the leases, the Company is a guarantor under the leases.
The maximum potential liability for future rental payments that the Company could be required to make under these leases at January 2, 2022, was $4.7 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
Indemnity of Lease Guarantees. As discussed in Note 2—Dispositions, Taco Cabana, Inc., a former wholly-owned subsidiary of the Company, was sold in the third quarter of 2021 to YTC Enterprises through a stock purchase agreement. The Company's previous owners, Carrols Restaurant Group, Inc. ("Carrols") remains a guarantor under 12 Taco Cabana restaurant property leases with lease terms expiring on various dates through 2030, all of which are still operating as of January 2, 2022. The Company has indemnified Carrols for all obligations under the guarantees per the terms of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta. The Company remains liable for all obligations under the terms of the leases in the event YTC Enterprises fails to pay any sums due under the lease, subject to indemnification provisions under the stock purchase agreement.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at January 2, 2022 was $8.9 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. YTC Enterprises has indemnified the Company for all such obligations and the Company does not believe it is probable it will be required to perform under any of the guarantees or direct obligations.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

17. Retirement Plans
Fiesta offers certain of the Company's salaried employees the option to participate in the Fiesta Corporation Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Fiesta may elect to contribute to the Retirement Plan on an annual basis. Contributions made by Fiesta to the Retirement Plan for the Company's employees are made after the end of each plan year. For 2021 and 2019, Fiesta's discretionary annual contribution is equal to 50% of the employee's contribution up to the first 6% of eligible compensation for a maximum Fiesta contribution of 3% of eligible compensation per participating employee. Under the Retirement Plan, Fiesta contributions prior to and after 2020 begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. For 2020, Fiesta's discretionary contribution is equal to 100% of the first 3% of eligible compensation plus 50% of the next 2% of eligible compensation through the second quarter of 2020. On July 1, 2020, the Company suspended its employer matching contribution through the end of the year as a result of the COVID-19 Pandemic. Fiesta contributions for 2020 vested immediately. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Retirement Plan employer matching expense for the years ended January 2, 2022, January 3, 2021 and December 29, 2019 was $0.2 million, $0.2 million and $0.3 million, respectively.
Fiesta also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as "highly compensated" employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At January 2, 2022, and January 3, 2021, a total of $0.3 million and $0.5 million, respectively, was deferred by the Company's employees under the Deferred Compensation Plan, including accrued interest.

FIESTA RESTAURANT GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands of dollars)

Amounts and disclosures within this schedule relate to the Company's continuing operations.

	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deduction	Balance at end of period
Year ended January 2, 2022:
Deferred income tax valuation allowance	$10,161	$10,267	$—	$—	$20,428
Year ended January 3, 2021:
Deferred income tax valuation allowance	9,902	259	—	—	10,161
Year ended December 29, 2019:
Deferred income tax valuation allowance	678	9,224	—	—	9,902

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of March 2022.

FIESTA RESTAURANT GROUP, INC.

Date:	March 9, 2022	/S/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STACEY RAUCH	Director and Chairman of the Board of Directors	March 9, 2022
Stacey Rauch
/s/ RICHARD C. STOCKINGER	Chief Executive Officer, President and Director	March 9, 2022
Richard C. Stockinger
/s/ DIRK MONTGOMERY	Senior Vice President, Chief Financial Officer, and Treasurer	March 9, 2022
Dirk Montgomery
/s/ CHERI KINDER	Vice President, Corporate Controller, and Chief Accounting Officer	March 9, 2022
Cheri Kinder
/s/ NICHOLAS DARAVIRAS	Director	March 9, 2022
Nicholas Daraviras
/s/ STEPHEN P. ELKER	Director	March 9, 2022
Stephen P. Elker
/s/ NICHOLAS P. SHEPHERD	Director	March 9, 2022
Nicholas P. Shepherd
/s/ PAUL E. TWOHIG	Director	March 9, 2022
Paul E. Twohig
/s/ SHERRILL KAPLAN	Director	March 9, 2022
Sherrill Kaplan
/s/ ANDREW RECHTSCHAFFEN	Director	March 9, 2022
Andrew Rechtschaffen