Form 10-Q
period 2022-04-03
Fiesta Restaurant Group, Inc.
filed 2022-05-12
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2022, Fiesta Restaurant Group, Inc. had 25,918,554 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED APRIL 3, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 3, 2022	January 2, 2022
ASSETS
Current assets:
Cash	$37,146	$36,797
Restricted cash	3,631	3,837
Accounts receivable	5,748	6,223
Inventories	2,711	2,524
Prepaid rent	108	109
Income tax receivable	4,099	3,846
Prepaid expenses and other current assets	7,437	5,706
Total current assets	60,880	59,042
Property and equipment, net	89,534	89,884
Operating lease right-of-use assets	149,047	154,127
Goodwill	56,307	56,307
Other assets	6,860	7,753
Total assets	$362,628	$367,113
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$66	$63
Accounts payable	14,529	12,342
Accrued payroll, related taxes and benefits	7,918	8,475
Accrued real estate taxes	1,815	1,630
Other current liabilities	18,511	18,032
Total current liabilities	42,839	40,542
Long-term debt, net of current portion	418	438
Operating lease liabilities	157,497	163,270
Deferred tax liabilities	236	229
Other non-current liabilities	7,738	7,763
Total liabilities	208,728	212,242
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 28,789,974 and 28,445,812 shares issued, respectively, and 24,880,628 and 24,829,002 shares outstanding, respectively	277	277
Additional paid-in capital	183,235	182,686
Retained earnings	687	2,043
Treasury stock, at cost; 2,862,538 and 2,847,792 shares, respectively	(30,299)	(30,135)
Total stockholders' equity	153,900	154,871
Total liabilities and stockholders' equity	$362,628	$367,113
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 3, 2022 AND APRIL 4, 2021
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Revenues:
Restaurant sales	$95,200	$87,840
Franchise royalty revenues and fees	409	375
Total revenues	95,609	88,215
Costs and expenses:
Cost of sales	30,747	27,301
Restaurant wages and related expenses (including stock-based compensation expense of $7 and $16, respectively)	23,574	20,339
Restaurant rent expense	6,027	5,877
Other restaurant operating expenses	16,650	13,305
Advertising expense	2,864	2,375
General and administrative (including stock-based compensation expense of $623 and $994, respectively)	12,342	10,666
Depreciation and amortization	5,114	5,088
Impairment and other lease charges (recoveries)	(702)	(52)
Closed restaurant rent expense, net of sublease income	380	750
Other expense (income), net	51	123
Total operating expenses	97,047	85,772
Income (loss) from operations	(1,438)	2,443
Interest expense	85	61
Income (loss) from continuing operations before taxes	(1,523)	2,382
Provision for (benefit from) income taxes	(222)	3,077
Loss from continuing operations	(1,301)	(695)
Loss from discontinued operations, net of tax	(55)	(1,394)
Net loss	$(1,356)	$(2,089)
Earnings (loss) per common share:
Continuing operations – basic	$(0.05)	$(0.03)
Discontinued operations – basic	—	(0.05)
Basic	$(0.05)	$(0.08)

Continuing operations – diluted	$(0.05)	$(0.03)
Discontinued operations – diluted	—	(0.05)
Diluted	$(0.05)	$(0.08)

Weighted average common shares outstanding:
Basic	24,832,541	25,324,213
Diluted	24,832,541	25,324,213
`

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED APRIL 3, 2022 AND APRIL 4, 2021
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 3, 2021	25,293,149	$273	$176,614	$(8,327)	$(20,779)	$147,781
Stock-based compensation	—	—	1,163	—	—	1,163
Vesting of restricted shares	109,528	1	(1)	—	—	—
Net loss	—	—	—	(2,089)	—	(2,089)
Balance at April 4, 2021	25,402,677	$274	$177,776	$(10,416)	$(20,779)	$146,855

Balance at January 2, 2022	24,829,002	$277	$182,686	$2,043	$(30,135)	$154,871
Stock-based compensation	—	—	549	—	—	549
Vesting of restricted shares	66,372	—	—	—	—	—
Purchase of treasury stock	(14,746)	—	—	—	(164)	(164)
Net loss	—	—	—	(1,356)	—	(1,356)
Balance at April 3, 2022	24,880,628	$277	$183,235	$687	$(30,299)	$153,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 3, 2022 AND APRIL 4, 2021
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Operating activities:
Net loss	$(1,356)	$(2,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposals of property and equipment, net	—	(245)
Stock-based compensation	549	1,163
Impairment and other lease charges (recoveries)	(702)	(122)
Depreciation and amortization	5,114	8,926
Amortization of deferred financing costs	20	200
Deferred income taxes	7	(365)
Changes in other operating assets and liabilities	294	2,056
Net cash provided by operating activities	3,926	9,524
Investing activities:
Capital expenditures:
Restaurant remodeling	(1,480)	(662)
Other restaurant capital expenditures	(1,904)	(1,972)
Corporate and restaurant information systems	(421)	(462)
Total capital expenditures	(3,805)	(3,096)
Proceeds from insurance recoveries	203	—
Proceeds from sale-leaseback transactions	—	3,083
Net cash used in investing activities	(3,602)	(13)
Financing activities:
Repayment of secured debt	—	(188)
Principal payments on finance leases	(17)	(82)
Financing costs associated with debt	—	(7)
Payments to purchase treasury stock	(164)	—
Net cash used in financing activities	(181)	(277)
Net change in cash and restricted cash	143	9,234
Cash and restricted cash, beginning of period	40,634	53,362
Cash and restricted cash of discontinued operations, beginning of period	—	257
Cash and restricted cash of discontinued operations, end of period	—	(256)
Cash and restricted cash, end of period	$40,777	$62,597
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises Pollo Tropical restaurants through its wholly-owned subsidiaries Pollo Operations, Inc. and Pollo Franchise, Inc. (collectively "Pollo Tropical"). Fiesta owned, operated and franchised Taco Cabana restaurants through its wholly-owned subsidiary, Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana") through August 15, 2021. Unless the context otherwise requires, Fiesta and its subsidiaries are collectively referred to as the "Company." At April 3, 2022, the Company owned and operated 138 Pollo Tropical® restaurants located in Florida and franchised a total of 31 Pollo Tropical restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, two in Panama, one in Guyana, one in Ecuador, one in the Bahamas, one in the U.S. Virgin Islands, five on college campuses in Florida, and locations at one hospital and two sports and entertainment stadiums in Florida. The Company operates its business as one operating and reportable segment.
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
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 2, 2022 contained 52 weeks. The three months ended April 3, 2022 and April 4, 2021 each contained thirteen weeks. The fiscal year ending January 1, 2023 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three months ended April 3, 2022 and April 4, 2021 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended April 3, 2022 and April 4, 2021 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2022 included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2022. The January 2, 2022 balance sheet data is derived from those audited financial statements.
Reclassification. Certain reclassifications have been made in the 2021 condensed consolidated financial statements to conform with current year presentation related to the discontinued operations of Taco Cabana. See Note 2—Dispositions. Additionally, certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.
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
•Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. There were no outstanding revolving credit borrowings under the Company's senior credit facility as of April 3, 2022 and January 2, 2022.
See Note 4 for discussion of the fair value measurement of non-financial assets.
Long-Lived Assets. The Company assesses the recoverability of property and equipment and definite-lived intangible assets, including right-of-use ("ROU") lease assets, by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. See Note 4—Impairment of Long-Lived Assets and Other Lease Charges (Recoveries).
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
2. Dispositions
On June 30, 2021, the Company's Board of Directors approved a stock purchase agreement, which was subsequently entered into by the Company on July 1, 2021, for the sale of all of the outstanding capital stock of Taco Cabana, Inc., including nearly all related assets and liabilities, for a cash purchase price of $85.0 million subject to reduction for (i) closing adjustments of approximately $4.6 million and (ii) certain other working capital adjustments as set forth in the stock purchase agreement. The transaction was completed August 16, 2021.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company filed an insurance claim for winter storm damages in Texas that occurred in the first quarter of 2021 and retained the right to receive the insurance claim proceeds. The Company recognized $0.9 million of insurance proceeds within income (loss) from discontinued operations, net of tax, in the fourth quarter of 2021 and expects to recognize any additional proceeds when the claim is ultimately resolved.
All revenues, costs and expenses and income taxes attributable to Taco Cabana, together with certain costs related to the transaction, have been aggregated within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. No amounts for shared general and administrative operating support expense were allocated to discontinued operations. Depreciation and amortization related to Taco Cabana property and equipment and lease ROU assets was not recorded after June 30, 2021 when Taco Cabana was classified as held for sale. As required by the terms of the senior credit facility, the net proceeds from the sale were used to fully repay Fiesta's outstanding term loan borrowings on August 16, 2021. The early repayment was subject to a 103% loan prepayment premium. Interest expense and amortization of discount and debt issuance costs related to the term loan portion of the senior credit facility are included within loss from discontinued operations, net of tax.
Upon completion of the sale of Taco Cabana, the Company provided certain services to Taco Cabana subject to a transition services agreement which expired on December 13, 2021. The Company retained certain closed Taco Cabana restaurant leases, including the associated operating lease right-of-use assets and operating lease liabilities. The Company also retained liability for Taco Cabana's accrued worker's compensation and general liability claims for periods prior to the sale. These liabilities are recognized in other current liabilities and other non-current liabilities in the condensed consolidated balance sheets. As there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
During the three months ended April 3, 2022, the Company recognized $0.2 million of expenses, primarily related to workers' compensation claims, and a reduction of stock-based compensation of $(0.1) million within loss from discontinued operations, net of tax, in the condensed consolidated statement of operations. A summary of the results of the discontinued operations for the three months ended April 4, 2021 is as follows:

Three Months Ended
April 4, 2021
Major classes of line items constituting pretax loss of discontinued operations:
Revenues:
Total revenues	$56,524
Costs and expenses:
Cost of sales	15,785
Restaurant wages and related expenses (including stock-based compensation expense of $26)	17,705
Restaurant rent expense	5,756
Other restaurant operating expenses	8,991
General and administrative (including stock-based compensation expense of $127)	3,902
Depreciation and amortization	3,838
Other income and expense items that are not major	1,723
Total operating expenses	57,700
Loss from operations	(1,176)
Interest expense	1,962
Loss from discontinued operations before income taxes	(3,138)
Benefit from income taxes	(1,744)
Loss from discontinued operations, net of tax	$(1,394)

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of significant investing activity and non-cash operating, investing, and financing activity of the discontinued operations for the three months ended April 4, 2021 is as follows:

Three Months Ended
April 4, 2021
Non-cash operating activities:
Gain on disposals of property and equipment, net	$(245)
Stock-based compensation	153
Impairment and other lease charges (recoveries)	(70)
Depreciation and amortization	3,838

Investing activities:
Capital expenditures:
New restaurant development	$—
Restaurant remodeling	(500)
Other restaurant capital expenditures	(1,458)
Corporate and restaurant information systems	(73)
Total capital expenditures	(2,031)
Proceeds from sale-leaseback transactions	3,083
Net cash provided by investing activities – discontinued operations	$1,052

Supplemental cash flow disclosures:
Interest paid on long-term debt	$1,660

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$768
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	4,493
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	838
Operating lease liabilities	1,080

3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	April 3, 2022	January 2, 2022
Prepaid contract expenses	$4,640	$4,462
Other	2,797	1,244
	$7,437	$5,706

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

4. Impairment of Long-Lived Assets and Other Lease Charges (Recoveries)
The Company reviews its long-lived assets, principally property and equipment and lease ROU assets, for impairment at the restaurant level. The Company has elected to exclude operating lease payments and liabilities from future cash flows and carrying values, respectively, in its impairment review. In addition to considering management's plans, known regulatory or governmental actions and damage due to acts of God (hurricanes, tornadoes, etc.), the Company considers a triggering event to have occurred related to a specific restaurant if the restaurant's cash flows, exclusive of operating lease payments, for the last twelve months are less than a minimum threshold or if consistent levels of cash flows for the remaining lease period are less than the carrying value of the restaurant's assets. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows, exclusive of operating lease payments, over the life of the primary asset for each restaurant is compared to that long-lived asset group's carrying value, excluding operating lease liabilities. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis. If actual performance does not achieve the projections, the Company may recognize impairment charges in future periods, and such charges could be material.
A summary of impairment of long-lived assets and other lease charges (recoveries) is as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Impairment of long-lived assets	$—	$110
Other lease charges (recoveries)	(702)	(162)
	$(702)	$(52)
Impairment and other lease charges (recoveries) for the three months ended April 3, 2022 consist of gains from lease terminations of $(0.7) million.
Impairment charges for the three months ended April 4, 2021 related primarily to impairment of equipment from previously impaired and closed restaurants. For the three months ended April 4, 2021, other lease charges (recoveries) related primarily to a gain from a lease termination.
The Company determines the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilizes third-party information such as a broker quoted value to determine the fair value of the property, when applicable. The Company also utilizes discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilizes current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. There were no impairment charges for the three months ended April 3, 2022.
5. Other Liabilities
Other current liabilities consist of the following:

	April 3, 2022	January 2, 2022
Operating lease liabilities	$10,448	$10,381
Accrued workers' compensation and general liability claims	2,942	3,083
Sales and property taxes	1,343	921
Other	3,778	3,647
	$18,511	$18,032

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Other non-current liabilities consist of the following:

	April 3, 2022	January 2, 2022
Accrued workers' compensation and general liability claims	$6,432	$6,432
Deferred compensation	324	320
Other	982	1,011
	$7,738	$7,763
6. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 14,746 shares of common stock valued at approximately $0.2 million during the three months ended April 3, 2022. The repurchased shares are held as treasury stock at cost.
Stock-Based Compensation
On April 28, 2021, the stockholders of the Company approved the Fiesta Restaurant Group, Inc. 2021 Stock Incentive Plan (the "2021 Plan"). Following a grant of a total 37,874 shares to non-employee directors under the Company's 2012 Stock Incentive Plan (the "2012 Plan") on April 28, 2021, no additional shares will be granted under the 2012 Plan.
During the three months ended April 3, 2022, the Company granted certain employees a total of 227,781 non-vested restricted shares under the 2021 Plan that vest and become non-forfeitable over a four-year vesting period. Additionally, during the three months ended April 3, 2022, the Company granted certain employees a total of 185,000 non-vested restricted shares under the 2021 Plan that vest and become non-forfeitable over a one-year vesting period. The weighted average fair value at grant date for non-vested shares issued during the three months ended April 3, 2022 and April 4, 2021 was $9.23 per share and $17.43 per share, respectively.
During the three months ended April 3, 2022, the Company also granted certain employees a total of 107,539 restricted stock units under the 2021 Plan subject to performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three-year vesting period. The number of shares into which these restricted stock units convert is based on the attainment of certain financial performance conditions and ranges from no shares, if the minimum performance condition is not met, to 215,078 shares if the maximum performance condition is met. The weighted average fair value at grant date for the restricted stock units granted during the three months ended April 3, 2022 and April 4, 2021 was $9.02 per share and $17.43 per share, respectively.
Stock-based compensation expense from continuing operations for the three months ended April 3, 2022 and April 4, 2021 was $0.6 million and $1.0 million, respectively. Stock-based compensation expense from discontinued operations for the three months ended April 3, 2022 and April 4, 2021 was $(0.1) million and $0.2 million, respectively. At April 3, 2022, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $8.1 million. At April 3, 2022, the remaining weighted average vesting period for non-vested restricted shares was 1.8 years and restricted stock units was 2.6 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of all non-vested restricted shares and restricted stock units activity for the three months ended April 3, 2022 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	769,018	$11.19	64,175	$17.45
Granted	412,781	9.23	107,539	9.02
Vested and released	(66,372)	14.18	—	—
Forfeited	(68,619)	11.08	(5,021)	17.43
Outstanding at April 3, 2022	1,046,808	$10.24	166,693	$12.01
The fair value of non-vested restricted shares and restricted stock units granted during the three months ended April 3, 2022 is based on the closing stock price on the date of grant.
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
All outstanding restricted stock units in the three months ended April 3, 2022 were performance-based awards which had not yet met their performance conditions as of April 3, 2022. For the three months ended April 4, 2021, all shares of outstanding restricted stock units were excluded from the computation of diluted EPS because including these restricted stock units would have been antidilutive as a result of the loss from continuing operations in the three months ended April 4, 2021.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The computation of basic and diluted EPS is as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Basic and diluted EPS:
Loss from continuing operations	$(1,301)	$(695)
Loss from discontinued operations, net of tax	(55)	(1,394)
Net loss	$(1,356)	$(2,089)
Less: income allocated to participating securities	—	—
Net loss available to common shareholders	$(1,356)	$(2,089)
Weighted average common shares—basic	24,832,541	25,324,213
Restricted stock units	—	—
Weighted average common shares—diluted	24,832,541	25,324,213

Earnings (loss) from continuing operations per common share—basic	$(0.05)	$(0.03)
Earnings (loss) from discontinued operations per common share—basic	—	(0.05)
Earnings (loss) per common share—basic	$(0.05)	$(0.08)

Earnings (loss) from continuing operations per common share—diluted	$(0.05)	$(0.03)
Earnings (loss) from discontinued operations per common share—diluted	—	(0.05)
Earnings (loss) per common share—diluted	$(0.05)	$(0.08)
8. Commitments and Contingencies
Lease Assignments. Pollo Tropical assigned two leases to third parties on properties where it no longer operates with lease terms expiring in 2033 and 2036. Although the assignees are responsible for making the payments required by the lease, the Company is a guarantor under the leases.
The maximum potential liability for future rental payments that the Company could be required to make under these leases at April 3, 2022 was $4.6 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
Indemnity of Lease Guarantees. As discussed in Note 2—Dispositions, Taco Cabana, Inc., a former wholly-owned subsidiary of the Company, was sold in the third quarter of 2021 to YTC Enterprises through a stock purchase agreement. The Company's previous owners, Carrols Restaurant Group, Inc. ("Carrols") remains a guarantor under 12 Taco Cabana restaurant property leases with lease terms expiring on various dates through 2030, all of which are still operating, as of April 3, 2022. The Company has indemnified Carrols for all obligations under the guarantees per the terms of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta. The Company remains liable for all obligations under the terms of the leases in the event YTC Enterprises fails to pay any sums due under the lease, subject to indemnification provisions under the stock purchase agreement.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at April 3, 2022 was $8.4 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. YTC Enterprises has indemnified the Company for all such obligations and the Company does not believe it is probable it will be required to perform under any of the guarantees or direct obligations.
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
9. Related Party Transactions
The Company engaged Jefferies LLC ("Jefferies"), an affiliate of one of the current members of Fiesta's board of directors, and a subsidiary of Jefferies Financial Group, Inc, a holder of more than 20 percent of the total outstanding shares of Fiesta, in connection with a refinancing of the Company's former amended senior credit facility in 2020 and other advisory services including related to the sale of Taco Cabana. The Company paid fees of $1.7 million to Jefferies and reimbursed Jefferies for reasonable out of pocket and ancillary expenses of less than $0.1 million when the refinancing was completed in the fourth quarter of 2020. The Company paid Jefferies a transaction advisory fee of $2.0 million upon the sale of Taco Cabana. As of April 3, 2022 and January 2, 2022, there were no amounts due to the related party recognized on the condensed consolidated balance sheets.
10. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities from continuing operations:

	Three Months Ended
	April 3, 2022	April 4, 2021
Supplemental cash flow disclosures:
Interest paid on long-term debt	$63	$63
Income tax payments (refunds), net	5	(9,157)

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$3,846	$1,348
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	1,820	1,026
Operating lease liabilities	2,666	1,188

Cash and restricted cash reconciliation:
Beginning of period
Cash	$36,797	$49,778
Restricted cash	3,837	3,584
Cash and restricted cash, beginning of period	$40,634	$53,362

End of period
Cash	$37,146	$58,760
Restricted cash	3,631	3,837
Cash and restricted cash, end of period	$40,777	$62,597

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

11. Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848) ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As of April 3, 2022, the Company's only exposure to LIBOR rates was the undrawn $10.0 million revolving credit facility under its senior credit facility. Upon cessation of the LIBOR, the senior credit facility would use a benchmark replacement rate. According to ASU No. 2020-04, modifications of contracts within the scope of Topic 470 Debt should be accounted for by prospectively adjusting the effective interest rate. The Company does not expect ASU No. 2020-04 to have a significant impact on its financial statements.

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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 2, 2022 contained 52 weeks. The three months ended April 3, 2022 and April 4, 2021 each contained thirteen weeks. The fiscal year ending January 1, 2023 will contain 52 weeks.
Company Overview
We own, operate and franchise the restaurant brand Pollo Tropical®, which has over 30 years of operating history and a loyal customer base. Our Pollo Tropical locations feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items. We believe the brand offers a distinct and unique flavor with broad appeal at a compelling value, which differentiates it in the competitive fast-casual and quick-service restaurant segments. All but one of our restaurants offer the convenience of drive-thru windows. As of April 3, 2022, we operated 138 Pollo Tropical Company-owned restaurants, all of which are located in Florida.
We franchise our Pollo Tropical restaurants primarily in international markets, and as of April 3, 2022, we had 23 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, the Bahamas, and the U.S. Virgin Islands, and eight licensed Pollo Tropical restaurants located in Florida consisting of five on college campuses and locations at a hospital and two sports and entertainment stadiums. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
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
Labor Challenges and Inflationary Factors
Hours of operations have been limited due to labor shortages which are affecting our brand and the restaurant industry. In the first quarter of 2022, we estimate that operating hours were reduced by approximately 4.3% as a result of labor shortages. Additionally, we experienced increased overtime due to training and staffing shortages. In response to these labor shortages and competition for labor, we implemented special incentive pay in affected locations and for particular days of the week, and we have introduced sign-on bonuses payable after a specified term of service. In addition, we believe that approximately $0.2 million of the labor cost increases in the first quarter of 2022 for overtime and staffing-related incentives are short-term in nature. We have intensified our focus on accelerating labor optimization efforts to improve staffing efficiency, which we believe will increase both staff availability and margins.
Inflationary factors have been experienced primarily in labor, food costs, and other operating costs categories. Due primarily to higher wage rates, restaurant wages and related expenses as a percentage of net sales increased to 24.8% in the first quarter of 2022 from 23.2% in the first quarter of 2021. Commodity costs as a percentage of net sales increased 4.9% in the first quarter of 2022 compared to the first quarter of 2021. Chicken costs, the primary protein purchased, are not expected to increase significantly for the remainder of 2022. Utilities costs as a percentage of net sales also increased to 3.8% in the first quarter of 2022 from 3.3% in the first quarter of 2021.
Pricing action has been taken to offset labor, food and operating cost increases. In order to maintain value perceptions with our customers, we implemented a phased approach to menu price increases and took lower pricing increases on items purchased by value-conscious customers including our "Pollo Time" promotional items. Recent price increases include a 5.2% price increase in mid-December 2021, and a 5.0% increase in March 2022. As a result of this phased approach to menu price increases, margin improvement is trailing the impact of cost increases noted above, with improved margins expected in future quarters compared to the first quarter of 2022, barring unforeseen changes in our cost structure and operating environment.

Executive Summary—Consolidated Operating Performance for the Three Months Ended April 3, 2022
Our first quarter 2022 results and highlights include the following:
•We recognized a net loss of $(1.4) million, or $(0.05) per diluted share, in the first quarter of 2022 compared to a net loss of $(2.1) million, or $(0.08) per diluted share, in the first quarter of 2021 due primarily to the impact of increased comparable restaurant sales at Pollo Tropical and lower impairment and other lease charges in the first quarter of 2022, partially offset by higher cost of sales, labor costs, repair and maintenance costs, general and administrative expenses, advertising costs and delivery fees in the first quarter of 2022. The loss in the first quarter of 2021 was primarily the result of the loss from discontinued operations.
•We recognized a loss from continuing operations of $(1.3) million, or $(0.05) per diluted share, in the first quarter of 2022 compared to a loss from continuing operations of $(0.7) million, or $(0.03) per diluted share, in the first quarter of 2021 primarily as a result of the foregoing.
•Total revenues increased 8.4% in the first quarter of 2022 to $95.6 million compared to $88.2 million in the first quarter of 2021, driven by an increase in comparable restaurant sales at Pollo Tropical. Comparable restaurant sales increased 8.0% for our Pollo Tropical restaurants resulting from an increase in the net impact of product/channel mix and pricing of 15.0%, partially offset by a decrease in comparable restaurant transactions of 7.0%.
•Consolidated Adjusted EBITDA decreased $4.4 million in the first quarter of 2022 to $5.3 million compared to $9.7 million in the first quarter of 2021, driven primarily by higher labor costs, repair and maintenance, utilities, insurance costs and delivery fee expense, and sales mix and commodity costs within cost of sales, partially offset by the impact of higher restaurant sales. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."
Results of Operations
Unless otherwise noted, this discussion of operating results relates to our continuing operations.
The following table summarizes the changes in the number and mix of Pollo Tropical Company-owned and franchised restaurants:

	Pollo Tropical
	Owned	Franchised	Total
January 2, 2022	138	31	169
New	—	1	1
Closed	—	(1)	(1)
April 3, 2022	138	31	169

January 3, 2021	138	29	167
New	—	—	—
Closed	—	—	—
April 4, 2021	138	29	167
Three Months Ended April 3, 2022 Compared to Three Months Ended April 4, 2021
The following table sets forth, for the three months ended April 3, 2022 and April 4, 2021, selected operating results as a percentage of restaurant sales:

	Three Months Ended
	April 3, 2022	April 4, 2021
Costs and expenses:
Cost of sales	32.3%	31.1%
Restaurant wages and related expenses	24.8%	23.2%
Restaurant rent expense	6.3%	6.7%
Other restaurant operating expenses	17.5%	15.1%
Advertising expense	3.0%	2.7%

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
Total revenues increased 8.4% to $95.6 million in the first quarter of 2022 from $88.2 million in the first quarter of 2021. Restaurant sales increased 8.4% to $95.2 million in the first quarter of 2022 from $87.8 million in the first quarter of 2021.
The following table presents the primary drivers of the increase in restaurant sales for Pollo Tropical for the first quarter of 2022 compared to the first quarter of 2021 (in millions):

Increase in comparable restaurant sales	$7.0
Increase in sales related to closed restaurants, including temporary and partial closures	0.4
Total increase	$7.4
Restaurants are included in comparable restaurant sales after they have been open for 18 months. Restaurants are excluded from comparable restaurant sales for any fiscal month in which the restaurant was closed for more than five days. Comparable restaurant sales are compared to the same period in the prior year.
Comparable restaurant sales increased 8.0% for Pollo Tropical restaurants in the first quarter of 2022 compared to the first quarter of 2021. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by menu price increases net of discounts and promotions and changes in sales channel and sales mix.
For Pollo Tropical, an increase in the net impact of product/channel mix and pricing of 15.0% was partially offset by a decrease in comparable restaurant transactions of 7.0% in the first quarter of 2022 compared to the first quarter of 2021. The increase in product/channel mix and pricing was driven primarily by increases in dine-in, delivery, and drive-thru average check, and menu price increases of 13.8%. We believe staffing challenges had a negative impact on sales trends driven by reduced operating hours and sales channels in the first quarter of 2022. Comparable restaurant sales in adequately staffed markets increased 11.1% in the first quarter of 2022 compared the first quarter of 2021. Comparable restaurant sales in the first quarter of 2022 were negatively impacted by remodels and refreshes that temporarily closed dine-in and counter take-out operations. We estimate that these temporary dine-in closures negatively impacted comparable restaurant sales by approximately 0.4% in the first quarter of 2022.
Franchise revenues remained flat at $0.4 million in the first quarter of 2022 compared to the first quarter of 2021.
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

The following table presents the primary drivers of the changes in the components of restaurant operating margins for the first quarter of 2022 compared to the first quarter of 2021. All percentages are stated as a percentage of restaurant sales:

Pollo Tropical:
Cost of sales:
Higher commodity cost	4.9%
Sales mix	1.0%
Higher promotions and discounts	0.2%
Menu price increases	(4.4)%
Operating efficiency	(0.7)%
Other	0.2%
Net increase in cost of sales as a percentage of restaurant sales	1.2%

Restaurant wages and related expenses:
Higher labor costs due to higher wage rates and overtime(1)	2.0%
Lower medical benefits costs including the impact of higher sales	(0.3)%
Lower incentive bonus(2)	(0.2)%
Other	0.1%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	1.6%

Other operating expenses:
Higher repair and maintenance costs	1.3%
Higher utilities costs	0.5%
Higher delivery fee expense due to increased delivery channel sales	0.4%
Higher insurance costs	0.4%
Lower professional fees and services	(0.2)%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	2.5%

Advertising expense:
Increased advertising	0.3%
Net increase in advertising expense as a percentage of restaurant sales	0.3%
(1)    Higher wage rates, overtime pay and payroll taxes due in part to labor shortages in 2022.
(2)    Primarily due to guaranteed bonus payments in 2021.
Restaurant Rent Expense. Restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.3% in the first quarter of 2022 from 6.7% in the first quarter of 2021 due primarily to the impact of higher restaurant sales which were partially offset by higher rental costs related to renewed leases.
General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brand and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees, corporate system costs, and stock-based compensation expense.
General and administrative expenses were $12.3 million for the first quarter of 2022 and $10.7 million for the first quarter of 2021, and as a percentage of total revenues, general and administrative expenses increased to 12.9% in the first quarter of 2022 compared to 12.1% in the first quarter of 2021, due primarily to increased professional fees, higher employee benefits and other support costs. General and administrative expenses for the first quarter of 2022 included $1.3 million in non-recurring expenses comprised of $0.7 million of professional fees, $0.3 million digital platform costs, and $0.3 million of general and administrative efficiency initiative costs. General and administrative expenses for the first quarter of 2021 included $0.3 million related to non-recurring digital costs.

Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA, a non-GAAP financial measure, is the primary measure of profit or loss used by our chief operating decision maker for purposes of assessing performance and is defined as earnings before interest expense, income taxes, depreciation and amortization, impairment and other lease charges (recoveries), goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants.
Consolidated Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Consolidated Adjusted EBITDA decreased to $5.3 million, or 5.5% of total revenues, in the first quarter of 2022 from $9.7 million, or 11.0% of total revenues, in the first quarter of 2021 due primarily to higher labor costs, repair and maintenance costs, utilities costs, general and administrative costs, and sales mix and commodity costs within cost of sales, partially offset by the impact of higher restaurant sales.
Restaurant-level Adjusted EBITDA. We also use Restaurant-level Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure to evaluate the performance and profitability of our restaurants in the aggregate, which is defined as Consolidated Adjusted EBITDA excluding franchise royalty revenues and fees, pre-opening costs and general and administrative expenses (including corporate-level general and administrative expenses).
Restaurant-level Adjusted EBITDA decreased to $15.3 million, or 16.1% of restaurant sales, in the first quarter of 2022 from $18.7 million, or 21.2% of restaurant sales, in the first quarter of 2021 primarily due to the foregoing. For a reconciliation from Consolidated Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense remained flat at $5.1 million in the first quarter of 2022 compared to the first quarter of 2021.
Impairment and Other Lease Charges (Recoveries). Impairment and other lease charges (recoveries) decreased to $(0.7) million in the first quarter of 2022 from $(0.1) million in the first quarter of 2021.
Impairment and other lease charges (recoveries) for the three months ended April 3, 2022 consist of gains from lease terminations.
Impairment and other lease charges (recoveries) for the three months ended April 4, 2021 include impairment charges of $0.1 million related primarily to equipment from previously impaired and closed restaurants and a gain from a lease termination of $(0.2) million.
Each quarter we assess the potential impairment of any long-lived assets that have experienced a triggering event, including restaurants for which the related trailing twelve-month cash flows are below a certain threshold. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets, exclusive of operating lease payments, to their respective carrying values, excluding operating lease liabilities. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset group's carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, and for right-of-use lease assets, current market lease rent and discount rates, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material. Due to the uncertainty associated with the unprecedented nature of the COVID-19 pandemic and the impact it may continue to have on our operations and future cash flows, it is reasonably possible that the estimates of future cash flows used in impairment assessments will change in the near term and the effect of the change could be material.
For seven Pollo Tropical restaurants with combined carrying values (excluding right-of-use lease assets) of $4.7 million, projected cash flows are not substantially in excess of their carrying values. If the performance of these restaurants deteriorates from current projections, an impairment charge could be recognized in future periods, and such charge could be material.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income, was $0.4 million for the first quarter of 2022 and consisted of closed restaurant rent and ancillary lease costs of $2.2 million net of sublease income of $(1.8) million. Closed restaurant rent expense, net of sublease income, was $0.8 million for the first quarter of 2021 and consisted of closed restaurant rent and ancillary lease costs of $2.3 million net of sublease income of $(1.6) million.
Other Expense (Income), Net. Other expense (income), net, for the first quarter of 2022 primarily consisted of closed restaurant related costs of $0.1 million. Other expense, net, for the first quarter of 2021 was $0.1 million and primarily consisted of costs for the removal, transfer, and storage of equipment from closed restaurants and other closed restaurant related costs.
Interest Expense. Interest expense remained flat at $0.1 million in the first quarter of 2022 compared to the first quarter of 2021.
Provision for (Benefit from) Income Taxes. The effective tax rate was 14.6% and 129.2% for the first quarter of 2022 and 2021, respectively. The benefit from income taxes for the first quarter of 2022 was derived using an estimated annual effective tax rate of 20.0% which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.1 million. The provision for income taxes for the first quarter of 2021 was derived using an estimated annual effective tax rate of 57.6% which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.3 million and a $1.5 million out-of-period adjustment that increased our income tax provision.
Loss from Discontinued Operations, Net of Tax. All revenues, costs and expenses and income taxes attributable to Taco Cabana have been aggregated within loss from discontinued operations, net of tax, in the condensed consolidated statement of operations for all periods presented. During the first quarter of 2022, we recognized $0.2 million of expenses, primarily related to workers' compensation claims, and a reduction of stock-based compensation of $(0.1 million) within loss from discontinued operations, net of tax, in the condensed consolidated statement of operations. See Note 2—Dispositions in our unaudited condensed consolidated financial statements.
Net Loss. As a result of the foregoing, we had a net loss of $(1.4) million in the first quarter of 2022 compared to a net loss of $(2.1) million in the first quarter of 2021.
Liquidity and Capital Resources
Unless otherwise noted, this discussion of liquidity and capital resources relates to our combined operations.
We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. Although, as a result of our substantial cash balance, we did not have a working capital deficit at April 3, 2022, we have the ability to operate with a substantial working capital deficit (and we have historically operated with a working capital deficit) because:
•Restaurant operations are primarily conducted on a cash basis;
•Rapid turnover results in a limited investment in inventories; and
•Cash from sales is usually received before related liabilities for supplies and payroll become due.
Capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe our cash reserves, cash generated from our operations, and availability of borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs and capital expenditures for the next twelve months. We used the net proceeds from the sale of Taco Cabana to repay the outstanding term loan under our senior credit facility in the third quarter of 2021.
Operating Activities. Net cash provided by operating activities in the first three months of 2022 and 2021 was $3.9 million and $9.5 million, respectively. The decrease in net cash provided by operating activities in the three months ended April 3, 2022 was primarily driven by a decrease in Consolidated Adjusted EBITDA, including contributions from discontinued operations, the receipt of income tax refunds in 2021, and the timing of payments.
Investing Activities. Net cash used in investing activities in the first three months of 2022 was $3.6 million compared to offsetting sources and uses of cash in investing activities in the same period of 2021. Capital expenditures are generally the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures from continuing operations for the periods presented (dollars in thousands):

	Pollo Tropical	Other	Continuing Operations
Three Months Ended April 3, 2022:
New restaurant development	$—	$—	$—
Restaurant remodeling	1,480	—	1,480
Other restaurant capital expenditures(1)	1,904	—	1,904
Corporate and restaurant information systems	387	34	421
Total capital expenditures	$3,771	$34	$3,805
Number of new restaurant openings	—		—
Three Months Ended April 4, 2021:
New restaurant development	$—	$—	$—
Restaurant remodeling	162	—	162
Other restaurant capital expenditures(1)	514	—	514
Corporate and restaurant information systems	33	356	389
Total capital expenditures	$709	$356	$1,065
Number of new restaurant openings	—		—
(1)    Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our unaudited condensed consolidated financial statements. For the three months ended April 3, 2022 and April 4, 2021, total restaurant repair and maintenance expenses were approximately $3.8 million and $2.5 million, respectively.

The following table sets forth our capital expenditures from discontinued operations for the period presented (dollars in thousands):

Taco Cabana
Three Months Ended April 4, 2021:
New restaurant development	$—
Restaurant remodeling	500
Other restaurant capital expenditures(1)	1,458
Corporate and restaurant information systems	73
Total capital expenditures	$2,031
Number of new restaurant openings	—
(1)    Excludes restaurant repair and maintenance expenses included in discontinued operations in our unaudited condensed consolidated financial statements. For the three months ended April 4, 2021, total restaurant repair and maintenance expenses from discontinued operations were approximately $1.7 million.
Net cash provided by investing activities from discontinued operations in the first three months of 2022 included proceeds from insurance recoveries of $0.2 million. Net cash used in investing activities from discontinued operations in the first three months of 2021 included net proceeds of $3.1 million from the sale-leaseback of two restaurant properties.
Total capital expenditures in 2022 are expected to be between $25.0 million and 30.0 million.
Financing Activities. Net cash used in financing activities in the first three months of 2022 was $0.2 million and consisted of payments to repurchase our common stock. Net cash used in financing activities in the first three months of 2021 included term loan borrowing repayments under our senior credit facility of $0.2 million and $0.1 million in principal payments on finance leases.
Senior Credit Facility. On November 23, 2020, we terminated our former amended senior secured revolving credit facility and entered into a new senior secured credit facility, which is referred to as the "senior credit facility." The senior credit facility was comprised of a term loan facility (the "term loan facility") of $75.0 million and a revolving credit facility (the "revolving credit facility") of up to $10.0 million and matures on November 23, 2025. The senior credit facility also provides for potential incremental term loan borrowing increases of up to $37.5 million in the aggregate, subject to, among other items, compliance with a minimum Total Leverage Ratio and other terms specified in the senior credit facility. As required by the terms of the senior credit facility, the net proceeds from the sale of Taco Cabana were used to fully repay our outstanding term loan borrowings on August 16, 2021. The early repayment was subject to a 103% loan prepayment premium.
The senior credit facility provides that we be in compliance with the Total Leverage Ratio under the senior credit facility beginning January 3, 2022. We will be permitted to exercise equity cure rights with respect to compliance with the Total Leverage Ratio subject to certain restrictions as set forth in the senior credit facility.
Borrowings under the senior credit facility bear interest at a rate per annum, at our option, equal to either (all terms as defined in the senior credit facility):
1)    the Base Rate plus the Applicable Margin of 6.75% with a minimum Base Rate of 2.00%, or
2)    the LIBOR (or Benchmark Replacement) Rate plus the Applicable Margin of 7.75%, with a minimum LIBOR (or Benchmark Replacement) Rate of 1.00%.
In addition, the senior credit facility requires us to pay a commitment fee of 0.50% per annum on the daily amount of the unused portion of the revolving credit facility.
The outstanding borrowings under the revolving credit facility are prepayable without penalty or premium (other than customary breakage costs). The outstanding borrowings under the term loan facility were voluntarily prepayable by us, and the term loan facility provided that each of the following required a mandatory prepayment of outstanding term loan borrowings by us as follows: (i) 100% of any cash Net Proceeds (as defined in the senior credit facility) in excess of $2.0 million individually or in the aggregate over the term of the senior credit facility in respect of any Casualty Event (as defined in the senior credit facility) affecting collateral provided that we were permitted to reinvest such Net Proceeds in accordance with the senior credit facility, (ii) 100% of any Net Proceeds of a Specified Equity Contribution (as defined in the senior credit facility), (iii) 100% of any cash Net Proceeds from the issuance of debt issued by us or our subsidiaries other than Permitted Debt (as defined in the senior credit facility), (iv) 100% of any Net Proceeds from the Disposition (as defined in the senior credit facility) of certain assets individually, or in the aggregate, in excess of $2.0 million in any fiscal year provided that we were permitted to reinvest such Net Proceeds in accordance with the senior credit facility and (v) beginning with the fiscal year ending January 2, 2022, an amount equal to the Excess Cash Flow (as defined in the senior credit facility) in accordance with the senior credit facility.
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
The senior credit facility contains certain covenants, including, without limitation, those limiting our ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of our business in any material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends.
Our obligations under the senior credit facility are secured by all of our and our subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
Under the senior credit facility, the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, defaults on other indebtedness, certain judgments or upon the occurrence of a change of control (as specified in the senior credit facility).
As of April 3, 2022, we were in compliance with the financial covenants under our senior credit facility. At April 3, 2022, $10.0 million was available for borrowing under the revolving credit facility.
Off-Balance Sheet Arrangements and Cash Requirements
We have no off-balance sheet arrangements.
There have been no significant changes outside the ordinary course of business to our cash requirements since January 2, 2022. Information regarding our cash requirements is included under "Cash Requirements" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

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
Application of Critical Accounting Policies
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended January 2, 2022 included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. These estimates involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the financial condition or results of operations. There have been no material changes affecting our critical accounting policies for the three months ended April 3, 2022.
Management's Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA is a non-GAAP financial measure. We use Consolidated Adjusted EBITDA in addition to net income (loss) and income (loss) from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe this measure is an important indicator of our operational strength and the performance of our business and it provides a view of operations absent non-cash activity and items that are not related to the ongoing operation of our restaurants or affect comparability period over period. Consolidated Adjusted EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies, and should not be considered as an alternative to net income (loss), earnings (loss) per share, cash flows from operating activities or other financial information determined under GAAP.
We also use Restaurant-level Adjusted EBITDA as a supplemental measure to evaluate the performance and profitability of our restaurants in the aggregate, which is defined as Consolidated Adjusted EBITDA excluding franchise royalty revenues and fees, pre-opening costs, and general and administrative expenses (including corporate-level general and administrative expenses). Restaurant-level Adjusted EBITDA margin is derived by dividing Restaurant-level Adjusted EBITDA by restaurant sales. Restaurant-level Adjusted EBITDA is also a non-GAAP financial measure.
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
•Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and such financial information does not reflect the cash required to fund such replacements; and

•Such financial information does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges and gains (such as impairment and other lease charges (recoveries), closed restaurant rent expense, net of sublease income, other income and expense and stock-based compensation expense) have recurred and may recur.
A reconciliation from consolidated net loss to Consolidated Adjusted EBITDA follows (in thousands). All amounts are from continuing operations unless otherwise indicated.

	Three Months Ended
	April 3, 2022	April 4, 2021

Net loss	$(1,356)	$(2,089)
Loss from discontinued operations, net of tax	55	1,394
Provision for (benefit from) income taxes	(222)	3,077
Income (loss) from continuing operations before taxes	(1,523)	2,382
Add:
Non-general and administrative adjustments:
Depreciation and amortization	5,114	5,088
Impairment and other lease charges (recoveries)	(702)	(52)
Interest expense	85	61
Closed restaurant rent expense, net of sublease income	380	750
Other expense (income), net	51	123
Stock-based compensation expense	7	16
Total non-general and administrative adjustments	4,935	5,986
General and administrative adjustments:
Stock-based compensation expense	623	994
Non-recurring professional fees(1)	705	—
G&A efficiency initiatives(2)	261	—
Digital costs(3)	291	316
Total general and administrative adjustments	1,880	1,310
Consolidated Adjusted EBITDA	$5,292	$9,678
Total revenues	$95,609	$88,215
Consolidated Adjusted EBITDA as a percentage of total revenues	5.5%	11.0%
(1)    Non-recurring professional fees consist of costs related to growth initiatives.
(2)    G&A efficiency initiatives consist of non-recurring retention bonus costs.
(3)     Digital costs for the three months ended April 3, 2022 and April 4, 2021 include costs related to enhancing the digital experience for our customers.
A reconciliation from Consolidated Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

	Three Months Ended
	April 3, 2022	April 4, 2021

Consolidated Adjusted EBITDA	$5,292	$9,678
Restaurant-level adjustments:
Add: Other general and administrative expense(1)	10,462	9,356
Less: Franchise royalty revenue and fees	409	375
Restaurant-level Adjusted EBITDA	$15,345	$18,659
Restaurant sales	$95,200	$87,840
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	16.1%	21.2%
(1)    Excludes general and administrative adjustments included in Consolidated Adjusted EBITDA.

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
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 2, 2022 with respect to our market risk sensitive instruments.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2022.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the first quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are a party to various litigation matters incidental to the conduct of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors
Part 1—Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

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
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended April 3, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2022 to February 6, 2022	14,746	$11.10	14,746	137,462
February 7, 2022 to March 6, 2022	—	—	—	137,462
March 7, 2022 to April 3, 2022	—	—	—	137,462
Total	14,746	$11.10	14,746
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

FIESTA RESTAURANT GROUP, INC.

Date: May 12, 2022	/s/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: May 12, 2022	/s/ DIRK MONTGOMERY
(Signature)
Dirk Montgomery Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)