Form 10-Q
period 2022-07-03
Fiesta Restaurant Group, Inc.
filed 2022-08-11
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2022, Fiesta Restaurant Group, Inc. had 25,995,285 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JULY 3, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 3, 2022	January 2, 2022
ASSETS
Current assets:
Cash	$39,262	$36,797
Restricted cash	3,631	3,837
Accounts receivable	5,777	6,223
Inventories	2,527	2,524
Prepaid rent	109	109
Income tax receivable	2,777	3,846
Prepaid expenses and other current assets	7,812	5,706
Total current assets	61,895	59,042
Property and equipment, net	85,506	89,884
Operating lease right-of-use assets	150,423	154,127
Goodwill	56,307	56,307
Deferred tax assets	175	—
Other assets	6,385	7,753
Total assets	$360,691	$367,113
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$69	$63
Accounts payable	14,653	12,342
Accrued payroll, related taxes and benefits	8,198	8,475
Accrued real estate taxes	2,956	1,630
Other current liabilities	18,800	18,032
Total current liabilities	44,676	40,542
Long-term debt, net of current portion	397	438
Operating lease liabilities	158,876	163,270
Deferred tax liabilities	—	229
Other non-current liabilities	7,669	7,763
Total liabilities	211,618	212,242
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 28,858,749 and 28,445,812 shares issued, respectively, and 24,971,073 and 24,829,002 shares outstanding, respectively	278	277
Additional paid-in capital	184,628	182,686
Retained earnings (accumulated deficit)	(5,534)	2,043
Treasury stock, at cost; 2,862,538 and 2,847,792 shares, respectively	(30,299)	(30,135)
Total stockholders' equity	149,073	154,871
Total liabilities and stockholders' equity	$360,691	$367,113
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JULY 3, 2022 AND JULY 4, 2021
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenues:
Restaurant sales	$98,023	$90,764	$193,223	$178,604
Franchise royalty revenues and fees	464	391	873	766
Total revenues	98,487	91,155	194,096	179,370
Costs and expenses:
Cost of sales	32,580	27,558	63,327	54,859
Restaurant wages and related expenses (including stock-based compensation expense of $6, $15, $13 and $31, respectively)	24,583	21,901	48,157	42,240
Restaurant rent expense	5,976	5,824	12,003	11,701
Other restaurant operating expenses	16,755	14,215	33,405	27,520
Advertising expense	3,245	2,898	6,109	5,273
General and administrative (including stock-based compensation expense of $1,388, $1,046, $2,011 and $2,040, respectively)	12,791	11,050	25,133	21,716
Depreciation and amortization	5,232	4,875	10,346	9,963
Impairment and other lease charges (recoveries)	2,110	(202)	1,408	(254)
Closed restaurant rent expense, net of sublease income	401	966	781	1,716
Other expense (income), net	83	170	134	293
Total operating expenses	103,756	89,255	200,803	175,027
Income (loss) from operations	(5,269)	1,900	(6,707)	4,343
Interest expense	85	61	170	122
Income (loss) from continuing operations before taxes	(5,354)	1,839	(6,877)	4,221
Provision for (benefit from) income taxes	1,134	(841)	912	2,236
Income (loss) from continuing operations	(6,488)	2,680	(7,789)	1,985
Income (loss) from discontinued operations, net of tax	267	(2,763)	212	(4,157)
Net loss	$(6,221)	$(83)	$(7,577)	$(2,172)
Earnings (loss) per common share:
Continuing operations – basic	$(0.26)	$0.11	$(0.31)	$0.07
Discontinued operations – basic	0.01	(0.11)	0.01	(0.16)
Basic	$(0.25)	$—	$(0.30)	$(0.09)

Continuing operations – diluted	$(0.26)	$0.11	$(0.31)	$0.07
Discontinued operations – diluted	0.01	(0.11)	0.01	(0.16)
Diluted	$(0.25)	$—	$(0.30)	$(0.09)

Weighted average common shares outstanding:
Basic	24,946,674	25,496,038	24,889,650	25,410,123
Diluted	24,946,674	25,496,038	24,889,650	25,410,783
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JULY 3, 2022 AND JULY 4, 2021
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 3, 2021	25,293,149	$273	$176,614	$(8,327)	$(20,779)	$147,781
Stock-based compensation	—	—	1,163	—	—	1,163
Vesting of restricted shares	109,528	1	(1)	—	—	—
Net loss	—	—	—	(2,089)	—	(2,089)
Balance at April 4, 2021	25,402,677	274	177,776	(10,416)	(20,779)	146,855
Stock-based compensation	—	—	1,241	—	—	1,241
Vesting of restricted shares	126,791	1	(1)	—	—	—
Net loss	—	—	—	(83)	—	(83)
Balance at July 4, 2021	25,529,468	$275	$179,016	$(10,499)	$(20,779)	$148,013

Balance at January 2, 2022	24,829,002	$277	$182,686	$2,043	$(30,135)	$154,871
Stock-based compensation	—	—	549	—	—	549
Vesting of restricted shares	66,372	—	—	—	—	—
Purchase of treasury stock	(14,746)	—	—	—	(164)	(164)
Net loss	—	—	—	(1,356)	—	(1,356)
Balance at April 3, 2022	24,880,628	277	183,235	687	(30,299)	153,900
Stock-based compensation	—	—	1,394	—	—	1,394
Vesting of restricted shares	90,445	1	(1)	—	—	—
Net loss	—	—	—	(6,221)	—	(6,221)
Balance at July 3, 2022	24,971,073	$278	$184,628	$(5,534)	$(30,299)	$149,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JULY 3, 2022 AND JULY 4, 2021
(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2022	July 4, 2021
Operating activities:
Net loss	$(7,577)	$(2,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposals of property and equipment, net	—	(285)
Stock-based compensation	1,943	2,404
Impairment and other lease charges (recoveries)	1,408	40
Depreciation and amortization	10,346	17,762
Amortization of deferred financing costs	40	400
Deferred income taxes	(404)	(975)
Changes in other operating assets and liabilities	4,940	4,342
Net cash provided by operating activities	10,696	21,516
Investing activities:
Capital expenditures:
Restaurant remodeling	(3,311)	(1,237)
Other restaurant capital expenditures	(3,895)	(6,458)
Corporate and restaurant information systems	(1,239)	(1,374)
Total capital expenditures	(8,445)	(9,069)
Proceeds from disposals of properties	—	1,307
Proceeds from insurance recoveries	203	—
Proceeds from sale-leaseback transactions	—	3,083
Net cash used in investing activities	(8,242)	(4,679)
Financing activities:
Repayment of secured debt	—	(375)
Principal payments on finance leases	(31)	(154)
Payments to purchase treasury stock	(164)	—
Net cash used in financing activities	(195)	(529)
Net change in cash and restricted cash	2,259	16,308
Cash and restricted cash, beginning of period	40,634	53,362
Cash and restricted cash of discontinued operations, beginning of period	—	257
Cash and restricted cash of discontinued operations, end of period	—	(260)
Cash and restricted cash, end of period	$42,893	$69,667
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises Pollo Tropical restaurants through its wholly-owned subsidiaries Pollo Operations, Inc. and Pollo Franchise, Inc. (collectively "Pollo Tropical"). Fiesta owned, operated and franchised Taco Cabana restaurants through its wholly-owned subsidiary, Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana") through August 15, 2021. Unless the context otherwise requires, Fiesta and its subsidiaries are collectively referred to as the "Company." At July 3, 2022, the Company owned and operated 138 Pollo Tropical® restaurants located in Florida and franchised a total of 29 Pollo Tropical restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, two in Panama, one in Guyana, one in Ecuador, one in the Bahamas, four on college campuses in Florida, and locations at one hospital and two sports and entertainment stadiums in Florida. The Company operates its business as one operating and reportable segment.
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
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 2, 2022 contained 52 weeks. The three and six months ended July 3, 2022 and July 4, 2021 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending January 1, 2023 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and six months ended July 3, 2022 and July 4, 2021 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended July 3, 2022 and July 4, 2021 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2022 included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2022. The January 2, 2022 balance sheet data is derived from those audited financial statements.
Reclassification. Certain prior period balances have been reclassified to conform to the current period presentation in the accompanying notes to the condensed consolidated financial statements.
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
•Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. There were no outstanding revolving credit borrowings under the Company's senior credit facility as of July 3, 2022 and January 2, 2022.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company filed an insurance claim for winter storm damages in Texas that occurred in the first quarter of 2021 and retained the right to receive the insurance claim proceeds. The Company recognized $0.4 million of insurance proceeds within income (loss) from discontinued operations, net of tax, in the second quarter of 2022 and $0.9 million of insurance proceeds in the fourth quarter of 2021, and expects to recognize any additional proceeds when the claim is ultimately resolved.
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
During the three and six months ended July 3, 2022, the Company recognized $0.4 million and $0.2 million of income, respectively, primarily related to insurance proceeds and slightly offset by expenses related to workers' compensation claims within income (loss) from discontinued operations, net of tax, in the condensed consolidated statement of operations. Additionally, during the six months ended July 3, 2022, the Company recognized a reduction of stock-based compensation of $(0.1) million within income (loss) from discontinued operations, net of tax, in the condensed consolidated statement of operations. A summary of the results of the discontinued operations for the three and six months ended July 4, 2021 is as follows:

	Three Months Ended	Six Months Ended
	July 4, 2021	July 4, 2021
Major classes of line items constituting pretax loss of discontinued operations:
Revenues:
Total revenues	$66,352	$122,876
Costs and expenses:
Cost of sales	18,823	34,608
Restaurant wages and related expenses (including stock-based compensation expense of $24 and $50, respectively)	20,640	38,345
Restaurant rent expense	5,657	11,413
Other restaurant operating expenses	10,459	19,450
General and administrative (including stock-based compensation expense of $156 and $283, respectively)	4,089	7,991
Depreciation and amortization	3,961	7,799
Other income and expense items that are not major	2,658	4,381
Total operating expenses	66,287	123,987
Income (loss) from operations	65	(1,111)
Interest expense	1,906	3,868
Loss from discontinued operations before income taxes	(1,841)	(4,979)
Provision for (benefit from) income taxes	922	(822)
Loss from discontinued operations, net of tax	$(2,763)	$(4,157)

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of significant investing activity and non-cash operating, investing, and financing activity of the discontinued operations for the six months ended July 4, 2021 is as follows:

Six Months Ended
July 4, 2021
Non-cash operating activities:
Gain on disposals of property and equipment, net	$(290)
Stock-based compensation	333
Impairment and other lease charges	294
Depreciation and amortization	7,799

Investing activities:
Capital expenditures:
New restaurant development	$—
Restaurant remodeling	(645)
Other restaurant capital expenditures	(2,708)
Corporate and restaurant information systems	(110)
Total capital expenditures	(3,463)
Proceeds from disposals of properties	1,307
Proceeds from sale-leaseback transactions	3,083
Net cash provided by investing activities – discontinued operations	$927

Supplemental cash flow disclosures:
Interest paid on long-term debt	$3,356

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$1,692
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	5,156
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	2,194
Operating lease liabilities	2,795

3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	July 3, 2022	January 2, 2022
Prepaid contract expenses	$4,685	$4,462
Other	3,127	1,244
	$7,812	$5,706

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
A summary of impairment of long-lived assets and other lease charges (recoveries) is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Impairment of long-lived assets	$2,156	$32	$2,156	$142
Other lease charges (recoveries)	(46)	(234)	(748)	(396)
	$2,110	$(202)	$1,408	$(254)
Impairment charges for the three and six months ended July 3, 2022 related primarily to impairment of assets from four underperforming Pollo Tropical restaurants for which continued performance declines resulted in a decrease in the estimated future cash flows. For the three and six months ended July 3, 2022, other lease charges (recoveries) consist of gains from lease terminations.
Impairment charges for the three and six months ended July 4, 2021 related primarily to impairment of equipment from previously impaired and closed restaurants. For the three and six months ended July 4, 2021, other lease charges (recoveries) related primarily to gains from lease terminations.
The Company determines the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilizes third-party information such as a broker quoted value to determine the fair value of the property, when applicable. The Company also utilizes discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilizes current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the six months ended July 3, 2022 totaled $1.2 million.
5. Other Liabilities
Other current liabilities consist of the following:

	July 3, 2022	January 2, 2022
Operating lease liabilities	$10,685	$10,381
Accrued workers' compensation and general liability claims	2,832	3,083
Sales and property taxes	1,382	921
Other	3,901	3,647
	$18,800	$18,032

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Other non-current liabilities consist of the following:

	July 3, 2022	January 2, 2022
Accrued workers' compensation and general liability claims	$6,432	$6,432
Deferred compensation	268	320
Other	969	1,011
	$7,669	$7,763
6. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 14,746 shares of common stock valued at approximately $0.2 million during the six months ended July 3, 2022. As of July 3, 2022, 137,462 shares of common stock remain available for purchase under the share repurchase program. The repurchased shares are held as treasury stock at cost.
Stock-Based Compensation
On April 28, 2021, the stockholders of the Company approved the Fiesta Restaurant Group, Inc. 2021 Stock Incentive Plan (the "2021 Plan"). Following a grant of a total 37,874 shares to non-employee directors under the Company's 2012 Stock Incentive Plan (the "2012 Plan") on April 28, 2021, no additional shares will be granted under the 2012 Plan.
During the six months ended July 3, 2022, the Company granted certain employees a total of 227,781 non-vested restricted shares under the 2021 Plan that vest and become non-forfeitable over a four-year vesting period. Additionally, during the six months ended July 3, 2022, the Company granted certain employees a total of 185,000 non-vested restricted shares under the 2021 Plan that vest and become non-forfeitable over a one-year vesting period. During the six months ended July 3, 2022, the Company granted non-employee directors a total of 80,268 non-vested restricted shares under the 2021 Plan that vest and become non-forfeitable over a one-year vesting period. The weighted average fair value at grant date for non-vested shares issued during the six months ended July 3, 2022 and July 4, 2021 was $8.83 per share and $16.83 per share, respectively.
During the six months ended July 3, 2022, the Company also granted certain employees a total of 107,539 restricted stock units under the 2021 Plan subject to performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three-year vesting period. The number of shares into which these restricted stock units convert is based on the attainment of certain financial performance conditions and ranges from no shares, if the minimum performance condition is not met, to 215,078 shares if the maximum performance condition is met. The weighted average fair value at grant date for the restricted stock units granted during the six months ended July 3, 2022 and July 4, 2021 was $9.02 per share and $17.43 per share, respectively.
Stock-based compensation expense from continuing operations for the three and six months ended July 3, 2022 was $1.4 million and $2.0 million, respectively, and for the three and six months ended July 4, 2021 was $1.1 million and $2.1 million, respectively. Stock-based compensation expense from discontinued operations for the six months ended July 3, 2022 was $(0.1) million and for the three and six months ended July 4, 2021 was $0.2 million and $0.3 million, respectively. At July 3, 2022, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $7.2 million. At July 3, 2022, the remaining weighted average vesting period for non-vested restricted shares was 1.6 years and restricted stock units was 2.3 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of all non-vested restricted shares and restricted stock units activity for the six months ended July 3, 2022 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	769,018	$11.19	64,175	$17.45
Granted	493,049	8.83	107,539	9.02
Vested and released	(156,817)	12.20	—	—
Forfeited	(80,112)	11.02	(5,021)	17.43
Outstanding at July 3, 2022	1,025,138	$9.92	166,693	$12.01
The fair value of non-vested restricted shares and restricted stock units granted during the six months ended July 3, 2022 is based on the closing stock price on the date of grant.
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
All outstanding restricted stock units in the three and six months ended July 3, 2022 and the three months ended July 4, 2021 were performance-based awards which had not yet met their performance conditions as of July 3, 2022 and July 4, 2021. For the six months ended July 4, 2021, all shares of outstanding restricted stock units were excluded from the computation of diluted EPS because including these restricted stock units would have been antidilutive as a result of the loss from continuing operations in the six months ended July 4, 2021.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Basic and diluted EPS:
Income (loss) from continuing operations	$(6,488)	$2,680	$(7,789)	$1,985
Income (loss) from discontinued operations, net of tax	267	(2,763)	212	(4,157)
Net loss	$(6,221)	$(83)	$(7,577)	$(2,172)
Weighted average common shares—basic	24,946,674	25,496,038	24,889,650	25,410,123
Restricted stock units	—	—	—	660
Weighted average common shares—diluted	24,946,674	25,496,038	24,889,650	25,410,783

Earnings (loss) from continuing operations per common share—basic	$(0.26)	$0.11	$(0.31)	$0.07
Earnings (loss) from discontinued operations per common share—basic	0.01	(0.11)	0.01	(0.16)
Earnings (loss) per common share—basic	$(0.25)	$—	$(0.30)	$(0.09)

Earnings (loss) from continuing operations per common share—diluted	$(0.26)	$0.11	$(0.31)	$0.07
Earnings (loss) from discontinued operations per common share—diluted	0.01	(0.11)	0.01	(0.16)
Earnings (loss) per common share—diluted	$(0.25)	$—	$(0.30)	$(0.09)
8. Commitments and Contingencies
Lease Assignments. Pollo Tropical assigned two leases to third parties on properties where it no longer operates with lease terms expiring in 2033 and 2036. Although the assignees are responsible for making the payments required by the lease, the Company is a guarantor under the leases.
The maximum potential liability for future rental payments that the Company could be required to make under these leases at July 3, 2022 was $4.5 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
Indemnity of Lease Guarantees. As discussed in Note 2—Dispositions, Taco Cabana, Inc., a former wholly-owned subsidiary of the Company, was sold in the third quarter of 2021 to YTC Enterprises LLC ("YTC Enterprises") through a stock purchase agreement. The Company's previous owners, Carrols Restaurant Group, Inc. ("Carrols") remains a guarantor under 12 Taco Cabana restaurant property leases with lease terms expiring on various dates through 2030, all of which are still operating, as of July 3, 2022. The Company has indemnified Carrols for all obligations under the guarantees per the terms of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta. The Company remains liable for all obligations under the terms of the leases in the event YTC Enterprises fails to pay any sums due under the lease, subject to indemnification provisions under the stock purchase agreement.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at July 3, 2022 was $7.9 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. YTC Enterprises has indemnified the Company for all such obligations and the Company does not believe it is probable it will be required to perform under any of the guarantees or direct obligations.
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
9. Related Party Transactions
The Company engaged Jefferies LLC ("Jefferies"), an affiliate of one of the current members of Fiesta's board of directors, and a subsidiary of Jefferies Financial Group, Inc, a holder of more than 20 percent of the total outstanding shares of Fiesta, in connection with a refinancing of the Company's former amended senior credit facility in 2020 and other advisory services including related to the sale of Taco Cabana. The Company paid fees of $1.7 million to Jefferies and reimbursed Jefferies for reasonable out of pocket and ancillary expenses of less than $0.1 million when the refinancing was completed in the fourth quarter of 2020. The Company paid Jefferies a transaction advisory fee of $2.0 million upon the sale of Taco Cabana. As of July 3, 2022 and January 2, 2022, there were no amounts due to the related party recognized on the condensed consolidated balance sheets.
10. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities from continuing operations:

	Six Months Ended
	July 3, 2022	July 4, 2021
Supplemental cash flow disclosures:
Interest paid on long-term debt	$97	$115
Income tax payments (refunds), net	323	(6,347)

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$2,437	$2,481
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	5,281	1,490
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	2,370	2,288
Operating lease liabilities	3,321	2,793

Cash and restricted cash reconciliation:
Beginning of period
Cash	$36,797	$49,778
Restricted cash	3,837	3,584
Cash and restricted cash, beginning of period	$40,634	$53,362

End of period
Cash	$39,262	$65,830
Restricted cash	3,631	3,837
Cash and restricted cash, end of period	$42,893	$69,667

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

11. Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848) ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As of July 3, 2022, the Company's only exposure to LIBOR rates was the undrawn $10.0 million revolving credit facility under its senior credit facility. Upon cessation of the LIBOR, the senior credit facility would use a benchmark replacement rate. According to ASU No. 2020-04, modifications of contracts within the scope of Topic 470 Debt should be accounted for by prospectively adjusting the effective interest rate. The Company does not expect ASU No. 2020-04 to have a significant impact on its financial statements.

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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 2, 2022 contained 52 weeks. The three and six months ended July 3, 2022 and July 4, 2021 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending January 1, 2023 will contain 52 weeks.
Company Overview
We own, operate and franchise the restaurant brand Pollo Tropical®, which has over 30 years of operating history and a loyal customer base. Our Pollo Tropical locations feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items. We believe the brand offers a distinct and unique flavor with broad appeal at a compelling value, which differentiates it in the competitive fast-casual and quick-service restaurant segments. All but one of our restaurants offer the convenience of drive-thru windows. As of July 3, 2022, we operated 138 Pollo Tropical Company-owned restaurants, all of which are located in Florida.
We franchise our Pollo Tropical restaurants primarily in international markets, and as of July 3, 2022, we had 22 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, and the Bahamas, and seven licensed Pollo Tropical restaurants located in Florida consisting of four on college campuses and locations at a hospital and two sports and entertainment stadiums. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
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
Labor Challenges and Inflationary Factors
Hours of operations have been limited due to labor shortages which are affecting our brand and the restaurant industry. In the second quarter of 2022, we estimate that operating hours were reduced by approximately 3.0% as a result of labor shortages. Additionally, we experienced increased overtime due to training and staffing shortages. In response to these labor shortages and competition for labor, we implemented special incentive pay in affected locations and for particular days of the week, and we have introduced sign-on bonuses payable after a specified term of service. We believe these labor cost increases for overtime and staffing-related incentives are short-term in nature. We have intensified our focus on accelerating labor optimization efforts to improve staffing efficiency, which we believe will increase both staff availability and margins. As a result of our efforts, staffing levels improved in June 2022, enabling us to open all service channels, particularly dine-in, curbside and digital.
Inflationary factors have been experienced primarily in labor, food costs, and other operating costs categories. Due primarily to higher wage rates, restaurant wages and related expenses as a percentage of net sales increased to 25.1% in the second quarter of 2022 from 24.1% in the second quarter of 2021. Commodity costs as a percentage of net sales increased 6.2% in the second quarter of 2022 compared to the second quarter of 2021. The increase was partially due to non-recurring additional chicken costs of approximately $0.9 million as a result of utilizing a back-up supplier from May to early July 2022 due to a short-term capacity disruption experienced by our primary chicken supplier. Chicken costs, the primary protein purchased, are not expected to increase significantly for the remainder of 2022. Utilities costs as a percentage of net sales also increased to 4.0% in the second quarter of 2022 from 3.6% in the second quarter of 2021 primarily due to higher energy prices in 2022.

Pricing action has been taken to offset labor, food and other operating cost increases. In order to maintain value perceptions with our customers, we implemented a phased approach to menu price increases and took lower pricing increases on items purchased by value-conscious customers including our "Pollo Time" promotional items. Recent price increases include a 5.2% price increase in mid-December 2021, a 5.0% increase in March 2022, and a 1.4% increase in June 2022. As a result of this phased approach to menu price increases, margin improvement is trailing the impact of cost increases noted above, with improved margins expected in future quarters compared to the second quarter of 2022, barring unforeseen changes in our cost structure and operating environment.
Executive Summary—Consolidated Operating Performance for the Three Months Ended July 3, 2022
Our second quarter 2022 results and highlights include the following:
•We recognized a net loss of $(6.2) million, or $(0.25) per diluted share, in the second quarter of 2022 compared to a net loss of $(0.1) million, or $0.00 per diluted share, in the second quarter of 2021 due primarily to the impact of higher cost of sales, labor costs, repair and maintenance costs, utilities costs, insurance costs, general and administrative expenses, impairment and other lease charges, and delivery fees in the second quarter of 2022, partially offset by increased comparable restaurant sales at Pollo Tropical in the second quarter of 2022. The loss in the second quarter of 2021 was primarily the result of the loss from discontinued operations.
•We recognized a loss from continuing operations of $(6.5) million, or $(0.26) per diluted share, in the second quarter of 2022 compared to income from continuing operations of $2.7 million, or $0.11 per diluted share, in the second quarter of 2021 primarily as a result of the foregoing.
•Total revenues increased 8.0% in the second quarter of 2022 to $98.5 million compared to $91.2 million in the second quarter of 2021, driven by an increase in comparable restaurant sales at Pollo Tropical. Comparable restaurant sales increased 8.4% for our Pollo Tropical restaurants resulting from an increase in the net impact of product/channel mix and pricing of 15.1%, partially offset by a decrease in comparable restaurant transactions of 6.7%.
•Consolidated Adjusted EBITDA decreased $3.5 million in the second quarter of 2022 to $5.7 million compared to $9.1 million in the second quarter of 2021, driven primarily by higher labor costs, repair and maintenance costs, utilities costs, insurance costs, general and administrative costs and delivery fee expense, and commodity costs and sales mix within cost of sales, partially offset by the impact of higher restaurant sales. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

Results of Operations
Unless otherwise noted, this discussion of operating results relates to our continuing operations.
The following table summarizes the changes in the number and mix of Pollo Tropical Company-owned and franchised restaurants:

	Pollo Tropical
	Owned	Franchised	Total
January 2, 2022	138	31	169
New	—	1	1
Closed	—	(1)	(1)
April 3, 2022	138	31	169
New	—	—	—
Closed	—	(2)	(2)
July 3, 2022	138	29	167

January 3, 2021	138	29	167
New	—	—	—
Closed	—	—	—
April 4, 2021	138	29	167
New	—	—	—
Closed	—	—	—
July 4, 2021	138	29	167
Three Months Ended July 3, 2022 Compared to Three Months Ended July 4, 2021
The following table sets forth, for the three months ended July 3, 2022 and July 4, 2021, selected operating results as a percentage of restaurant sales:

	Three Months Ended
	July 3, 2022	July 4, 2021
Costs and expenses:
Cost of sales	33.2%	30.4%
Restaurant wages and related expenses	25.1%	24.1%
Restaurant rent expense	6.1%	6.4%
Other restaurant operating expenses	17.1%	15.7%
Advertising expense	3.3%	3.2%
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
Total revenues increased 8.0% to $98.5 million in the second quarter of 2022 from $91.2 million in the second quarter of 2021. Restaurant sales increased 8.0% to $98.0 million in the second quarter of 2022 from $90.8 million in the second quarter of 2021.

The following table presents the primary drivers of the increase in restaurant sales for Pollo Tropical for the second quarter of 2022 compared to the second quarter of 2021 (in millions):

Increase in comparable restaurant sales	$7.5
Decrease in sales related to closed restaurants, including temporary and partial closures	(0.2)
Total increase	$7.3
Restaurants are included in comparable restaurant sales after they have been open for 18 months. Restaurants are excluded from comparable restaurant sales for any fiscal month in which the restaurant was closed for more than five days. Comparable restaurant sales are compared to the same period in the prior year.
Comparable restaurant sales increased 8.4% for Pollo Tropical restaurants in the second quarter of 2022 compared to the second quarter of 2021. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by menu price increases net of discounts and promotions and changes in sales channel and sales mix.
For Pollo Tropical, an increase in the net impact of product/channel mix and pricing of 15.1% was partially offset by a decrease in comparable restaurant transactions of 6.7% in the second quarter of 2022 compared to the second quarter of 2021. The increase in product/channel mix and pricing was driven primarily by menu price increases of 14.4% and increases in dine-in and delivery average check. We believe staffing challenges had a negative impact on sales trends driven by reduced operating hours and sales channels in the second quarter of 2022. Comparable restaurant sales in the second quarter of 2022 were negatively impacted by remodels and refreshes that temporarily closed dine-in and counter take-out operations. We estimate that these temporary dine-in closures negatively impacted comparable restaurant sales by approximately 0.4% in the second quarter of 2022.
Franchise revenues increased to $0.5 million in the second quarter of 2022 from $0.4 million in the second quarter of 2021 due primarily to higher sales at franchised restaurants.
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

The following table presents the primary drivers of the changes in the components of restaurant operating margins for the second quarter of 2022 compared to the second quarter of 2021. All percentages are stated as a percentage of restaurant sales:

Pollo Tropical:
Cost of sales:
Higher commodity cost	6.2%
Sales mix	0.8%
Higher promotions and discounts	0.4%
Menu price increases	(4.7)%
Operating efficiency	(0.2)%
Other	0.3%
Net increase in cost of sales as a percentage of restaurant sales	2.8%

Restaurant wages and related expenses:
Higher labor costs due to higher wage rates, overtime pay and training costs, partially offset by the impact of higher restaurant sales(1)	1.6%
Higher workers' compensation costs	0.4%
Higher medical benefits costs	0.2%
Lower other labor costs including special incentive pay and sign-on bonuses	(1.1)%
Lower incentive bonus(2)	(0.3)%
Other	0.2%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	1.0%

Other operating expenses:
Higher repair and maintenance costs	0.6%
Higher utilities costs	0.4%
Higher property and general liability insurance costs	0.3%
Higher delivery fee expense due to increased delivery channel sales	0.3%
Lower operating supplies	(0.3)%
Other	0.1%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.4%

Advertising expense:
Increased advertising	0.1%
Net increase in advertising expense as a percentage of restaurant sales	0.1%
(1)    Higher wage rates, overtime pay and payroll taxes due in part to labor shortages in 2022.
(2)    Primarily due to guaranteed bonus payments in 2021.
Restaurant Rent Expense. Restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.1% in the second quarter of 2022 from 6.4% in the second quarter of 2021 due primarily to the impact of higher restaurant sales which were partially offset by higher rental costs related to renewed leases.
General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brand and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees, corporate system costs, and stock-based compensation expense.

General and administrative expenses were $12.8 million for the second quarter of 2022 and $11.1 million for the second quarter of 2021 and, as a percentage of total revenues, increased to 13.0% in the second quarter of 2022 compared to 12.1% in the second quarter of 2021 due primarily to increased professional fees, higher employee and other support costs. General and administrative expenses for the second quarter of 2022 included $1.7 million in non-recurring expenses comprised of $1.2 million of professional fees, $0.3 million digital platform costs, and $0.2 million of general and administrative efficiency initiative costs. General and administrative expenses for the second quarter of 2021 included $0.3 million related to non-recurring digital platform costs.
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
Consolidated Adjusted EBITDA decreased to $5.7 million, or 5.7% of total revenues, in the second quarter of 2022 from $9.1 million, or 10.0% of total revenues, in the second quarter of 2021 due primarily to higher labor costs, repair and maintenance costs, utilities costs, insurance costs, general and administrative costs and delivery fee expense, and commodity costs and sales mix within cost of sales, partially offset by the impact of higher restaurant sales.
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
Restaurant-level Adjusted EBITDA decreased to $14.9 million, or 15.2% of restaurant sales, in the second quarter of 2022 from $18.4 million, or 20.3% of restaurant sales, in the second quarter of 2021 primarily due to the foregoing. For a reconciliation from Consolidated Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense increased to $5.2 million in the second quarter of 2022 from $4.9 million in the second quarter of 2021 primarily as a result of increased depreciation related to ongoing reinvestment and enhancements to restaurants that have been made since the second quarter of 2021.
Impairment and Other Lease Charges (Recoveries). Impairment and other lease charges (recoveries) increased to $2.1 million in the second quarter of 2022 from $(0.2) million in the second quarter of 2021.
Impairment and other lease charges (recoveries) for the three months ended July 3, 2022 include impairment charges of $2.2 million related primarily to impairment of assets from four underperforming Pollo Tropical restaurants, partially offset by net gains from lease terminations of less than $(0.1) million.
Impairment and other lease charges (recoveries) for the three months ended July 4, 2021 consist of gains from lease terminations of $(0.3) million partially offset by a lease termination charge of $0.1 million.

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
For two Pollo Tropical restaurants with combined carrying values (excluding right-of-use lease assets) of $0.9 million, projected cash flows are not substantially in excess of their carrying values. If the performance of these restaurants deteriorates from current projections, an impairment charge could be recognized in future periods, and such charge could be material.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income, was $0.4 million for the second quarter of 2022 and consisted of closed restaurant rent and ancillary lease costs of $2.1 million net of sublease income of $(1.7) million. Closed restaurant rent expense, net of sublease income, was $1.0 million for the second quarter of 2021 and consisted of closed restaurant rent and ancillary lease costs of $2.3 million net of sublease income of $(1.3) million.
Other Expense (Income), Net. Other expense (income), net, for the second quarter of 2022 primarily consisted of closed restaurant related costs of $0.1 million. Other expense (income), net, for the second quarter of 2021 was $0.2 million and primarily consisted of costs for the removal, transfer, and storage of equipment from closed restaurants and other closed restaurant related costs.
Interest Expense. Interest expense remained flat at $0.1 million in the second quarter of 2022 compared to the second quarter of 2021.
Provision for (Benefit from) Income Taxes. The effective tax rate was (21.2)% and (45.7)% for the second quarter of 2022 and 2021, respectively. The provision from income taxes for the second quarter of 2022 was derived using an estimated annual effective tax rate of (9.1)% which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million. The benefit from income taxes for the second quarter of 2021 was derived using the actual effective tax rate for the year to date period, which includes changes in the valuation allowance as a result of originating temporary differences during the year.
Income (Loss) from Discontinued Operations, Net of Tax. All revenues, costs and expenses and income taxes attributable to Taco Cabana have been aggregated within income (loss) from discontinued operations, net of tax, in the condensed consolidated statement of operations for all periods presented. During the second quarter of 2022, we recognized $0.4 million of income, primarily related to insurance proceeds, slightly offset by expenses related to workers' compensation claims within income (loss) from discontinued operations, net of tax, in the condensed consolidated statement of operations. See Note 2—Dispositions in our unaudited condensed consolidated financial statements.
Net Loss. As a result of the foregoing, we had a net loss of $(6.2) million in the second quarter of 2022 compared to a net loss of $(0.1) million in the second quarter of 2021.

Six Months Ended July 3, 2022 Compared to Six Months Ended July 4, 2021
The following table sets forth, for the six months ended July 3, 2022 and July 4, 2021, selected operating results as a percentage of restaurant sales:

	Six Months Ended
	July 3, 2022	July 4, 2021
Costs and expenses:
Cost of sales	32.8%	30.7%
Restaurant wages and related expenses	24.9%	23.7%
Restaurant rent expense	6.2%	6.6%
Other restaurant operating expenses	17.3%	15.4%
Advertising expense	3.2%	3.0%
Revenues. Total revenues increased 8.2% to $194.1 million in the six months ended July 3, 2022 from $179.4 million in the six months ended July 4, 2021. Restaurant sales increased 8.2% to $193.2 million in the six months ended July 3, 2022 from $178.6 million in the six months ended July 4, 2021.
The following table presents the primary drivers of the increase in restaurant sales for Pollo Tropical for the six months ended July 3, 2022 compared to the six months ended July 4, 2021 (in millions):

Increase in comparable restaurant sales	$14.5
Increase in sales related to closed restaurants, including a temporary closure	0.1
Total increase	$14.6
Comparable restaurant sales increased 8.2% for Pollo Tropical restaurants in the six months ended July 3, 2022.
For Pollo Tropical, an increase in the net impact of product/channel mix and pricing of 15.1% was coupled with an decrease in comparable restaurant transactions of 6.9% in the six months ended July 3, 2022 compared to the six months ended July 4, 2021. The increase in product/channel mix and pricing was driven primarily by menu price increases of 14.1% and increases in dine-in and delivery average check. We believe staffing challenges had a negative impact on sales trends driven by reduced operating hours and sales channels in the six months ended July 3, 2022. Comparable restaurant sales in the six months ended July 3, 2022 were negatively impacted by remodels and refreshes that temporarily closed dine-in and counter take-out operations. We estimate that these temporary dine-in closures negatively impacted comparable restaurant sales by approximately 0.4% in the six months ended July 3, 2022.
Franchise revenues increased to $0.9 million in the six months ended July 3, 2022 from $0.8 million in the six months ended July 4, 2021 due primarily to higher sales at franchised restaurants.

The following table presents the primary drivers of the changes in the components of restaurant operating margins for the six months ended July 3, 2022 compared to the six months ended July 4, 2021. All percentages are stated as a percentage of restaurant sales:

Pollo Tropical:
Cost of sales:
Higher commodity costs	5.5%
Sales mix	0.9%
Higher promotions and discounts	0.3%
Menu price increases	(4.6)%
Operating efficiency	(0.4)%
Other	0.4%
Net increase in cost of sales as a percentage of restaurant sales	2.1%

Restaurant wages and related expenses:
Higher labor costs due to higher wage rates, overtime pay and training costs, partially offset by the impact of higher restaurant sales(1)	1.8%
Higher workers' compensation costs	0.2%
Lower other labor costs including special incentive pay and sign-on bonuses	(0.6)%
Lower incentive bonus(2)	(0.2)%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	1.2%

Other operating expenses:
Higher repair and maintenance costs	0.9%
Higher utilities costs	0.4%
Higher delivery fee expense due to increased delivery channel sales	0.3%
Higher property and general liability insurance costs	0.3%
Lower operating supplies	(0.2)%
Other	0.2%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.9%

Advertising expense:
Increased advertising	0.2%
Net increase in advertising expense as a percentage of restaurant sales	0.2%
(1)    Higher wage rates, overtime pay and payroll taxes due in part to labor shortages in 2022.
(2)    Primarily due to guaranteed bonus payments in 2021.
Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.2% in the six months ended July 3, 2022 from 6.6% in the six months ended July 4, 2021 due primarily to the impact of higher comparable restaurant sales which were partially offset by higher rental costs related to renewed leases.
General and Administrative Expenses. General and administrative expenses were $25.1 million for the six months ended July 3, 2022 and $21.7 million for the six months ended July 4, 2021 and, as a percentage of total revenues, increased to 12.9% in the six months ended July 3, 2022 compared to 12.1% in the six months ended July 4, 2021 due primarily to increased professional fees, and higher employee and other support costs, partially offset by higher total revenue. General and administrative expense for the six months ended July 3, 2022 included $3.0 million in non-recurring expenses comprised of $1.9 million of professional fees, $0.6 million digital platform costs, and $0.5 million of general and administrative efficiency initiative costs. General and administrative expenses for the six months ended July 4, 2021 included $0.7 million related to non-recurring digital platform costs.
Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA, a non-GAAP financial measure, decreased to $10.9 million, or 5.6% of total revenues, in the six months ended July 3, 2022 from $18.8 million, or 10.5% of total revenues, in the six months ended July 4, 2021 due primarily to higher commodity costs, labor costs, repair and maintenance costs, and utilities costs, partially offset by the impact of higher restaurant sales. For a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Restaurant-level Adjusted EBITDA. Restaurant-level Adjusted EBITDA, a non-GAAP financial measure, decreased to $30.2 million, or 15.6% of restaurant sales, in the six months ended July 3, 2022 from $37.0 million, or 20.7% of restaurant sales, in the six months ended July 4, 2021 due primarily to the foregoing. For a reconciliation from Consolidated Adjusted EBITDA to Restaurant-level Adjusted EBITDA, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense increased to $10.3 million in the six months ended July 3, 2022 from $10.0 million in the six months ended July 4, 2021 due primarily to increased depreciation related to ongoing reinvestment and enhancements to our restaurants that have been made since the second quarter of 2021.
Impairment and Other Lease Charges (Recoveries). Impairment and other lease charges (recoveries) increased to $1.4 million in the six months ended July 3, 2022 from $(0.3) million in the six months ended July 4, 2021.
Impairment and other lease charges (recoveries) for the six months ended July 3, 2022 include impairment charges of $2.2 million related primarily to impairment of assets from four underperforming Pollo Tropical restaurants, partially offset by net gains from lease terminations of $(0.7) million.
Impairment and other lease charges (recoveries) for the six months ended July 4, 2021 include net gains from lease terminations of $(0.4) million, partially offset by impairment charges of $0.1 million related primarily to impairment of equipment from previously impaired and closed restaurants.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $0.8 million for the six months ended July 3, 2022 and consisted of closed restaurant rent and ancillary lease costs of $4.3 million net of sublease income of $(3.6) million. Closed restaurant rent expense, net of sublease income was $1.7 million for the six months ended July 4, 2021 and consisted of closed restaurant rent and ancillary lease costs of $4.6 million net of sublease income of $(2.9) million.
Other Expense (Income), Net. Other expense, net was $0.1 million for the six months ended July 3, 2022 and primarily consisted of closed restaurant related costs. Other income, net was $0.3 million for the six months ended July 4, 2021 and primarily consisted of costs for the removal, transfer, and storage of equipment from closed restaurants and other closed restaurant related costs.
Interest Expense. Interest expense increased to $0.2 million for the six months ended July 3, 2022 from $0.1 million for the six months ended July 4, 2021.
Provision for (Benefit from) Income Taxes. The effective tax rate was (13.3)% and 53.0% for the six months ended July 3, 2022 and July 4, 2021, respectively. The provision for income taxes for the six months ended July 3, 2022 was derived using an estimated annual effective tax rate of (9.1)% which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million. The provision for income taxes for the six months ended July 4, 2021 was derived using the actual effective tax rate for the year to date period, which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes an out-of-period adjustment that increased our income tax provision.
Income (Loss) from Discontinued Operations. During the six months ended July 3, 2022, we recognized $0.2 million of income, primarily related to insurance proceeds and a reduction of stock-based compensation, slightly offset by expenses related to workers' compensation claims within income (loss) from discontinued operations, net of tax, in the condensed consolidated statement of operations. See Note 2—Dispositions in our unaudited condensed consolidated financial statements.
Net Loss. As a result of the foregoing, we had a net loss of $(7.6) million for the six months ended July 3, 2022 compared to a net loss of $(2.2) million for the six months ended July 4, 2021.

Liquidity and Capital Resources
Unless otherwise noted, this discussion of liquidity and capital resources relates to our combined operations.
We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. Although, as a result of our substantial cash balance, we did not have a working capital deficit at July 3, 2022, we have the ability to operate with a substantial working capital deficit (and we have historically operated with a working capital deficit) because:
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
Operating Activities. Net cash provided by operating activities in the first six months of 2022 and 2021 was $10.7 million and $21.5 million, respectively. The decrease in net cash provided by operating activities in the six months ended July 3, 2022 was primarily driven by a decrease in Consolidated Adjusted EBITDA, including contributions from discontinued operations, the receipt of income tax refunds in 2021, and the timing of payments.
Investing Activities. Net cash used in investing activities in the first six months of 2022 and 2021 was $8.2 million and $4.7 million, respectively. Capital expenditures are generally the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures from continuing operations for the periods presented (dollars in thousands):

	Pollo Tropical	Other	Continuing Operations
Six Months Ended July 3, 2022:
New restaurant development	$—	$—	$—
Restaurant remodeling	3,311	—	3,311
Other restaurant capital expenditures(1)	3,895	—	3,895
Corporate and restaurant information systems	1,185	54	1,239
Total capital expenditures	$8,391	$54	$8,445
Number of new restaurant openings	—		—
Six Months Ended July 4, 2021:
New restaurant development	$—	$—	$—
Restaurant remodeling	592	—	592
Other restaurant capital expenditures(1)	3,750	—	3,750
Corporate and restaurant information systems	719	545	1,264
Total capital expenditures	$5,061	$545	$5,606
Number of new restaurant openings	—		—
(1)    Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our unaudited condensed consolidated financial statements. For the six months ended July 3, 2022 and July 4, 2021, total restaurant repair and maintenance expenses were approximately $7.5 million and $5.4 million, respectively.

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
(1)    Excludes restaurant repair and maintenance expenses included in discontinued operations in our unaudited condensed consolidated financial statements. For the six months ended July 4, 2021, total restaurant repair and maintenance expenses from discontinued operations were approximately $4.2 million.
Net cash provided by investing activities from discontinued operations in the first six months of 2022 included proceeds from insurance recoveries of $0.2 million. Net cash used in investing activities from discontinued operations in the first six months of 2021 included net proceeds of $3.1 million from the sale-leaseback of two restaurant properties and net proceeds of $1.3 million from the sale of one restaurant property.
Total capital expenditures in 2022 are expected to be between $25.0 million and $28.0 million.
Financing Activities. Net cash used in financing activities in the first six months of 2022 was $0.2 million and primarily consisted of payments to repurchase our common stock. Net cash used in financing activities in the first six months of 2021 included term loan borrowing repayments under our senior credit facility of $0.4 million and $0.2 million in principal payments on finance leases.
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
As of July 3, 2022, we were in compliance with the financial covenants under our senior credit facility. At July 3, 2022, $10.0 million was available for borrowing under the revolving credit facility.
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
Critical Accounting Estimates
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended January 2, 2022 included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. These estimates involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the financial condition or results of operations. There have been no material changes affecting our critical accounting policies for the six months ended July 3, 2022.

Management's Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA is a non-GAAP financial measure. We use Consolidated Adjusted EBITDA in addition to net income (loss) and income (loss) from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe this measure is an important indicator of our operational strength and the performance of our business and it provides a view of operations absent non-cash activity and items that are not related to the ongoing operation of our restaurants or affect comparability period over period. Consolidated Adjusted EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization, impairment and other lease charges (recoveries), goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants. Consolidated Adjusted EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies, and should not be considered as an alternative to net income (loss), earnings (loss) per share, cash flows from operating activities or other financial information determined under GAAP.
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

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

Net loss	$(6,221)	$(83)	$(7,577)	$(2,172)
Loss (income) from discontinued operations, net of tax	(267)	2,763	(212)	4,157
Provision for (benefit from) income taxes	1,134	(841)	912	2,236
Income (loss) from continuing operations before taxes	(5,354)	1,839	(6,877)	4,221
Add:
Non-general and administrative adjustments:
Depreciation and amortization	5,232	4,875	10,346	9,963
Impairment and other lease charges (recoveries)	2,110	(202)	1,408	(254)
Interest expense	85	61	170	122
Closed restaurant rent expense, net of sublease income	401	966	781	1,716
Other expense (income), net	83	170	134	293
Stock-based compensation expense	6	15	13	31
Total non-general and administrative adjustments	7,917	5,885	12,852	11,871
General and administrative adjustments:
Stock-based compensation expense	1,388	1,046	2,011	2,040
Non-recurring professional fees(1)	1,197	—	1,902	—
G&A efficiency initiatives(2)	193	—	454	—
Restructuring costs and retention bonuses	—	18	—	18
Digital costs(3)	315	335	606	651
Total general and administrative adjustments	3,093	1,399	4,973	2,709
Consolidated Adjusted EBITDA	$5,656	$9,123	$10,948	$18,801
Total revenues	$98,487	$91,155	$194,096	$179,370
Consolidated Adjusted EBITDA as a percentage of total revenues	5.7%	10.0%	5.6%	10.5%
(1)    Non-recurring professional fees consist of costs related to growth initiatives.
(2)    G&A efficiency initiatives consist of non-recurring retention bonus costs.
(3)     Digital costs for the three and six months ended July 3, 2022 and July 4, 2021 include costs related to enhancing the digital experience for our customers.
A reconciliation from Consolidated Adjusted EBITDA to Restaurant-level Adjusted EBITDA follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

Consolidated Adjusted EBITDA	$5,656	$9,123	$10,948	$18,801
Restaurant-level adjustments:
Add: Other general and administrative expense(1)	9,698	9,651	20,160	19,007
Less: Franchise royalty revenue and fees	464	391	873	766
Restaurant-level Adjusted EBITDA	$14,890	$18,383	$30,235	$37,042
Restaurant sales	$98,023	$90,764	$193,223	$178,604
Restaurant-level Adjusted EBITDA as a percentage of restaurant sales	15.2%	20.3%	15.6%	20.7%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Where possible, we use these types of purchasing techniques to control costs as an alternative to using financial instruments to hedge commodity prices. Additionally, shortages in key ingredients may impact commodity prices. In many cases, we believe we will be able to address commodity cost increases that are significant and appear to be long-term in nature by adjusting our menu pricing. However, long-term increases in commodity prices may result in lower restaurant-level operating margins.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2022.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the second quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

FIESTA RESTAURANT GROUP, INC.

Date: August 11, 2022	/s/ RICHARD C. STOCKINGER
(Signature)
Richard C. Stockinger Chief Executive Officer

Date: August 11, 2022	/s/ DIRK MONTGOMERY
(Signature)
Dirk Montgomery Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)