Form 10-K
period 2023-01-01
Fiesta Restaurant Group, Inc.
filed 2023-03-03
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 3, 2022, of Fiesta Restaurant Group, Inc. was $121,703,406.
As of February 24, 2023, Fiesta Restaurant Group, Inc. had 25,874,625 shares of its common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Fiesta Restaurant Group, Inc.'s 2023 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Fiesta Restaurant Group, Inc.'s fiscal year ended January 1, 2023, are incorporated by reference into Part III of this annual report.

FIESTA RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED JANUARY 1, 2023

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
We use a 52- or 53-week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2023 and January 2, 2022 each contained 52 weeks. The fiscal year ended January 3, 2021 contained 53 weeks. The next fiscal year to contain 53 weeks will be the fiscal year ending January 3, 2027.
Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA and margin and Restaurant-level Operating Profit (previously presented as Restaurant-level Adjusted EBITDA) and margin are non-GAAP financial measures. We use these non-GAAP financial measures in addition to net income (loss) and income (loss) from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe these measures are important indicators of our operational strength and the performance of our business and they provide a view of operations absent non-cash activity and items that are not related to the ongoing operation of our restaurants or affect comparability period over period.
These non-GAAP financial measures as calculated by us are not necessarily comparable to similarly titled measures reported by other companies and should not be considered as an alternative to net income (loss), earnings (loss) per share, cash flows from operating activities or other financial information determined under GAAP.
Restaurant-level Operating Profit is defined as Consolidated Adjusted EBITDA excluding franchise royalty revenues and fees, pre-opening costs and general and administrative expenses (including corporate-level general and administrative expenses). Restaurant-level Operating Profit margin is derived by dividing Restaurant-level Operating Profit by restaurant sales.
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
See Item 7, "Management's Discussion and Analysis" under the heading titled "Management's Use of Non-GAAP Financial Measures" for a quantitative reconciliation from net income (loss), which we believe is the most directly comparable GAAP financial performance measure, to Consolidated Adjusted EBITDA, and from income (loss) from operations, which we believe is the most directly comparable GAAP financial performance measure, to Restaurant-level Operating Profit.
Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, regarding our anticipated growth, plans, objectives and the impact of our initiatives, our investments in strategic initiatives for Pollo Tropical, such as improved customer experience initiatives, investments in our digital and related platforms and new unit expansion and remodeling on future sales, margins, earnings and liquidity contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements are often identified by the words "believe," "positioned," "estimate," "project," "plan," "goal," "target," "assumption," "continue," "intend," "expect," "future," "anticipate," and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission ("SEC"). All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS
Overview
Our Company
We own, operate and franchise the restaurant brand Pollo Tropical®, which has nearly 35 years of operating history and a loyal customer base. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items. We believe the brand offers a distinct and unique flavor with broad appeal at a compelling value, which differentiates it in the competitive fast-casual and quick-service restaurant segments. All but one of our restaurants offer the convenience of drive-thru windows.
For the fiscal year ended January 1, 2023, average annual sales per restaurant was approximately $2.8 million for our Pollo Tropical restaurants. As of January 1, 2023, we owned and operated 137 Pollo Tropical restaurants, all of which are located in Florida. We franchise our Pollo Tropical restaurants primarily in international markets and, as of January 1, 2023, had 23 franchised Pollo Tropical restaurants outside the contiguous United States. In addition, as of January 1, 2023, we had six domestic non-traditional Pollo Tropical licensed locations on college campuses in Florida and locations at a hospital and two sports and entertainment stadiums in Florida. For the fiscal year ended January 1, 2023, we generated revenues of $387.4 million, and comparable restaurant sales increased 9.1% for Pollo Tropical.
Sale of Taco Cabana
On July 1, 2021, we entered into a stock purchase agreement for the sale of all outstanding capital stock of Taco Cabana, Inc., the parent company of the Taco Cabana business (together with its subsidiaries, "Taco Cabana"), for a cash purchase price of $85.0 million, subject to reduction for (i) closing adjustments of approximately $4.6 million related to maintenance and repair work at the Taco Cabana restaurants and landscaping replacement as a result of Winter Storm Uri, and (ii) certain other working capital adjustments as set forth in the stock purchase agreement (the "Taco Cabana Divestiture"). The transaction was completed August 16, 2021, and the Company recognized a gain on the sale of Taco Cabana of $25.0 million during the year ended January 2, 2022, which is included within income from discontinued operations, net of tax, in the consolidated statements of operations. Additionally in 2021, we filed an insurance claim for winter storm damages in Texas that occurred in the first quarter of 2021 and retained the right to receive the insurance claim proceeds. We recognized $0.9 million of insurance proceeds within income (loss) from discontinued operations, net of tax, in the year ended January 2, 2022 based on a partial settlement reached with certain insurers. We recognized an additional $1.0 million of insurance proceeds within income (loss) from discontinued operations, net of tax, in the year ended January 1, 2023. See Note 2 of the Notes to our Consolidated Financial Statements.
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
All revenues, costs and expenses and income taxes attributable to Taco Cabana, together with the gain on the sale of Taco Cabana and certain costs related to the transaction, have been aggregated within income (loss) from discontinued operations, net of tax, in the consolidated statements of operations for all periods presented. No amounts for shared general and administrative operating support expense were allocated to discontinued operations. Interest expenses, the amortization of premiums and debt issuance costs of our new and former senior credit facilities and the loss on extinguishment of debt under our new and former senior credit facilities are included within income (loss) from discontinued operations, net of tax for the years ended January 2, 2022 and January 3, 2021.
Labor Challenges and Inflationary Factors
Throughout much of 2022, labor supply shortages impacted the entire restaurant industry as well as our operations. Hours of operations were limited across multiple channels due to labor shortages. In response to this challenge, we increased recruiting resources and offered additional payment incentives at the most affected locations as well as new hire sign-on bonuses. In addition, we benchmark our operations team wage rates and benefits on an ongoing basis to ensure our total compensation is market-competitive and the 2022 and 2023 hourly wage rates are above the required minimum levels for the State of Florida. As a result of our efforts and as overall labor supply improved, our staffing levels improved and stabilized during the second half of 2022 which enabled an increase in operating hours across all channels. Overall staffing levels at the end of the fourth quarter of 2022 recovered to the approximate staffing levels experienced in the first half of 2021 prior to the labor supply issues, although a small number of select locations continue to experience labor shortages. As a result of the improved staffing levels, the payment incentives are targeted to be phased out in the first quarter of 2023.

Inflationary factors have been experienced primarily in food costs and other operating costs categories. Commodity costs as a percentage of net sales increased 4.9% in the year ended January 1, 2023 compared to the year ended January 2, 2022. Utilities costs as a percentage of net sales also increased 0.4% in 2022 compared to 2021 primarily due to higher energy prices in 2022.
Pricing action has been taken to offset labor, food and other operating cost increases. In order to maintain value perceptions with our customers, we implemented a phased approach to menu price increases and took lower pricing increases on items purchased by value-conscious customers including our "Pollo Time" promotional items. Price increases include a 5.0% increase in March 2022, a 1.4% increase in June 2022, and a 4.0% increase in September 2022. As a result of this phased approach to menu price increases, margin improvement is trailing the impact of cost increases noted above, with improved margins expected in future quarters compared to the year ended January 1, 2023, barring unforeseen changes in our cost structure and operating environment.
Our Brand
Our restaurants operate in the fast-casual and quick-service restaurant segments and feature fresh-made cooking, drive-thru service and catering.
Pollo Tropical. Our Pollo Tropical restaurants feature fresh chicken marinated in a proprietary blend of tropical fruit juices and spices, crispy or fire-grilled, boneless and bone-in. Our menu's emphasis is on freshness and quality. Other fan-favorite menu items include TropiChops® (a create your own bowl of fire-grilled chicken, crispy chicken, mojo roast pork or churrasco, served over white, brown or yellow rice, and topped with a choice of black beans, tomatoes, kernel corn, peppers and sautéed onions), as well as platters, sandwiches, wraps and salads. Side dishes include rice, beans, corn, plantains and fried yuca. We also offer a wide selection of signature sauces which allow our guests to further customize their orders. Dessert offerings include flan, cuatro leches and key lime pie, as well as limited-time seasonal items, and beverages include fountain drinks, lemonade, flavored brewed teas, as well as frozen Tropichillers®. Most menu items are prepared daily in each of our restaurants, which feature open display cooking on large, open-flame grills. We offer both individual and family meal-sized portions which enable us to provide a home meal replacement for our guests and catering for parties and corporate events. We began selling proprietary alcoholic beverages including wine and beer at most Pollo Tropical locations in 2020 to increase off-premise sales.
Our Pollo Tropical restaurant dining areas are designed to create an inviting, festive and tropical atmosphere. We also provide our guests the option of take-out, including the ability to order online in advance, and all but one of our restaurants provide the convenience of drive-thru windows. Delivery is available through third-party partnerships at all Pollo Tropical locations. Our Pollo Tropical restaurants are generally open for lunch, dinner, and late night seven days a week. As of January 1, 2023, substantially all of our Pollo Tropical restaurants were freestanding buildings. Our typical freestanding Pollo Tropical restaurant ranges from 2,800 to 3,700 square feet and provides interior seating for approximately 70 to 90 guests. During the year ended January 1, 2023, the majority of our sales were through drive-thru windows, take-out, or delivery. For the year ended January 1, 2023, the average sales transaction at our Pollo Tropical restaurants was $16.64, with sales at dinner/late night and lunch representing 49.3% and 50.7%, respectively. For the year ended January 1, 2023, our Pollo Tropical brand generated total revenues of $387.4 million and Consolidated Adjusted EBITDA of $21.8 million.
Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. As of January 1, 2023, we owned and operated a total of 137 Pollo Tropical restaurants, all located in Florida.
We are franchising and licensing our Pollo Tropical restaurants internationally and in non-traditional domestic locations. As of January 1, 2023, we had 23 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, and the Bahamas, six non-traditional licensed locations on college campuses in Florida, and locations at a hospital and two sports and entertainment stadiums in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
Taco Cabana. Prior to our sale of Taco Cabana, our Taco Cabana restaurants served fresh, Mexican-inspired food. Typical freestanding Taco Cabana restaurants averaged approximately 3,500 square feet (exclusive of the exterior dining area) and provided seating for approximately 80 guests, with additional outside patio seating for approximately 50 guests.

Our Competitive Strengths
We believe our competitive strengths include the following key attributes:
Well Positioned and Differentiated in the Fast-Casual and Quick-Service Segments. As of January 1, 2023, we owned, operated and franchised 169 fast-casual restaurants under our Pollo Tropical brand which has nearly 35 years of operating history. We believe Pollo Tropical has compelling average annual sales per restaurant within the fast-casual and quick-service segments at $2.8 million for 2022, and we believe it is well positioned in the industry due to our high quality, freshly-prepared food, value and differentiation of flavor profiles.
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
Our strategies for growth primarily include:
Increase Comparable Restaurant Sales. Comparable restaurant sales increased 9.1% in 2022 compared to 2021. We also experienced an increase in comparable restaurant sales in 2021 of 16.0%, which we believe was attributable to the impact of the COVID-19 pandemic and labor challenges in 2020. These challenges continued into 2021 and, to a lesser extent, into 2022. We believe our significant mix of dine-in sales prior to the pandemic had a negative impact on comparable restaurant sales. We are focused on increasing comparable restaurant sales in the future by attracting new customers and increasing guest frequency through the following strategies:
•Focus on consistency of operations and food quality: We believe high quality food and hospitality, a comfortable ambience, and reasonable prices result in an enjoyable guest experience, which drives loyalty and guest frequency. We improved our operations training, systems, processes and equipment in 2022 and will continue to focus on improving operations training, systems and processes to ensure consistency of operations and improvements in execution. In addition, supply chain and food preparation processes have been implemented to ensure high quality, freshness and consistency of our food, which we believe are critical components to the continued success of our brand.
•Grow our off-premise sales with focus on digital platform: The inclusion of portable menu items, such as wraps, sandwiches, bowls and salads, as well as family meals, and an increased focus on catering and delivery will continue to be a key focus for Pollo Tropical as we look to capture more off-premise meal occasions which we believe may be significant. Off-premise meal consumption increased significantly during the COVID-19 pandemic and we believe that off-premise sales may continue to be significant. In 2020, we expanded our third-party delivery partnerships to include delivery through multiple delivery service providers. We engaged a third party to improve our mobile apps and enhance our digital connections and interactions to grow our digital business and create experiences that minimize friction within our digital platforms including creating a state-of-the-art mobile app. We also implemented curbside pickup functionality as an option with online ordering and began improving connectivity at our restaurants, upgrading portable tablets and enabling touchless payments. In 2021, we invested in improving our digital platform and improving the speed and ease of use for off-premise sales channels including an enhanced drive-thru experience, geofencing technology for curbside orders and infrastructure changes to improve the speed of order cycle time for drive-thru and delivery orders in the second half of 2021. In 2021, we also completed design and began the implementation of digital drive-thru technology, which is designed to grow traffic and drive-thru check averages by improving speed of service at peak times, increasing promotion visibility and upselling opportunities and increasing order accuracy. In 2022, rolled out curbside capabilities to substantially all locations. Additionally, we implemented our digital drive-thru technology at 10 locations and introduced QR "Kiosk in Hand" technology for ordering and payment for our counter guests.
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
•Focus on effective advertising to highlight our everyday value proposition: Pollo Tropical utilizes an integrated, multi-level marketing approach that includes periodic system-wide promotions, outdoor marketing including billboards, in-restaurant promotions, local trade area marketing, social media, digital and web-based marketing and other strategies, including the use of radio and television advertising and limited-time offer menu item and value promotions. In addition, we have email and app-based loyalty programs at Pollo Tropical (My Pollo™) to further connect with our guests to build affinity and frequency. In 2020, we introduced a new state-of-the-art mobile app for Pollo Tropical. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical's advertising expenditures were 3.3% in 2022, 3.2% in 2021 and 2.7% in 2020.
•Continue our reimage program: We believe ensuring a high-quality restaurant environment that complements our quality focus on food and hospitality will further drive incremental sales and profitability. We continue to implement restaurant enhancement initiatives to ensure safe, consistent and appealing experiences at our Pollo Tropical restaurants. During 2021, we developed an updated and more efficient restaurant design that reflects evolving post-COVID consumer behavior as well as consumer research. During 2021 and 2022, we began testing the new design in remodels and refreshes. We completed 32 refreshes and remodels through the end of 2022. We continued to enhance the new design in additional remodels and refreshes in 2022 and will continue to do so in ongoing refreshes and remodels in 2023.
Non-Traditional License and International Franchise Development. We generally update our Pollo Tropical franchise disclosure documents each year to support potential franchise growth in the future. We are currently primarily focused on growing non-traditional domestic licensed locations on university campuses and non-traditional licensed locations in airports, events stadiums and highway rest stops, while modestly growing international locations with quality operators. In 2021, we opened our first licensed sports and entertainment location in a professional football stadium in Florida and expanded that footprint in 2022 to an additional sports and entertainment venue.
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
Develop New Restaurants. We believe that we have opportunities to develop additional Pollo Tropical restaurants in Florida, as well as potential future domestic expansion opportunities that match our site selection criteria. We paused our new restaurant development plans in 2020 through 2022 as a result of the COVID-19 pandemic and labor shortages. We intend to resume new restaurant development in the future and are currently qualifying sites in Florida for potential new units and are targeting a recommencement of restaurant openings in 2024, although there is no assurance that we will open any new restaurants in 2024. The development of new restaurants will incorporate what we have learned during the COVID-19 pandemic and our reimaging market research, both qualitative and quantitative. During 2021, we retained third-party consultants to assist in creating a new store design with a lower investment, optimized productivity and updated design features that we believe better match evolving consumer preferences. We began testing and refining the new design in remodels and refreshes in 2021 and continued these tests with additional remodels and refreshes in 2022, with even more expected in 2023.

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
The cost to construct a new or converted free-standing restaurant for our new restaurant design is estimated to be between $1.6 million and $2.0 million.
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
•Comprehensive digital platform;
•Speed of service;
•Menu variety;
•Value perception;
•Ambience;
•Cleanliness; and
•Hospitality
are among the most important competitive factors in the fast-casual and quick-service restaurant segments and that Pollo Tropical effectively competes against those categories. Pollo Tropical's competitors include national and regional chicken-based concepts, as well as other concepts.

Restaurant Operating Data
Selected Pollo Tropical restaurant operating data is as follows:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Average annual sales per company-owned restaurant (in thousands) (1)	$2,801	$2,576	$2,220
Average sales transaction	$16.64	$14.30	$12.83
Sales channel sales percentages:
Drive-thru sales as a percentage of total sales	53.1%	57.8%	61.1%
Dine-in & counter take-out sales as a percentage of total sales	31.4%	27.4%	28.0%
Delivery sales as a percentage of total sales	10.9%	10.1%	7.3%
Online sales as a percentage of total sales	3.4%	3.5%	2.7%
Catering sales as a percentage of total sales	1.2%	1.2%	0.9%
Day-part sales percentages:
Lunch	50.7%	49.5%	49.7%
Dinner and late night	49.3%	50.5%	50.3%
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
In all corporate-owned restaurants, we use computerized management information systems, which we believe are scalable to support potential future growth plans. We use touch-screen point-of-sale (POS) systems, both fixed and mobile, designed specifically for the restaurant industry that facilitate accuracy and speed of order taking, are user-friendly, require limited cashier training, improve speed-of-service through the use of conversational order-taking techniques, and provide appropriate audit trails. We use credit card processing devices which utilize industry-leading Point-to-Point Encryption (P2PE) that protect our customers' credit card data. The POS systems are integrated with above-store enterprise applications that are designed to facilitate financial and management control of our restaurant operations. All products sold and related prices at our restaurants are programmed into the system from our central support office.
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
In 2022, we made a number of improvements to our digital platform, including the following:
•Continued to deploy a curbside delivery program to help alleviate congestion at the drive-thru and in dining rooms;
•Continued the implementation of digital drive-thru technology, which is expected to grow traffic and drive-thru check averages by improving speed of service at peak times, increase promotion visibility and upselling opportunities and increase order accuracy; and
•Continued Pollo Tropical app enhancements to improve ease-of-use and maximize revenue per online transactions.
In order to maintain security and compliance, we utilize an Advanced Endpoint Protection service and conduct ongoing cybersecurity training and a mock ethical phishing campaign. We also upgraded older restaurant operating systems across a number of endpoints.
We expect to continue making significant investments in technology that we believe will drive sales, improve margins or upgrade infrastructure. In 2023, we intend to focus technology investments on the ongoing rollout of our digital drive-thru platform, enhancements to our loyalty platform including a higher level of loyalty integration and friction reduction across all channels, and continuing to proactively update infrastructure elements in the technology platform that are nearing end of life.
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
•We strive to provide aid to those in need in our communities on an ongoing basis and during times of crisis. Specific examples of our efforts to aid the community include the following:
◦During the COVID-19 pandemic in 2020, Pollo Tropical provided approximately 113,000 free meals to school-aged children and approximately 22,000 free meals to first responders and healthcare professionals. Pollo Tropical also donated approximately $60 thousand in food donations to Miami Rescue Mission; and
◦Immediately following the collapse of the Champlain Towers South in Surfside, Florida in 2021, Pollo Tropical was the first food provider on-site, distributing dinner to rescue workers the first night and continuing to deliver food on a weekly basis throughout the cleanup efforts. In addition to providing approximately 2,500 free meals to the rescue workers at the collapse site and to the Family Assistance Center at a nearby hotel, we also provided gift cards to displaced families from a nearby low-income condo building which was evacuated and shut down as a result of a safety audit immediately after the collapse.
•In 2022, we provided monetary and food donations or volunteered to various organizations including: World Central Kitchen, Miami Rescue Mission, Miami Dolphins Foundation, Miami Heat Charitable Fund, Fire and Police departments, The BBB Foundation (Bam Adebayo charitable organization), Easter Seals of South Florida, 305 Pink

Pack, Homestead Air Force Base, Parkland Buddies, Broward County PBA, The Bill Tome Foundation, and the Florida Chapter of the Paralyzed Veterans of America.
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
We have service agreements with our primary distributors of food and paper products. Performance Food Group, Inc., is our primary distributor of food and beverage products and supplies for our Pollo Tropical restaurants under a distribution services agreement that expires on July 27, 2024. We also currently rely on three suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2023.
Quality Assurance
Pollo Tropical is committed to obtaining quality ingredients and creating freshly-prepared food in a safe manner. In addition to operating in accordance with quality assurance and health standards mandated by federal, state and local governmental laws and regulations regarding minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness, among other things, we have also developed our own internal quality control standards. We require our suppliers to adhere to our high quality control standards, and we regularly inspect their products and production and distribution facilities to ensure that they conform to those standards. We have also implemented certain procedures to ensure that we serve safe, quality meals to our guests. As an example, we utilize the nationally-recognized ServSafe program to train our kitchen staff and managers on proper food handling and preparation techniques. Additionally, we have hired a third-party specialized service provider that conducts unscheduled food safety inspections of our restaurants, and restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis. These third-party inspections are one of the metrics used in our restaurant-level incentive bonus programs.
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
Human Capital Management
As of January 1, 2023, we employed approximately 4,350 persons, of which approximately 100 were corporate and administrative personnel and approximately 4,250 were restaurant operations and other supervisory personnel. None of our employees are covered by collective bargaining agreements and we consider that overall relations with our employees are favorable.
Culture, Values & Diversity, Equity & Inclusion
At Fiesta, we are in the business of inclusive hospitality. We strive to create diverse, respectful spaces where innovation can thrive, where being courageous is rewarded, and where treating each other like family is a core value.
These qualities have supported nearly 35 years of successful operations for our Pollo Tropical brand. We believe that the investments we are making in our employees, our restaurants, and our communities will contribute to our continued success in the restaurant business.
As of January 1, 2023, approximately 60% of our U.S.-based employee population identified as female and approximately 93% of our U.S. based employee population is comprised of racial and ethnic minorities. In addition, approximately 40% of our executive officers are female and approximately 40% are racial and ethnic minorities. Furthermore, approximately 60% of the restaurant field management of our restaurant brands identified as female and more than approximately 85% of this group is comprised of racial and ethnic minorities.

As a truly diverse organization, we foster a culture of inclusion that helps to remove some of the barriers to workplace entry and professional development that diverse groups might face. We provide opportunities for career progression through the training and development investments we make. Many of our field managers started as hourly team members and have had the opportunity to move up and become managers and supervisors at the corporate level. We believe in developing and promoting from within and in 2022 promoted approximately 175 employees to management or leadership roles.
We are committed to enhancing equality in ongoing career advancement for women and minorities through targeted education and development programs. Relevant initiatives include:
•Ongoing assessment and management of our talent pipeline to support the career progression of high-potential women and minorities;
•Well defined Career Path Programs for hourly employees to advance to management;
•Cultural and Compliance training for all our employees; and
•Creation of the Fiesta Women's Forum.
Total Rewards
We believe rewarding our employees for their hard work and commitment starts with pay. We pay, on average, rates that are above the federal and applicable state minimum wage. In addition to their fixed salary, restaurant and district managers are compensated with an incentive bonus, based upon the performance of the restaurants under their supervision. Additionally, in 2021 and 2022 in response to emerging and continuing labor challenges, we examined our overall hourly compensation and benefits programs and adjusted our wages to reflect the broader market changes. We understand the importance of offering our employees benefits for all aspects of their lives and have added additional benefits in response to our employees' needs consistent with this broader philosophy in 2021 and 2022. Through our benefits program we hope to provide our employees with the stability they need to succeed not only in their careers, but in their personal lives as well. Benefits offered to all corporate employees, who work more than 24 hours per week include paid time-off programs including holiday, personal, vacation (adjusted in 2021 to accrue on monthly basis within 90 days of an employee's start date), family leave, commuter benefits, emergency child care, and volunteer time and retirement savings plan with company match. Additionally, all employees are eligible for assistance through our non-profit, Fiesta Family Foundation, which provides assistance to our employees who have personally suffered losses or other hardships.
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
In 2022, we expanded and enhanced our operations management training curriculum to include additional leadership effectiveness development with a focus on best practices for restaurant team talent development and coaching and change management. The enhanced leadership training will be continued in 2023 across all levels of operations management.

Management Structure
We conduct substantially all of our operations, training, marketing, real estate, facilities and culinary research and development support functions from our Pollo Tropical division headquarters in Miami, Florida. Our executive management functions are primarily conducted from our offices in Dallas, Texas, and Miami, Florida. Our management team is led by Dirk Montgomery who is currently serving as our Interim Chief Executive Officer and who served as our Senior Vice President, Chief Financial Officer and Treasurer until December 8, 2022, Louis DiPietro who serves as our Senior Vice President, Chief Legal and People Officer and Corporate Secretary, Hope Diaz who serves as our Senior Vice President and Chief Marketing Officer and Tyler Yoesting who serves as our Vice President, Corporate Controller and Chief Accounting Officer and who is currently serving as Acting Chief Financial Officer.
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
The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low- and medium-priced fare. We also compete with delivered meal solutions, convenience stores, grocery stores and other restaurant retailers, including "ghost" or dark kitchens, where meals are prepared at separate premises rather than at a restaurant. Competition from food delivery services has also increased in recent years, particularly during and following COVID-19.
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
•    Inflation;
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
While we have limited the number of new restaurants which we plan to open in the near term, our continued growth still depends on our ability to develop additional Pollo Tropical restaurants. Development involves substantial risks, including the following:
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
In addition, to maintain our competitive positioning and improve our sales and overall performance, we have launched an effort to improve our existing restaurants through remodels, upgrades and regular maintenance. If the costs associated with these activities are higher than projected, restaurants are closed for periods longer than anticipated or such remodels do not perform as forecasted, we may not realize an acceptable return on investment, which could have a negative effect on our results of operations.
Our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, may depend on our continued access to external financing, including borrowing under our senior secured revolving credit facility, which we refer to as the "senior credit facility." There can be no assurance that we will have access to the capital we need at acceptable terms or at all, which could materially adversely affect our business. In addition, while we do not currently have any borrowings under our senior credit facility, our need to manage our indebtedness levels to ensure continued compliance with financial leverage ratio covenants under our senior credit facility may reduce our ability to develop new restaurants.
Customer preferences and traffic could be adversely impacted by health concerns about certain food products, reports of food-borne illnesses or food safety issues, any of which could result in a decrease in demand for our products.
Customer preferences and traffic could be adversely impacted by health concerns or negative publicity about the consumption of particular food products, which could cause a decline in demand for those products and adversely impact our sales. Additionally, even with strong preventative controls and interventions, food safety risks cannot be completely eliminated in every restaurant as incidents of food-borne illnesses continue to occur in the restaurant industry and may result from the failure of restaurant employees or suppliers to follow our food safety policies and procedures, or from employees or guests entering our restaurant while ill and contaminating ingredients or surfaces. These problems, other food-borne illnesses (such as norovirus or hepatitis A), and injuries caused by the presence of foreign material could require us to temporarily close our restaurants. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and a decrease in customer traffic to our restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to a food recall pursuant to the United States Food and Drug Administration's Food Safety Modernization Act.
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

An increase in food costs, including those caused by inflation, climate change, the COVID-19 pandemic, and global conflicts, could adversely affect our operating results.
Supply chain risk could increase our costs and limit the availability of ingredients and supplies important to the operation of our restaurants. Changes in the cost or availability of certain food products could affect our ability to offer a broad menu and maintain competitive prices and could materially adversely affect our profitability and reputation. The type, variety, quality and cost of produce, beef, poultry, cheese and other commodities can be subject to change and to factors beyond our control, including weather, governmental regulation, availability, seasonality and industry demand, each of which may affect our food costs or cause a disruption in our supply. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations. Although we utilize a number of planning strategies to mitigate our risk, such as purchasing contracts to lock in the prices for a material portion of the food commodities used in our restaurants, these strategies may not fully insulate us from increases in commodity costs, which could adversely impact our profitability. We do not use financial instruments to hedge our risk against market fluctuations in the price of commodities at this time.
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
Our restaurants depend on frequent deliveries of ingredients and other products. For our Pollo Tropical restaurants, we have service agreements with our primary distributors of food and paper products. Performance Food Group, Inc., is our primary distributor of food and beverage products and supplies for our Pollo Tropical restaurants under a distribution services agreement that expires on July 27, 2024. We also currently rely on three suppliers for chicken for our Pollo Tropical restaurants under agreements that expire on December 31, 2023. There are many factors which could cause shortages or interruptions in the supply of our ingredients and products, including adverse weather, unanticipated demand, labor or distribution problems, food safety issues by our suppliers or distributors, cost, and the financial health of our suppliers. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, this could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If such actions were to occur, customers could change their dining habits and affected restaurants could experience significant reductions in sales during the shortage or thereafter.
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
There has been a marked increase in the use of social media platforms and similar devices, including video-sharing, social networking, and gaming and messaging platforms, giving users immediate access to a broad audience, which has significantly increased the speed and scale of distribution of information to a broad audience of consumers and others. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information's accuracy.

Use of social media is an important element of our marketing efforts and many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. As part of our marketing efforts, we expect to increasingly rely on social media platforms and internet-based communication platforms to attract and retain guests. We will also increase our investment in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brands. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased employee engagement or brand recognition. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about us, the association with influencers or online celebrities who become embroiled in controversy, platforms and business partners who experience challenges, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.
Risks Related to Human Capital
If we are not able to hire, train, reward and retain qualified restaurant employees and/or appropriately maintain our workforce, our growth plan and profitability could be adversely affected.
We rely on our restaurant team members to consistently provide high-quality food and positive experiences to our guests. Staffing in our restaurants requires us to plan effectively. The market for qualified talent continues to be competitive and we must provide increasingly competitive wages, benefits and workplace conditions to retain qualified employees. We have experienced and may continue to experience challenges in recruiting and retaining restaurant employees and in maintaining full restaurant staffing in various locations, which has resulted and may continue to result in longer wait times for guest orders, temporary closures of the digital make line and decreased employee satisfaction. A shortage of qualified candidates who meet all legal work authorization requirements, our failure to recruit and retain new restaurant employees in a timely manner or higher than expected turnover levels could affect our ability to open new restaurants, maintain or grow sales at existing restaurants or meet our labor cost objectives. In addition, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization efforts, which could negatively impact our results of operations.
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
Although we believe that compliance with these laws has not had a material adverse effect on our operations to date, we may experience material difficulties or failures with respect to compliance with such laws in the future. Complying with these laws and regulations subjects us to substantial expense and non-compliance could expose us to significant liabilities. For example, lawsuits have been filed against us in the past and may be filed against us in the future alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee classification, employee record-keeping and related practices with respect to our employees. We may incur legal costs to defend any such lawsuits, and we could suffer losses from, these and similar cases, and the amount of such losses or costs could be significant.
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
Additionally, while our employees are not currently covered by any collective bargaining agreements, union organizers may in the future organize our employees and those of other restaurant companies. If a significant portion of our employees were to become covered by collective bargaining agreements, our labor costs could increase, and it could negatively impact our culture and reduce our flexibility to attract and retain top performing employees. Labor unions have attempted, and likely will continue to attempt, to attract media attention to their organizing efforts in our restaurants, and their organizing efforts may include claims that we mistreat or undervalue our employees. Despite our efforts to provide more accurate information about our policies and practices, these messages may dissuade guests from patronizing our restaurants and could adversely impact our results of operations.
Cybersecurity Risks
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
We rely heavily on information technology systems across our operations, including point-of-sale processing in our restaurants, gift and loyalty cards, online business, and various other processes and transactions. Our ability to effectively manage our business and coordinate the preparation and sale of our products depends significantly on the reliability and capacity of these systems. We expect to expand our utilization of technology throughout our business and the failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause reduced efficiency of our operations, and significant capital investments could be required to remediate the problem which could adversely affect our business. Any intentional attack or an unintentional event that results in unauthorized access to systems to disrupt operations, corrupt data or steal or expose confidential information or intellectual property that compromises the information of our guests or employees could result in widespread negative publicity, damage to our reputation, a loss of guests, disruption of our business and legal liabilities. As our reliance on technology has grown, the scope and severity of risks posed to our systems from cybersecurity threats has increased. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until attacks are launched or have been in place for a period of time. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, malware and other events that could have a security impact; however there can be no assurance that these measures will be effective.

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
From time to time we have been, and likely will continue to be, the target of cybersecurity and other security threats. We may in the future become subject to other legal proceedings or governmental investigations for purportedly fraudulent transactions arising out of the actual or alleged theft of our consumers' credit or debit card information or if consumer or employee information is obtained by unauthorized persons or used inappropriately. Any such claim or proceeding, or any adverse publicity resulting from such an event, may have a material adverse effect on our business and we may incur significant remediation costs.
If we fail to comply with privacy and data protection laws, we could be subject to government enforcement actions, private litigation and adverse publicity.
A cybersecurity breach also could result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. For example, many jurisdictions have adopted regulations which require companies to meet certain requirements regarding the handling of personal data and provide a private right of action for data breaches. These laws also typically require companies that process information on customers to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and the right for consumers to request deletion of personal information. If we become subject to such laws in the markets in which we operate and we fail, or are perceived to have failed, to properly respond to security breaches of our or third party's information technology systems or fail to properly respond to consumer requests under such laws, we could experience reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
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
The regulatory environment related to privacy and data security is changing at an ever-increasing pace, with new and increasingly rigorous requirements applicable to our business. In addition, the issues regulated by privacy laws (such as advertising and marketing, children, biometric, employee, and health related information) have expanded, as have the number of city, state, federal and international governmental bodies and agencies that have recently passed or are currently considering privacy legislation or regulatory rulemaking. Where not limited by preemption, many states have passed or are considering adopting stricter versions of federal privacy laws (e.g., state level statutes similar to the Telephone Consumer Protection Act of 1991 ("TCPA"), the Health Insurance Portability and Accountability Act, and the Children’s Online Privacy Protection Act of 1998 ("COPPA")). Private service providers also have implemented mandatory privacy requirements impacting businesses, like Pollo Tropical, that wish to utilize services available on their platforms. As a result, we face rapidly increasing compliance costs in order to modify our operations and business practices to comply with applicable laws, regulations and other requirements which may materially impact our business.
Our digital business, which we expect to grow as a percentage of sales, is subject to risks.
Since 2020, we continue to see an increase in the number of digital orders, which includes delivery and customer pickup. Depending on which ordering platform a digital order is placed—our platform or the platform of a third-party delivery service—the delivery fee we collect from the guest may be less than the actual delivery cost, which has a negative impact on our profitability. While we have implemented a menu price increase to partially offset higher delivery costs, this higher menu prices may cause some guests to shift their purchases to other restaurants offered on the platform. As our digital business grows, we are increasingly reliant on third-party delivery companies, which maintain control over data regarding guests that use their platform and over the customer experience. If a third-party delivery company driver fails to make timely deliveries or fails to deliver the complete order, our guests may attribute the bad customer experience to our brands and could stop ordering from us. The ordering and payment platforms used by these third-parties, or our mobile app or online ordering system, could be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our overall sales and reputation. The third-party delivery business is intensely competitive, with a number of players competing for market share, online traffic capital, and delivery drivers. If the third-party delivery companies we utilize cease or curtail operations, increase their fees, or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. The delivery business has been consolidating and may continue to consolidate, and fewer third-party delivery companies may give them more leverage in negotiating the terms and pricing of contracts, which could negatively impact our profits from delivery orders.
Economic Risks
Our business is regional, and we therefore face risks related to reliance on certain markets as well as risks for other unforeseen events.
As of January 1, 2023, all of our Company-owned Pollo Tropical restaurants were located in Florida. Furthermore, approximately two-thirds of our Company-owned Pollo Tropical restaurants were located in three counties in Florida which represents a significant amount of the brand's sales and Restaurant-level Operating Profit. Therefore, events and conditions specific to these regions, including economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida and the tourism industry in Florida may have a material impact on the success of our restaurants in those locations.
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
We have encountered and may continue to encounter difficulties developing restaurants outside of our more mature core markets. For example, we closed all Pollo Tropical restaurants in Texas, Tennessee and Georgia over the last four years. We may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. It may be more challenging for us to attract guests to our restaurants in areas where there is a limited or a lack of market awareness of the Pollo Tropical brand. Restaurants opened in new markets where we have not reached media efficiency may open at lower sales volumes than restaurants opened in more mature markets, and may have lower restaurant-level operating margins than more mature markets. Sales at restaurants opened in new markets that are not yet media efficient have taken and may continue to take longer to reach average restaurant sales volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment charges. Opening new restaurants in areas in which potential guests may not be familiar with our restaurants may include costs related to the opening and marketing of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer guests than our more established restaurants in existing markets. We may also not open a sufficient number of restaurants in new markets to adequately leverage distribution, supervision and marketing costs. As a result of the foregoing, we cannot ensure that we will be able to operate our new restaurants successfully or profitably outside our existing markets.

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
Legal Risks
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
As of January 1, 2023, a total of 32 Pollo Tropical restaurants were owned and operated by our franchisees and licensees. We do not exercise control of the day-to-day operations of our franchisees and licensees and the number of franchised or licensed restaurants may increase in the future. While we attempt to ensure that franchisee-owned and licensee-owned restaurants maintain the same high operating standards as our Company-owned restaurants, one or more of these franchisees or licensees may fail to meet these standards. Any shortcomings at our franchisee-owned and licensee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of January 1, 2023, we leased all 137 of our Company-owned Pollo Tropical restaurants, which includes six restaurants located in in-line or storefront locations. All but one of our restaurants offer the convenience of drive-thru windows. We typically enter into leases (including renewal options) ranging from 35 to 45 years. The average remaining term for all leases for operating restaurant properties, including renewal options, was approximately 24 years as of January 1, 2023. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
As of January 1, 2023, we had 40 closed restaurant properties subleased to third parties and three closed restaurant properties available for sublease or to be terminated.
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

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Select Market under the symbol "FRGI". On February 24, 2023, shares of our common stock outstanding were held by 407 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency.
Dividends
We did not pay any cash dividends during 2022 or 2021. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain the majority of available funds to fund the development and growth of our business or to use for other corporate related purposes. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends and distributions to us from our subsidiaries. Our senior credit facility limits, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
Stock Performance Graph
The following performance graph compares our cumulative total stockholder return on our common stock with the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P Small Cap 600 Restaurant Index. We have elected to use the S&P Small Cap 600 Restaurant Index in compiling our stock performance graph because we believe that index represents a comparison to competitors with similar market capitalization as us. The graph and table below assume that $100 was invested on December 31, 2017, with dividends reinvested quarterly.
The trading price of our common stock on December 31, 2017, was $19.00 and the closing price of our common stock on December 30, 2022, the last trading day before our fiscal year end date of January 1, 2023, was $7.35.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Fiesta Restaurant Group, the NASDAQ Composite Index
and the S&P 600 Restaurants Index

$250
$200
$150
$100
$50
$0
12/31/17
12/30/18
12/29/19
1/3/21
1/2/22
1/1/23
Fiesta Restaurant Group
NASDAQ Composite
S&P 600 Restaurants

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

Total Cumulative Shareholder Returns
	12/31/2017	12/30/2018	12/29/2019	1/3/2021	1/2/2022	1/1/2023
Fiesta Restaurant Group, Inc.	$100.00	$80.21	$49.89	$60.00	$57.95	$38.68
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
S&P Small Cap 600 Restaurants	100.00	110.09	123.74	156.99	150.35	119.82
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
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended January 1, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2022 to November 6, 2022	—	$—	—	137,462
November 7, 2022 to December 4, 2022	64,901	6.94	—	137,462
December 5, 2022 to January 1, 2023	39,200	7.35	—	137,462
Total	104,101	$7.09	—
(1)    Shares purchased in order to meet participants' tax withholding liability through net share settlement related to vesting of restricted stock awards.

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
We use a 52- or 53-week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2023 and January 2, 2022 each contained 52 weeks. The fiscal year ended January 3, 2021 contained 53 weeks. The next fiscal year to contain 53 weeks will be the fiscal year ending January 3, 2027.

Company Overview
We own, operate and franchise the restaurant brand Pollo Tropical®, which has nearly 35 years of operating history and a loyal customer base. Our Pollo Tropical restaurants feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items. We believe the brand offers a distinct and unique flavor with broad appeal at a compelling value, which differentiates it in the competitive fast-casual and quick-service restaurant segments. All but one of our restaurants offer the convenience of drive-thru windows. As of January 1, 2023, we had 137 Company-owned Pollo Tropical restaurants, all of which are located in Florida.
We franchise our Pollo Tropical restaurants primarily in international markets, and as of January 1, 2023, we had 23 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, Ecuador, and the Bahamas, six on college campuses in Florida and locations at a hospital and two sports and entertainment stadiums in Florida. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
Events Affecting Our Results of Operations
Hurricanes Ian and Nicole
During the second half of 2022, Florida was struck by Hurricanes Ian and Nicole (the "Hurricanes"). In an effort to ensure the safety of our team members, select Pollo Tropical restaurants in the storm's path were closed in preparation and as a result of these Hurricanes. There was no significant facilities damage to Company-owned restaurants and we expect to file insurance claims upon completion of the final assessment of damages and losses.
Due to the business disruption related to the Hurricanes, the Company incurred expenses totaling $0.5 million for spoiled inventory and for incremental labor costs from paying hourly employees for scheduled time not worked due to temporary restaurant closures. We estimate that the Hurricanes negatively impacted loss from operations by approximately $1.8 million and negatively impacted comparable restaurant sales and transactions by approximately 0.8% and 0.6%, respectively, for the year ended January 1, 2023.
Labor Challenges and Inflationary Factors
Throughout much of 2022, labor supply shortages impacted the entire restaurant industry as well as our operations. Hours of operations were limited across multiple channels due to labor shortages. In response to this challenge, we increased recruiting resources and offered additional payment incentives at the most affected locations as well as new hire sign-on bonuses. In addition, we benchmark our operations team wage rates and benefits on an ongoing basis to ensure our total compensation is market-competitive and the 2022 and 2023 hourly wage rates are above the required minimum levels for the State of Florida. As a result of our efforts and as overall labor supply improved, our staffing levels improved and stabilized during the second half of 2022 which enabled an increase in operating hours across all channels. Overall staffing levels at the end of the fourth quarter of 2022 recovered to the approximate staffing levels experienced in the first half of 2021 prior to the labor supply issues, although a small number of select locations continue to experience labor shortages. As a result of the improved staffing levels, the remaining payment incentives are targeted to be phased out in the first quarter of 2023.
Inflationary factors have been experienced primarily in food costs and other operating costs categories. Commodity costs as a percentage of net sales increased 4.9% in the year ended January 1, 2023 compared to the year ended January 2, 2022. Utilities costs as a percentage of net sales also increased 0.4% in 2022 compared to 2021 primarily due to higher energy prices in 2022.
Pricing action has been taken to offset labor, food and other operating cost increases. In order to maintain value perceptions with our customers, we implemented a phased approach to menu price increases and took lower pricing increases on items purchased by value-conscious customers including our "Pollo Time" promotional items. Price increases include a 5.0% increase in March 2022, a 1.4% increase in June 2022, and a 4.0% increase in September 2022. As a result of this phased approach to menu price increases, margin improvement is trailing the impact of cost increases noted above, with improved margins expected in future quarters compared to the year ended January 1, 2023, barring unforeseen changes in our cost structure and operating environment.

COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic has affected and may continue to affect the restaurant industry and the economy. The impacts were most severe in 2020 and have improved over 2021 and 2022. Based on current conditions, we do not expect sales trends to significantly deteriorate further as a direct result of COVID-19. However, labor shortages may negatively impact sales trends and there can be no assurance that sales trends will not deteriorate further. We have implemented measures to control costs to mitigate any negative impact from the COVID-19 pandemic and labor shortages.

Executive Summary—Consolidated Operating Performance for the Year Ended January 1, 2023
Our fiscal year 2022 results include the following:
•We recognized net loss of $(14.6) million, or $(0.58) per diluted share, in 2022 compared to net income of $10.4 million, or $0.40 per diluted share in 2021, due primarily to the impact of income from discontinued operations of $18.5 million in 2021 compared to $1.1 million in 2022. The loss in 2022 was primarily the result of higher cost of sales, restaurant operating expenses and general and administrative expenses. Higher Pollo Tropical commodity costs, labor costs, insurance costs, utilities costs, general and administrative expenses, and repair and maintenance costs in 2022 were partially offset by increased comparable restaurant sales at Pollo Tropical.
•We recognized a loss from continuing operations of $(15.7) million, or $(0.62) per diluted share, in 2022 compared to a loss from continuing operations of $(8.1) million, or $(0.31) per diluted share, in 2021 primarily as a result of the foregoing.
•Total revenues increased 8.4% in 2022 to $387.4 million from $357.3 million in 2021, driven primarily by an increase in comparable restaurant sales at Pollo Tropical. Comparable restaurant sales increased 9.1% for our Pollo Tropical restaurants resulting from an increase in the net impact of product/channel mix and pricing of 15.2%, partially offset by a decrease in comparable restaurant transactions of 6.1%.
•Consolidated Adjusted EBITDA decreased $3.2 million for the year ended January 1, 2023 to $21.8 million compared to $25.0 million for the year ended January 2, 2022, driven primarily by higher commodity costs, labor costs, insurance costs, utilities costs, general and administrative expenses, and repair and maintenance costs, partially offset by higher restaurant sales. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."
•Income from discontinued operations decreased $17.4 million for the year ended January 1, 2023 to $1.1 million compared to $18.5 million for the year ended January 2, 2022, driven primarily by the impact of the gain on the sale of Taco Cabana and related costs in 2021. Income from discontinued operations for the year ended January 1, 2023 was primarily due to insurance proceeds received, partially offset by workers compensation and general liability claims.
Results of Operations
Unless otherwise noted, this discussion of operating results relates to our continuing operations.
The following table summarizes the changes in the number and mix of Pollo Tropical Company-owned and franchised restaurants in each fiscal year:

	2022			2021			2020
	Owned	Franchised	Total	Owned	Franchised	Total	Owned	Franchised	Total
Beginning of year	138	31	169	138	29	167	142	32	174
New	—	4	4	—	2	2	—	2	2
Closed	(1)	(3)	(4)	—	—	—	(4)	(5)	(9)
End of year	137	32	169	138	31	169	138	29	167

The following table sets forth, for the years ended January 1, 2023, January 2, 2022 and January 3, 2021, selected operating results as a percentage of restaurant sales:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Costs and expenses:
Cost of sales	32.3%	30.5%	31.9%
Restaurant wages and related expenses	25.3%	25.8%	23.7%
Restaurant rent expense	6.2%	6.6%	7.2%
Other restaurant operating expenses	17.5%	16.2%	15.2%
Advertising expense	3.3%	3.2%	2.7%
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
Total revenues increased 8.4% to $387.4 million in 2022 from $357.3 million in 2021, while the 2021 total revenues represent an increase of 13.3% from $315.4 million in 2020. Restaurant sales increased 8.6% to $385.9 million in 2022 from $355.5 million in 2021, while 2021 restaurant sales represent an increase of 13.2% from $314.1 million in 2020.
The following table presents the primary drivers of the increase or decrease in restaurant sales for Pollo Tropical (in millions):

	2022 vs. 2021	2021 vs. 2020
Increase in comparable restaurant sales	$31.9	$48.7
Decrease in sales related to closed restaurants, including temporary and partial closures	(1.4)	(1.5)
Additional week in 2020	—	(5.8)
Total increase	$30.5	$41.4
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
Comparable restaurant sales increased 9.1% for Pollo Tropical restaurants in 2022. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by menu price increases net of discounts and promotions and changes in sales channel and sales mix.
An increase in the net impact of pricing and product/channel mix of 15.2% was partially offset by a decrease in comparable restaurant transactions of 6.1% in 2022 compared to 2021. The increase in pricing and product/channel mix was driven primarily by menu price increases of 14.4% and increases in dine-in and delivery average check. We estimate that Hurricanes Ian and Nicole negatively impacted comparable restaurant sales and transactions by approximately 0.8% and 0.6%, respectively, in 2022. We believe staffing challenges had a negative impact on sales trends driven by reduced operating hours and sales channels in 2022. Comparable restaurant sales in 2022 were also negatively impacted by remodels and refreshes that temporarily closed dine-in and counter take-out operations.
Comparable restaurant sales increased 16.0% for Pollo Tropical in 2021. An increase in the net impact of product/channel mix and pricing of 11.8% was coupled with an increase in comparable restaurant transactions of 4.2% in 2021 compared to 2020. The increase in product/channel mix and pricing was driven primarily by increases in delivery and drive-thru average check and sales channel penetration, and menu price increases of 4.6%. We believe restaurant sales were negatively impacted by staffing challenges and reduced operating hours and sales channels due to labor shortages in 2021. Comparable restaurant sales in adequately staffed markets increased 18.7% in 2021 compared to 2020.
Franchise revenues decreased $0.4 million to $1.4 million in 2022 compared to 2021 due primarily to a temporary decrease in franchise royalty fees while a franchise agreement was being renegotiated. Franchise revenues increased $0.5 million to $1.8 million in 2021 compared to 2020 due to higher sales at franchised restaurants in 2021 primarily as a result of the impact of COVID-19 in 2020.
Operating costs and expenses. Operating costs and expenses include cost of sales, restaurant wages and related expenses, other restaurant expenses and advertising expenses. Cost of sales consists of food, paper and beverage costs including packaging costs, less rebates and purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. Key commodities, including chicken, are generally purchased under contracts for future periods of up to one year. Continuing inflation pressure is expected in 2023 compared to 2022 for certain food, packaging and utility costs and we are planning additional pricing measures to offset any ongoing inflationary cost increases.
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

	2022 vs. 2021	2021 vs. 2020
Cost of sales:
Higher commodity costs	4.9%	0.4%
Sales mix	1.5%	(0.3)%
Higher (lower) promotions and discounts	0.2%	(0.5)%
Menu price increases	(4.5)%	(0.9)%
Operating inefficiencies (efficiencies)	(0.7)%	0.1%
Other(1)	0.4%	(0.2)%
Net increase (decrease) in cost of sales as a percentage of restaurant sales	1.8%	(1.4)%

Restaurant wages and related expenses:
Higher (lower) labor costs including special incentive pay and sign-on bonuses in 2021(2)	(0.8)%	0.4%
Higher (lower) incentive bonus(3)	(0.2)%	0.3%
Lower medical benefits costs	(0.2)%	(0.3)%
Higher payroll taxes and workers' compensation costs	—%	0.3%
Higher labor costs due to higher wage rates and overtime partially offset by the impact of higher restaurant sales(4)	0.8%	1.3%
Other(1)	(0.1)%	0.1%
Net increase (decrease) in restaurant wages and related expenses as a percentage of restaurant sales	(0.5)%	2.1%

Other operating expenses:
Higher repairs and maintenance costs	0.6%	0.6%
Higher insurance costs	0.4%	—%
Higher utilities costs in 2022 and impact of higher restaurant sales in 2021 vs. 2020	0.4%	(0.3)%
Higher delivery fee expense due to higher delivery channel sales	0.1%	0.7%
Other(1)	(0.2)%	—%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	1.3%	1.0%

Advertising expense:
Increased advertising	0.1%	0.5%
Net increase in advertising expense as a percentage of restaurant sales	0.1%	0.5%
(1)    Other consists of any other driver with an impact of less than 20 basis points.
(2)    Change in 2022 compared to 2021 and 2021 compared to 2020 primarily includes the impact of special incentive pay offered in 2021.
(3)    Primarily due to guaranteed bonus payments due to staffing challenges. Guaranteed bonus payments, which were lower in 2020, are included in other labor costs in 2020.
(4)    Higher wage rates and overtime pay due in part to labor shortages in 2022 and 2021.

Restaurant Rent Expense. Restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.2% in 2022 from 6.6% in 2021, due primarily to the impact of higher comparable restaurant sales which were partially offset by higher rental costs related to renewed leases. Restaurant rent expense, as a percentage of total restaurant sales, was 6.6% in 2021 compared to 7.2% in 2020, due primarily to the impact of higher comparable restaurant sales which were partially offset by higher rental costs related to sale-leasebacks and lease renewals.
General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brand and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees, corporate system costs, and stock-based compensation expense.
General and administrative expenses increased to $52.3 million in 2022 from $45.5 million in 2021, and as a percentage of total revenues, were 13.5% in 2022 and 12.7% in 2021 due primarily to increased professional fees, higher employee costs and other support costs, partially offset by higher total revenue. General and administrative expenses include $7.3 million in non-recurring expenses comprised of $2.7 million of general and administrative efficiency initiative costs, which includes $1.6 million related to the acceleration and write-off of costs related to an accounting system implementation, $2.0 million of professional fees, $1.4 million of restructuring costs primarily related to the departure of our former CEO, and $1.2 million of digital platform costs.
General and administrative expenses increased to $45.5 million in 2021 from $39.8 million in 2020, and as a percentage of total revenues, were 12.7% in 2021 and 12.6% in 2020 due primarily to higher digital platform costs, higher continuing mobile app development and maintenance costs and higher incentive and other support center costs including additional costs related to the sale of Taco Cabana, partially offset by higher total revenues. General and administrative expenses include corporate overhead costs allocated to Taco Cabana that are not included in discontinued operations. General and administrative expenses in 2021 also included $3.3 million related to digital platform costs. General and administrative expense in 2020 included $0.7 million related to severance costs associated with positions eliminated in response to the COVID-19 pandemic, $0.4 million related to digital and brand repositioning costs, and $0.1 million related to search fees for senior executive positions.
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
Consolidated Adjusted EBITDA may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. Consolidated Adjusted EBITDA includes an allocation of certain general and administrative expenses associated with administrative support for executive management, information systems and certain finance, legal, supply chain, human resources, development, and other administrative functions. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Consolidated Adjusted EBITDA decreased to $21.8 million, or 5.6% of total revenues, in 2022 from $25.0 million, or 7.0% of total revenues, in 2021 due primarily to higher commodity costs and sales mix within cost of sales, repair and maintenance costs, insurance costs, and utilities costs, partially offset by the impact of menu price increases and higher restaurant sales.
Consolidated Adjusted EBITDA decreased to $25.0 million, or 7.0% of total revenues, in 2021 from $26.0 million, or 8.2% of total revenues, in 2020 due primarily to the impact of higher restaurant sales and improved cost of sales margins, partially offset by higher labor costs, delivery fees, repair and maintenance costs, advertising and general and administrative costs, and the impact of the extra week in 2020.
Restaurant-level Operating Profit. We also use Restaurant-level Operating Profit (previously presented as Restaurant-level Adjusted EBITDA), a non-GAAP financial measure, as a supplemental measure to evaluate the performance and profitability of our restaurants in the aggregate, which is defined as Consolidated Adjusted EBITDA excluding franchise royalty revenues and fees, pre-opening costs and general and administrative expenses (including corporate-level general and administrative expenses).
Restaurant-level Operating Profit was $59.4 million, or 15.4% of restaurant sales, $62.8 million, or 17.7% of restaurant sales, and $60.8 million, or 19.4% of restaurant sales, in 2022, 2021 and 2020, respectively. The changes in Restaurant-level Operating Profit were primarily due to the foregoing. In addition, we estimate the additional week of sales in our fiscal 2020 had a $2.0 million unfavorable impact on Restaurant-level Operating Profit in 2021 compared to 2020. For a reconciliation from loss from operations to Restaurant-level Operating Profit, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $20.1 million in 2022 from $20.6 million in 2021 due primarily to decreased depreciation related to impairment of assets from underperforming restaurants that have been made since 2021, partially offset by an increase in depreciation related to ongoing reinvestment and enhancements to our restaurants. Depreciation and amortization expense decreased to $20.6 million in 2021 from $22.0 million in 2020 due primarily to decreased depreciation as a result of entering into sale-leaseback transactions for several owned restaurant locations and impairing closed restaurant assets, partially offset by an increase in depreciation related to ongoing reinvestment and enhancements to our restaurants.
Impairment and Other Lease Charges (Recoveries). Impairment and other lease charges (recoveries) decreased to $1.4 million in 2022 from $1.5 million in 2021.
Impairment and other lease charges (recoveries) in 2022 include impairment charges of $2.3 million related primarily to the impairment of assets from eight underperforming Pollo Tropical restaurants, partially offset by net gains from lease terminations and a lease term reassessment of $(0.9) million.
Impairment and other lease charges (recoveries) decreased to $1.5 million in 2021 from $8.0 million in 2020. Impairment and other lease charges in 2021 include impairment charges of $2.1 million related primarily to the impairment of assets from five underperforming Pollo Tropical restaurants and impairment of equipment from previously closed restaurants, partially offset by net gains form lease terminations $(0.6) million.
Impairment and other lease charges (recoveries) in 2020 include impairment charges of $7.3 million related primarily to the impairment of assets from three underperforming Pollo Tropical restaurants, two of which we closed in the third quarter of 2020, the write-down of saucing islands and self-service soda machines that were removed from dining rooms as a result of COVID-19 and the write-down of assets held for sale to their fair value less costs to sell, and lease termination charges of $0.9 million for restaurant locations we decided not to develop, net of a gain from lease terminations of $(0.2) million.
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
For two Pollo Tropical restaurants with combined carrying values (excluding right-of-use lease assets) of $1.1 million, projected cash flows are not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was $1.9 million in 2022 and consisted of closed restaurant rent and ancillary lease costs of $8.5 million net of sublease income of $(6.5) million.
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
Other (Income) Expense, Net. Other (income) expense, net, was $(0.6) million in 2022 and primarily consisted of net proceeds from a legal settlement of $(0.8) million, partially offset by other closed restaurant related costs. Other expense (income), net, was $0.5 million in 2021 and primarily consisted of costs for the removal, transfer and storage of equipment from closed restaurants. Other (income) expense, net, in 2020 primarily consisted of total gains of $(3.3) million on the sale-leaseback of five restaurant properties and the sale of three restaurant properties, partially offset by $0.5 million in costs for the removal, transfer and storage of equipment from closed restaurants and other closed restaurant costs and $0.7 million for the write-off of site development costs.
Loss from Operations. As a result of the foregoing, we had a loss from operations of $(14.4) million, or (3.7)% of restaurant sales, in 2022 compared to a loss from operations of $(6.6) million, or (1.9)% of restaurant sales, in 2021 and a loss from operations of $(10.1) million, or (3.2)% of restaurant sales, in 2020.
Interest Expense. Interest expense decreased $0.1 million to $0.3 million in 2022 from 2021. Interest expense increased $0.1 million to $0.4 million in 2021 from 2020. Interest charges related to our senior credit facility and former amended senior credit facility are included in discontinued operations for 2021 and 2020. In 2022, interest charges related to our undrawn revolving credit facility are included in continuing operations.
Provision for (Benefit from) Income Taxes. The effective tax rate was (6.6)% for the year ended January 1, 2023, and (15.5)% for the year ended January 2, 2022. The provision for income taxes for 2022 includes changes in the valuation allowance as a result of originating temporary differences during the year.
The effective tax rate was (15.5)% for 2021 and 67.5% for 2020. The provision for income taxes for 2021 includes changes in the valuation allowance as a result of originating temporary differences during the year and a reserve for unrecognized tax benefits. The benefit from income taxes for 2020 includes a benefit related to the carryback of net operating losses and reclassifying certain assets as qualified improvement property as permitted by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other changes to depreciation methods for certain assets made in conjunction with a cost segregation study conducted prior to filing our 2019 federal income tax return, as well as a decrease to the valuation allowance on our deferred tax assets related to changes in our deferred tax assets and liabilities.
The CARES Act, which was signed into law on March 27, 2020, includes provisions that allow net operating losses arising in 2018, 2019, and 2020 to be carried back for up to five years and includes technical amendments that are retroactive to 2018 which permit certain assets to be classified as qualified improvement property and expensed immediately.
Income (Loss) from Discontinued Operations, Net of Tax. All revenues, costs and expenses and income taxes attributable to Taco Cabana have been aggregated within income (loss) from discontinued operations, net of tax, in the consolidated statements of operations for all periods presented. Income from discontinued operations, net of tax, was $1.1 million in 2022 compared to $18.5 million in 2021 and a loss from discontinued operations, net of tax, of $(6.8) million in 2020. Income from discontinued operations, net of tax, for the year ended January 1, 2023 was primarily due to insurance proceeds received, partially offset by workers compensation and general liability claims. Taco Cabana results of operations are included through August 15, 2021 for the year ended January 2, 2022 compared to a full year in 2020 due to the sale of Taco Cabana on August 16, 2021.
A gain of $25.0 million was recognized on the sale of Taco Cabana in 2021. See Note 2 of the Notes to our Consolidated Financial Statements.
Net (Loss) Income. As a result of the foregoing, we had a net loss of $(14.6) million, or (3.8)% of total revenue, in 2022 compared to net income of $10.4 million, or 2.9% of total revenue, in 2021 and a net loss of $(10.2) million, or (3.2)% of total revenue, in 2020.

Liquidity and Capital Resources
Unless otherwise noted, this discussion of liquidity and capital resources relates to our combined operations.
We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. Although, as a result of our substantial cash balance, we did not have a working capital deficit at January 1, 2023, we have the ability to operate with a substantial working capital deficit (and we have historically operated with a working capital deficit) because:
•Restaurant operations are primarily conducted on a cash basis;
•Rapid turnover results in a limited investment in inventories; and
•Cash from sales is usually received before related liabilities for supplies and payroll become due.
Operating Activities. Net cash provided by operating activities for 2022, 2021, and 2020 was $15.4 million, $14.1 million and $40.3 million, respectively. The $1.4 million increase in net cash provided by operating activities in 2022 compared to 2021 was primarily driven by timing of payments, partially offset by a decrease in Consolidated Adjusted EBITDA, contributions from discontinued operations in 2021, and the receipt of income tax refunds in 2021. The $26.2 million decrease in net cash provided by operating activities in 2021 compared to 2020 was driven primarily by the timing of payments, including the impact of the timing of payments related to Taco Cabana and vendor and landlord payment term renegotiations in 2020, and a decrease in Consolidated Adjusted EBITDA. The impact of extended vendor payment terms in 2020 was partially offset by the payment of January 2021 rent in fiscal 2020 as a result of the 53rd week in fiscal 2020.
Investing Activities. Net cash used in investing activities in 2022 was $19.1 million. Net cash provided by investing activities and 2021 and 2020 was $59.8 million and $8.4 million, respectively. Capital expenditures are typically the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures from continuing operations for the periods presented (dollars in thousands):

	Pollo Tropical	Other	Continuing Operations
Year ended January 1, 2023:
New restaurant development	$—	$—	$—
Restaurant remodeling	8,760	—	8,760
Other restaurant capital expenditures(1)	7,820	—	7,820
Corporate and restaurant information systems	2,759	90	2,849
Total capital expenditures	$19,339	$90	$19,429
Number of new restaurant openings	—		—
Year ended January 2, 2022:
New restaurant development	$—	$—	$—
Restaurant remodeling	1,097	—	1,097
Other restaurant capital expenditures(1)	9,682	—	9,682
Corporate and restaurant information systems	1,645	602	2,247
Total capital expenditures	$12,424	$602	$13,026
Number of new restaurant openings	—		—
Year ended January 3, 2021:
New restaurant development	$1,009	$—	$1,009
Restaurant remodeling	358	—	358
Other restaurant capital expenditures(1)	6,542	—	6,542
Corporate and restaurant information systems	1,254	1,320	2,574
Total capital expenditures	$9,163	$1,320	$10,483
Number of new restaurant openings	—		—
(1)Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended January 1, 2023, January 2, 2022 and January 3, 2021, total restaurant repair and maintenance expenses were approximately $15.5 million, $12.5 million, and $9.3 million, respectively.

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
(1)Excludes restaurant repair and maintenance expenses included in income (loss) from discontinued operations in our consolidated financial statements. For the years ended January 2, 2022 and January 3, 2021, total restaurant repair and maintenance expenses were approximately $5.5 million and $8.1 million, respectively.
Cash provided by investing activities from continuing operations in 2020 included net proceeds of $13.3 million from the sale-leaseback of five restaurant properties and $5.3 million from the sale of an additional three restaurant properties.
Cash provided by investing activities from discontinued operations in 2022 included net proceeds from insurance recoveries of $0.3 million. Net cash provided by investing activities from discontinued operations in 2021 included net proceeds of $74.9 million from the sale of Taco Cabana, $3.1 million from the sale-leaseback of two restaurant properties and $1.3 million from the sale of an additional restaurant property. Net cash provided by investing activities from discontinued operations in 2020 included net proceeds of $4.0 million from the sale-leaseback of two restaurant properties and $4.3 million from the sale of an additional three restaurant properties.
Total capital expenditures in 2023 are expected to be between $22.0 million and $28.0 million.
Financing Activities. Net cash used in financing activities in 2022 was $1.2 million and primarily consisted of payments to repurchase our common stock of $0.9 million and payments of tax withholdings related to net share settlements of $0.2 million.
Net cash used in financing activities in 2021 included term loan borrowing repayments under our senior credit facility of $75.0 million, $9.4 million in payments to repurchase our common stock, a $2.2 million payment for a premium associated with extinguishment of the term loan under our senior credit facility and $0.2 million in principal payments on finance leases.
Net cash used in financing activities in 2020 included net revolving credit borrowing repayments under our former amended senior credit facility of $75.0 million, $3.0 million in payment of debt issuance costs associated with our former amended senior credit facility and senior credit facility combined with $3.7 million in payments to repurchase our common stock, partially offset by proceeds of $73.5 million under our senior credit facility.
Senior Credit Facility. On November 23, 2020, we terminated our former amended senior secured revolving credit facility, referred to as the "former senior credit facility," and entered into a new senior secured credit facility, which is referred to as the "senior credit facility." The senior credit facility was comprised of a term loan facility (the "term loan facility") of $75.0 million and a revolving credit facility (the "revolving credit facility") of up to $10.0 million and matures on November 23, 2025. The senior credit facility also provides for potential incremental term loan borrowing increases of up to $37.5 million in the aggregate, subject to, among other items, compliance with a minimum Total Leverage Ratio and other terms specified in the senior credit facility. As required by the terms of the senior credit facility, the proceeds from the sale of Taco Cabana were used to fully repay our outstanding term loan borrowings on August 16, 2021. The early repayment was subject to a 103% loan prepayment premium.

The senior credit facility provides that we must maintain minimum Liquidity (as defined in the senior credit facility) of $20.0 million (the "Liquidity Threshold") until January 3, 2022. The senior credit facility also provides that we are not required to be in compliance with the Total Leverage Ratio under the senior credit facility until the earlier of January 3, 2022, or the date in which Liquidity is less than the Liquidity Threshold. We will be permitted to exercise equity cure rights with respect to compliance with the Total Leverage Ratio subject to certain restrictions as set forth in the senior credit facility.
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
As of January 1, 2023, we were in compliance with the financial covenants under our senior credit facility. At January 1, 2023, $10.0 million was available for borrowing under the revolving credit facility.
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

Cash Requirements
Our significant cash requirements within the next twelve months include working capital requirements, operating lease obligations and capital expenditures, as well as purchase obligations and insurance liabilities. We believe our cash reserves, cash generated from our operations, and availability of borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs and capital expenditures for the next twelve months. We used the net proceeds from the sale of Taco Cabana to repay all of the outstanding term loan borrowings under our senior credit facility in 2021.

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
•Capital Expenditures. See Investing Activities subsection in this MD&A under the heading titled Liquidity and Capital Resources.
•    Insurance Liabilities. Insurance liabilities include obligations associated with employee health care, workers' compensation claims and general liability claims, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheet as of January 1, 2023. See Note 7 of the Notes to our Consolidated Financial Statements for more information about our insurance liabilities.
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
Insurance Liabilities. We are insured for workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and for general liability, medical insurance and certain workers' compensation claims in the aggregate. At January 1, 2023 and January 2, 2022, we had $8.8 million and $9.5 million, respectively, accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, with the assistance of actuaries, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities and those adjustments could be material.
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
We performed a qualitative assessment, which included examining key events and circumstances affecting fair value, for our annual impairment review as of January 1, 2023, and determined it was more likely than not that the Pollo Tropical reporting unit's fair value was greater than its carrying amount. As of January 1, 2023, our Pollo Tropical reporting unit goodwill has a carrying value of $56.3 million. See Note 5 of the Notes to our Consolidated Financial Statements.
We estimate the fair value of the Pollo Tropical reporting unit significantly exceeds its carrying value as of January 1, 2023. The estimates and assumptions used to determine and assess fair value may differ from actual future events and if these estimates or related projections change significantly in the future, we may be required to record material impairment charges for goodwill assets.
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
For two Pollo Tropical restaurants with combined carrying values (excluding right-of-use lease assets) of $1.1 million, projected cash flows are not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material. See Note 6 of the Notes to our Consolidated Financial Statements.

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
Valuation of Deferred Income Tax Assets. Deferred tax assets and liabilities, which represent temporary differences between the financial statement and tax basis of assets and liabilities, are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent we believe these assets will more likely than not be realized. A valuation allowance is established to reduce the carrying amount of deferred tax assets if we believe it is more likely than not that a portion or all of the tax benefit from these deferred tax assets will not be realized. The realization of a deferred tax asset is dependent on the generation of sufficient taxable income in future periods, and the reversal of existing taxable temporary differences in the applicable periods. In evaluating the realizability of our deferred tax assets, we perform an assessment of positive and negative evidence. The weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. Objective historical evidence is given greater weight than subjective evidence such as forecasts of future taxable income. We considered three years of cumulative operating income (loss) in evaluating the objective evidence that historical results provide. Objective negative evidence limits our ability to consider other subjective evidence, such as our future earnings projections. Based on our evaluation of all available positive and negative evidence, and placing greater weight on the objective evidence, we determined that it is more likely than not that our deferred tax assets will not be fully realized in future periods. In 2019, we determined that it was more likely than not that the deferred tax assets would not be fully realized and established a valuation allowance against federal and state deferred tax assets. Based on changes in our deferred tax assets and liabilities in 2020, adjustments to our valuation allowance totaling $0.4 million were recorded in 2020 resulting in a valuation allowance of $9.7 million as of January 3, 2021. Based on changes in our deferred tax assets and liabilities in 2021, adjustments to our valuation allowance totaling $0.2 million were recorded in 2021 resulting in a valuation allowance of $9.9 million as of January 2, 2022. Based on changes in our deferred tax assets and liabilities in 2022, adjustments to our valuation allowance totaling $6.4 million were recorded in 2022 resulting in a valuation allowance of $16.3 million as of January 1, 2023. If we generate sufficient taxable income in the future to fully utilize the tax benefits of the deferred tax assets on which a valuation allowance was recorded, a portion or all of the valuation allowance could be reversed, which would decrease our tax expense in the period or periods in which the valuation allowance is reversed. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion in order to assess whether such conclusion remains appropriate in future periods. Separate valuation allowances, not subject to the critical accounting estimates, for the income tax capital loss generated on the sale of Taco Cabana in 2021 and a foreign tax credit have been established as we do not expect to generate sufficient future taxable income related to those tax attributes. See Note 10 of the Notes to our Consolidated Financial Statements.
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
•Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and such financial information does not reflect the cash required to fund such replacements; and
•Such financial information does not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges and gains (such as impairment and other lease charges (recoveries), closed restaurant rent expense, net of sublease income, other income and expense, and stock-based compensation expense) have recurred and may recur.

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA follows (in thousands). All amounts are from continuing operations unless otherwise indicated.

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021

Net (loss) income	$(14,559)	$10,370	$(10,211)
Loss (income) from discontinued operations	(1,102)	(18,455)	6,825
Provision for (benefit from) income taxes	968	1,083	(7,044)
Loss from continuing operations before taxes	(14,693)	(7,002)	(10,430)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	20,053	20,574	22,009
Impairment and other lease charges (recoveries)	1,414	1,538	8,023
Interest expense	336	374	292
Closed restaurant rent expense, net of sublease income(1)	1,928	2,999	4,331
Other (income) expense, net	(591)	478	(2,098)
Stock-based compensation expense	22	53	73
Total non-general and administrative adjustments	23,162	26,016	32,630
General and administrative adjustments:
Stock-based compensation expense	6,089	4,163	2,681
Non-recurring professional fees(2)	2,001	—	—
G&A efficiency initiatives(3)	2,690	—	—
Restructuring costs and retention bonuses(4)	1,410	18	686
Digital costs(5)	1,153	1,821	424
Total general and administrative adjustments	13,343	6,002	3,791
Consolidated Adjusted EBITDA	$21,812	$25,016	$25,991
Total revenues	$387,351	$357,277	$315,358
Net (loss) income as a percentage of total revenues	(3.8)%	2.9%	(3.2)%
Consolidated Adjusted EBITDA as a percentage of total revenues	5.6%	7.0%	8.2%
(1)     Closed restaurant rent, net of sublease income, for the years ended January 1, 2023, January 2, 2022 and January 3, 2021 primarily consists of closed restaurant lease costs of $8.5 million, $9.1 million and $9.2 million, respectively, partially offset by sublease income of $(6.5) million, $(6.1) million and $(4.9) million, respectively.
(2)    Non-recurring professional fees consist of costs related to growth initiatives.
(3)    G&A efficiency initiatives consist of non-recurring retention bonus costs and costs related to the acceleration and write-off of costs related to accounting system implementation.
(4)    Restructuring costs and retention bonuses for the year ended January 1, 2023 include severance costs related to the departure of our former Chief Executive Officer and eliminated positions related to the accounting outsourcing. Restructuring costs and retention bonuses for the year ended January 3, 2021 include severance costs related to eliminated positions related to terminations in response to the COVID-19 pandemic.
(5)     Digital costs for the years ended January 1, 2023, January 2, 2022 and January 3, 2021 include costs related to enhancing the digital experience for our customers.

A reconciliation from income (loss) from operations to Restaurant-level Operating Profit follows (in thousands). All amounts are from continuing operations unless otherwise indicated.

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
January 1, 2023:
Loss from operations	$(14,357)	$(6,628)	$(10,138)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	20,053	20,574	22,009
Impairment and other lease charges (recoveries)	1,414	1,538	8,023
Closed restaurant rent expense, net of sublease income	1,928	2,999	4,331
Other expense (income), net	(591)	478	(2,098)
Stock-based compensation expense	22	53	73
Total non-general and administrative adjustments	22,826	25,642	32,338
General and administrative adjustments:
Stock-based compensation expense	6,089	4,163	2,681
Non-recurring professional fees	2,001	—	—
G&A efficiency initiatives	2,690	—	—
Restructuring costs and retention bonuses	1,410	18	686
Digital costs	1,153	1,821	424
Total general and administrative adjustments	13,343	6,002	3,791
Consolidated Adjusted EBITDA	21,812	25,016	25,991
Restaurant-level adjustments:
Add: Other general and administrative expense(1)	38,982	39,522	36,057
Less: Franchise royalty revenue and fees	1,407	1,785	1,246
Restaurant-level Operating Profit	$59,387	$62,753	$60,802
Restaurant sales	$385,944	$355,492	$314,112
Loss from operations as a percentage of restaurant sales	(3.7)%	(1.9)%	(3.2)%
Restaurant-level Operating Profit as a percentage of restaurant sales	15.4%	17.7%	19.4%
(1)     Excludes general and administrative adjustments included in Consolidated Adjusted EBITDA.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility, under which we did not have any outstanding borrowings as of January 1, 2023. Borrowings under our senior credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the senior credit facility):
1)    the Base Rate plus the Applicable Margin of 6.75% with a minimum Base Rate of 2.00%, or
2)    the LIBOR (or Benchmark Replacement) Rate plus the Applicable Margin of 7.75%, with a minimum LIBOR (or Benchmark Replacement) Rate of 1.00%.
For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. As of January 1, 2023, we had no outstanding borrowings, thus minimal market risk. Future market risk will be limited to the borrowings made on our revolving credit facility.
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
None.

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Interim Chief Executive Officer and Acting Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Interim Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2023.

Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the fourth quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of January 1, 2023 based on the criteria set forth in a report titled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 1, 2023, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, RSM US LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors
Fiesta Restaurant Group, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Fiesta Restaurant Group, Inc.'s (the "Company") internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 2, 2023, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Dallas, Texas
March 2, 2023

ITEM 9B. OTHER INFORMATION
In connection with Dirk Montgomery's appointment as Interim Chief Executive Officer of the Company on December 8, 2022, the Company entered into an offer letter (the "Offer Letter") dated December 8, 2022 with Mr. Montgomery, which provided among other items, that Mr. Montgomery will be eligible for annual equity grants which would represent an amount of the Company's common stock having a Fair Market Value (as defined in the Company's 2021 Stock Incentive Plan (the "2021 Plan")) on the date of grant equal to eighty-percent (80%) of his annual base salary, subject to the discretion of the Compensation Committee of the Company's Board of Directors. On February 28, 2023, the Company's Board of Directors authorized an increase to Mr. Montgomery's annual equity grants to an amount of the Company's common stock having a Fair Market Value (as defined in the 2021 Plan) on the date of grant equal to one-hundred percent (100%) of his annual base salary (instead of eighty-percent (80%) of his annual base salary pursuant to the Offer Letter), which percentage is consistent with the grant value which had been awarded to Mr. Montgomery annually while he was Chief Financial Officer, subject to the discretion of the Compensation Committee of the Company's Board of Directors. The equity grants are currently expected to be comprised of 50% restricted stock awards to be subject to time based vesting and 50% subject to performance-based vesting to be determined prior to the date of grant.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.frgi.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements - Fiesta Restaurant Group, Inc. and Subsidiaries
(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-27
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

10.10	Form of Agreement (incorporated by reference to Exhibit 10.18 to Fiesta's Annual Report on Form 10-K for the fiscal year ended December 29, 2019)+

10.11	Amendment to Fiesta Restaurant Group, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Fiesta's Annual Report on Form 10-K filed on February 19, 2015)+

10.12
Cooperation Agreement, dated February 5, 2020, by and among Fiesta, AREX Capital Management, LP, AREX Capital Master Fund, LP, AREX Capital GP, LLC, AREX Capital Management GP, LLC and Andrew Rechtschaffen (incorporated by reference to Exhibit 10.1 of Fiesta's Current Report on Form 8-K filed on February 7, 2020)

10.13
Credit Agreement dated as of November 23, 2020 among Fiesta, Fortress Credit Corp., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Fiesta's Current Report on Form 8-K filed on November 30, 2020)

10.14
Security Agreement dated as of November 23, 2020 among Fiesta, the guarantors named therein and Fortress Credit Corp., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Fiesta's Current Report on Form 8-K filed on November 30, 2020)

10.15
Guarantee Agreement dated as of November 23, 2020 among the guarantors named therein and Fortress Credit Corp., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to Fiesta's Current Report on Form 8-K filed on November 30, 2020)

10.16	Offer letter dated as of August 5, 2019 between Fiesta and Hope Diaz (incorporated by reference to Exhibit 10.21 to Fiesta's Annual Report on Form 10-K for the period ended January 3, 2021)+

10.17	Fiesta Restaurant Group, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Fiesta's Current Report on Form 8-K filed on May 4, 2021)+

10.18
First Amendment to Credit Agreement dated as of September 10, 2021 among Fiesta, Fortress Credit Corp., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Fiesta's Current Report on Form 8-K filed on September 16, 2021)

10.19	Amendment to Form of Agreement (incorporated by reference to Exhibit 10.24 to Fiesta's Annual Report on Form 10-K filed on March 10, 2022)+

10.20	Agreement dated as of December 8, 2022 between Fiesta and Richard Stockinger#+

10.21	Offer letter dated as of December 8, 2022 between Fiesta and Dirk Montgomery#+

10.22	Offer letter dated as of December 8, 2022 between Fiesta and Tyler Yoesting#+

16.1
Letter to the Securities and Exchange Commission of Deloitte & Touche LLP, dated August 29, 2022 (incorporated by reference to Exhibit 16.1 to Fiesta's Current Report on Form 8-K filed on August 29, 2022)

21.1	Subsidiaries of Fiesta#

23.1	Consent of RSM US LLP#

23.2	Consent of Deloitte & Touche LLP#

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.#

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
#    Filed herewith.
+    Compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors
Fiesta Restaurant Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Fiesta Restaurant Group, Inc. (the Company) as of January 1, 2023, the related consolidated statements of operations, changes in stockholders' equity and cash flows, for the period ended January 1, 2023, and the related notes to the consolidated financial statements and the schedule listed in the Index at Item 15 (collectively the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023, and the results of its operations and its cash flows for the period ended January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2023, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Impairment of Long-Lived Assets at the Restaurant Level
As described in Notes 4 and 8 to the financial statements, property and equipment, net as was $87.1 million and operating lease right-of-use assets was $146.7 million, respectively, as of January 1, 2023. As described in Notes 1 and 6 to the financial statements, the Company assesses the potential impairment of long-lived assets, principally property and equipment and operating lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying value of the restaurant asset group may not be fully recoverable. The Company reviews its long-lived assets, principally property and equipment and lease right-of-use assets, for impairment at the restaurant level (asset group). If an indicator of impairment exists for any of its asset groups, an estimate of undiscounted future cash flows (exclusive of operating lease payments), over the life of the primary asset for each restaurant is compared to that long-lived asset group's carrying value, excluding operating lease liabilities. If the carrying value of the asset group is greater than the estimated future undiscounted cash flow, the Company then determines the fair value of the assets, and if an asset is determined to be impaired, the impairment loss is measured by the excess of the carrying amount of the asset over its fair value. There is uncertainty in the projected undiscounted future cash flows and subjective assumptions used to determine the fair value of assets, including current market lease rent and discount rates for right-of-use lease assets. As discussed in Note 6 to the financial statements, during the year ended January 1, 2023, the Company recorded impairment charges for long-lived assets of $2.3 million.

We identified the impairment of long-lived assets at the restaurant level as a critical audit matter due to the impact the judgments used by the Company in determining the undiscounted future cash flows, when an impairment indicator has been identified, and the determination of fair value of assets, when the carrying value of the asset group exceeds the undiscounted future cash flows, have on the accounting conclusion. Auditing management’s judgments regarding estimated future cash flows and the fair value of assets involved a high degree of auditor judgement and increased audit effort, including the use of valuation specialists.
Our audit procedures related to the Company’s impairment of long-lived assets at the restaurant level included the following, among others:
•We obtained an understanding of the relevant controls and tested such controls for design and operating effectiveness, including controls around estimates of future undiscounted cash flows and the determination of the fair value of assets.

•We evaluated the reasonableness of management’s estimated future undiscounted cash flows by comparing them to:
◦Historical actual cash flows for the restaurant being evaluated
◦Strategic business plans and actions planned by the Company
◦Industry data

•We performed a comparison of actual results to prior management estimates.

•With the assistance of our valuation specialists, we developed an independent estimate of the fair value of the right-of-use assets utilizing market rent and discount rate assumptions and compared our independent estimate to management’s estimates.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

Dallas, Texas
March 2, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fiesta Restaurant Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Fiesta Restaurant Group, Inc. and subsidiaries (the "Company") as of January 2, 2022, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended January 2, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022, and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
March 9, 2022

We began serving as the Company's auditor in 2011. In 2022 we became the predecessor auditor.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 1, 2023	January 2, 2022
ASSETS
Current assets:
Cash	$32,167	$36,797
Restricted cash	3,631	3,837
Accounts receivable	5,270	6,223
Inventories	1,962	2,524
Prepaid rent	109	109
Income tax receivable	3,871	3,846
Prepaid expenses and other current assets	5,681	5,706
Total current assets	52,691	59,042
Property and equipment, net	87,106	89,884
Operating lease right-of-use assets	146,681	154,127
Goodwill	56,307	56,307
Other assets	5,906	7,753
Total assets	$348,691	$367,113
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$62	$63
Accounts payable	14,219	12,342
Accrued payroll, related taxes and benefits	6,536	8,475
Accrued real estate taxes	1,805	1,630
Other current liabilities	17,680	18,032
Total current liabilities	40,302	40,542
Long-term debt, net of current portion	367	438
Operating lease liabilities	155,355	163,270
Deferred tax liabilities	202	229
Other non-current liabilities	7,208	7,763
Total liabilities	203,434	212,242
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 28,890,688 and 28,445,812 shares issued, respectively, and 25,306,302 and 24,829,002 shares outstanding, respectively	282	277
Additional paid-in capital	188,528	182,686
Retained earnings (accumulated deficit)	(12,516)	2,043
Treasury stock, at cost; 2,966,639 and 2,847,792 shares, respectively	(31,037)	(30,135)
Total stockholders' equity	145,257	154,871
Total liabilities and stockholders' equity	$348,691	$367,113

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Revenues:
Restaurant sales	$385,944	$355,492	$314,112
Franchise royalty revenues and fees	1,407	1,785	1,246
Total revenues	387,351	357,277	315,358
Costs and expenses:
Cost of sales	124,555	108,593	100,080
Restaurant wages and related expenses (including stock-based compensation expense of $22, $53, and $73, respectively)	97,473	91,669	74,328
Restaurant rent expense	24,077	23,592	22,773
Other restaurant operating expenses	67,714	57,430	47,823
Advertising expense	12,760	11,508	8,379
General and administrative (including stock-based compensation expense of $6,089, $4,163, and $2,681, respectively)	52,325	45,524	39,848
Depreciation and amortization	20,053	20,574	22,009
Impairment and other lease charges (recoveries)	1,414	1,538	8,023
Closed restaurant rent expense, net of sublease income	1,928	2,999	4,331
Other (income) expense, net	(591)	478	(2,098)
Total operating expenses	401,708	363,905	325,496
Loss from operations	(14,357)	(6,628)	(10,138)
Interest expense	336	374	292
Loss from continuing operations before taxes	(14,693)	(7,002)	(10,430)
Provision for (benefit from) income taxes	968	1,083	(7,044)
Loss from continuing operations	(15,661)	(8,085)	(3,386)
Income (loss) from discontinued operations, net of tax	1,102	18,455	(6,825)
Net (loss) income	$(14,559)	$10,370	$(10,211)
Earnings (loss) per common share:
Continuing operations – basic	$(0.62)	$(0.31)	$(0.13)
Discontinued operations – basic	0.04	0.71	(0.27)
Basic	$(0.58)	$0.40	$(0.40)

Continuing operations – diluted	$(0.62)	$(0.31)	$(0.13)
Discontinued operations – diluted	0.04	0.71	(0.27)
Diluted	$(0.58)	$0.40	$(0.40)

Weighted average common shares outstanding:
Basic	24,965,505	25,356,339	25,341,415
Diluted	24,965,505	25,356,339	25,341,415
The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2019	25,612,597	$271	$173,132	$1,884	$(17,051)	$158,236
Stock-based compensation	—	—	3,484	—	—	3,484
Vesting of restricted shares	180,552	2	(2)	—	—	—
Purchase of treasury stock	(500,000)	—	—	—	(3,728)	(3,728)
Net loss	—	—	—	(10,211)	—	(10,211)
Balance at January 3, 2021	25,293,149	273	176,614	(8,327)	(20,779)	147,781
Stock-based compensation	—	—	6,076	—	—	6,076
Vesting of restricted shares	390,150	4	(4)	—	—	—
Purchase of treasury stock	(854,297)	—	—	—	(9,356)	(9,356)
Net income	—	—	—	10,370	—	10,370
Balance at January 2, 2022	24,829,002	277	182,686	2,043	(30,135)	154,871
Stock-based compensation	—	—	6,029	—	—	6,029
Vesting of restricted shares	596,147	5	(5)	—	—	—
Tax withholdings related to net share settlements	—	—	(182)	—	—	(182)
Purchase of treasury stock	(118,847)	—	—	—	(902)	(902)
Net loss	—	—	—	(14,559)	—	(14,559)
Balance at January 1, 2023	25,306,302	$282	$188,528	$(12,516)	$(31,037)	$145,257

The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Operating activities:
Net (loss) income	$(14,559)	$10,370	$(10,211)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposals of property and equipment, net	—	(124)	(3,267)
Stock-based compensation	6,029	6,076	3,484
Impairment and other lease charges (recoveries)	1,414	1,670	9,139
Loss on extinguishment of debt	—	5,307	1,241
Gain on sale of Taco Cabana	—	(24,979)	—
Depreciation and amortization	20,053	28,373	38,206
Amortization of deferred financing costs	80	526	437
Deferred income taxes	(27)	(4,384)	(650)
Changes in other operating assets and liabilities:
Accounts receivable	641	525	(951)
Prepaid expenses and other current assets	25	(454)	340
Operating lease right-of-use assets	12,930	18,245	24,213
Other non-current assets	1,767	(1,955)	3,396
Accounts payable	1,844	(1,301)	1,309
Accrued payroll, related taxes and benefits	(1,939)	(3,952)	4,370
Accrued real estate taxes	175	(1,861)	103
Other current liabilities	(655)	(1,633)	(3,396)
Operating lease liabilities	(12,328)	(18,290)	(23,264)
Other non-current liabilities	(555)	(3,633)	2,166
Income tax receivable/payable	(25)	5,553	(5,578)
Other	563	(23)	(815)
Net cash provided by operating activities	15,433	14,056	40,272
Investing activities:
Capital expenditures:
New restaurant development	—	—	(1,863)
Restaurant remodeling	(8,760)	(2,380)	(1,103)
Other restaurant capital expenditures	(7,820)	(14,732)	(11,270)
Corporate and restaurant information systems	(2,849)	(2,416)	(4,133)
Total capital expenditures	(19,429)	(19,528)	(18,369)
Proceeds received from sale of Taco Cabana	—	74,910	—
Proceeds from disposals of properties	—	1,307	9,559
Proceeds from sale-leaseback transactions	—	3,083	17,222
Proceeds from insurance recoveries	312	—	—
Net cash (used in) provided by investing activities	(19,117)	59,772	8,412
Financing activities:
Borrowings on revolving credit facility	—	—	154,143
Repayments on revolving credit facility	—	—	(229,143)
Borrowings of unsecured debt	—	—	15,000
Repayments of unsecured debt	—	—	(15,000)
Borrowings of secured debt	—	—	73,500
Repayment of secured debt	—	(75,000)	—
Principal payments on finance leases	(68)	(219)	(237)
Financing costs associated with debt	—	—	(3,013)
Premium and other costs related to extinguishment of debt	—	(2,238)	—
Tax withholdings related to net share settlements	(182)	—	—
Payments to purchase treasury stock	(902)	(9,356)	(3,728)
Net cash used in financing activities	(1,152)	(86,813)	(8,478)
Net change in cash and restricted cash	(4,836)	(12,985)	40,206
Cash and restricted cash, beginning of period	40,634	53,362	13,089
Cash and restricted cash of discontinued operations, beginning of period	—	257	324
Cash and restricted cash of discontinued operations, end of period	—	—	(257)
Cash and restricted cash, end of period	$35,798	$40,634	$53,362
The accompanying notes are an integral part of these consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises Pollo Tropical restaurants through its wholly-owned subsidiaries Pollo Operations, Inc., and Pollo Franchise, Inc., (collectively "Pollo Tropical"). Fiesta owned, operated and franchised Taco Cabana restaurants through its wholly-owned subsidiary, Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana") through August 15, 2021. Unless the context otherwise requires, Fiesta and its subsidiaries are collectively referred to as the "Company." At January 1, 2023, the Company owned and operated 137 Pollo Tropical® restaurants located in Florida and franchised a total of 32 Pollo Tropical restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, two in Panama, one in Guyana, two in Ecuador, one in the Bahamas, and six on college campuses in Florida, and locations at one hospital and two sports and entertainment stadium in Florida.
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
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2023 and January 2, 2022 each contained 52 weeks. The fiscal year ended January 3, 2021 contained 53 weeks.
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
Concentrations of Risk. Food and supplies are ordered from approved suppliers and are shipped to the restaurants via distributors. Performance Food Group, Inc. is the primary distributor of food and beverage products and supplies for Pollo Tropical. In the years ended January 1, 2023 and January 2, 2022, Performance Food Group, Inc. accounted for approximately 97% and 96%, respectively, of the food and supplies delivered to restaurants. The Company's limited distributor relationships could have an adverse effect on the Company's operations.
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
•Term Loan Borrowings. The fair value of outstanding term loan borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. There were no outstanding term loan borrowings as of January 1, 2023 and January 2, 2022 as the Company fully repaid the outstanding term loan borrowings on August 16, 2021.
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
Recent Accounting Pronouncements. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020, through December 31, 2022. As of January 1, 2023, the Company's only exposure to LIBOR rates was the undrawn $10.0 million revolving credit facility under its senior credit facility. Upon cessation of the LIBOR, the senior credit facility would use a benchmark replacement rate. According to ASU No. 2020-04, modifications of contracts within the scope of Topic 470 Debt should be accounted for by prospectively adjusting the effective interest rate. The Company does not expect ASU No. 2020-04 to have a significant impact on its financial statements.

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
The Company filed an insurance claim for winter storm damages in Texas that occurred in the first quarter of 2021 and retained the right to receive the insurance claim proceeds. The Company recognized $1.0 million and $0.9 million of insurance proceeds within income (loss) from discontinued operations, net of tax, in the years ended January 1, 2023 and January 2, 2022, respectively. The Company expects to recognize any additional proceeds when the claim is ultimately resolved.

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
During the year ended January 1, 2023, income from discontinued operations, net of tax, of $1.1 million was primarily due to insurance proceeds received and a reduction of stock-based compensation of $(0.1) million, partially offset by workers compensation and general liability claims. A summary of the results of the discontinued operations for the years ended January 2, 2022 and January 3, 2021 is as follows:

	Year Ended
	January 2, 2022	January 3, 2021
Major classes of line items constituting pretax loss of discontinued operations:
Revenues:
Total revenues	$152,339	$239,445
Costs and expenses:
Cost of sales	43,480	70,433
Restaurant wages and related expenses (including stock-based compensation expense of $172 and $127, respectively)	48,399	74,817
Restaurant rent expense	12,995	22,588
Other restaurant operating expenses	24,814	34,357
General and administrative (including stock-based compensation expense of $1,688 and $603, respectively)	11,442	13,229
Depreciation and amortization	7,799	16,197
Pre-opening costs	—	69
Other income and expense items that are not major	3,935	10,133
Total operating expenses	152,864	241,823
Loss from operations	(525)	(2,378)
Interest expense	4,678	4,464
Gain on sale of Taco Cabana	(24,979)	—
Loss on extinguishment of debt	5,307	1,241
Income (loss) from discontinued operations before income taxes	14,469	(8,083)
Benefit from income taxes	(3,986)	(1,258)
Income (loss) from discontinued operations, net of tax	$18,455	$(6,825)

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of significant investing activity and non-cash operating, investing, and financing activity of the discontinued operations from the consolidated statements of cash flows is as follows:

	Year Ended
	January 2, 2022	January 3, 2021
Non-cash operating activities:
Loss (gain) on disposals of property and equipment, net	$(217)	$(551)
Stock-based compensation	1,860	730
Impairment and other lease charges	132	1,116
Loss on extinguishment of debt	5,307	1,241
Gain on sale of Taco Cabana	(24,979)	—
Depreciation and amortization	7,799	16,197

Investing activities:
Capital expenditures:
New restaurant development	$—	$(854)
Restaurant remodeling	(1,283)	(745)
Other restaurant capital expenditures	(5,050)	(4,728)
Corporate and restaurant information systems	(169)	(1,559)
Total capital expenditures	(6,502)	(7,886)
Proceeds received from sale of Taco Cabana	74,910	—
Proceeds from disposals of properties	1,307	4,305
Proceeds from sale-leaseback transactions	3,083	3,966
Net cash provided by investing activities – discontinued operations	$72,798	$385

Supplemental cash flow disclosures:
Interest paid on long-term debt (including capitalized interest of $0 and $57, respectively)	$4,338	$4,001

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$—	$1,027
Accruals for financing costs associated with debt amendment	—	277
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	5,156	18,466
Finance lease ROU assets	—	33
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	2,695	953
Operating lease liabilities	3,443	1,217

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, consist of the following:

	January 1, 2023	January 2, 2022
Prepaid contract expenses	$4,471	$4,462
Other	1,210	1,244
	$5,681	$5,706

4. Property and Equipment
Property and equipment consisted of the following:

	January 1, 2023	January 2, 2022
Leasehold improvements (1)	$135,805	$132,641
Equipment	119,029	117,652
Assets subject to finance leases	850	850
	255,684	251,143
Less accumulated depreciation and amortization	(168,578)	(161,259)
	$87,106	$89,884
(1)    Leasehold improvements include the cost of new buildings constructed on leased land.
Assets subject to finance leases primarily pertain to buildings leased for certain restaurant locations and fleet vehicles, and had accumulated amortization at January 1, 2023 and January 2, 2022 of $0.6 million and $0.6 million, respectively.
Depreciation and amortization expense for property and equipment for the years ended January 1, 2023, January 2, 2022 and January 3, 2021 was $20.1 million, $20.6 million and $22.0 million, respectively.

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
There were no changes in goodwill or goodwill impairment losses recorded for the Pollo Tropical reporting unit during the years ended January 1, 2023, January 2, 2022 and January 3, 2021.
The Company's annual goodwill impairment assessments as of January 1, 2023, January 2, 2022 and January 3, 2021 were performed using a qualitative assessment, which included examining key events and circumstances affecting fair value and indicated that it is more likely than not that the Pollo Tropical reporting unit's fair value is greater than its carrying value.
A summary of changes in goodwill during the years ended January 1, 2023, January 2, 2022 and January 3, 2021 is as follows:

	January 1, 2023	January 2, 2022	January 3, 2021
Goodwill, gross	$56,307	$56,307	$56,307
Accumulated impairment losses	—	—	—
Goodwill	$56,307	$56,307	$56,307

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
A summary of impairment of long-lived assets, which also includes right-of-use asset impairment, and other lease charges (recoveries) is as follows:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Impairment of long-lived assets	$2,288	$2,095	$7,318
Other lease charges (recoveries)	(874)	(557)	705
	$1,414	$1,538	$8,023
The Company closed one Pollo Tropical restaurant as a result of a lease termination in 2022. Additionally, the Company closed one Pollo Tropical restaurant as a result of a lease termination, one Pollo Tropical restaurant as the result of the sale of a property and two Pollo Tropical restaurants as a result of a limited restaurant portfolio review in 2020.
Impairment charges in 2022 were related primarily to eight underperforming Pollo Tropical restaurants, one of which closed in the fourth quarter of 2022, for which continued performance declines resulted in a decrease in the estimated future cash flows. Other lease charges (recoveries) consist of net gains from lease terminations and a lease term reassessment.
Impairment charges in 2021 were related primarily to five underperforming Pollo Tropical restaurants for which continued sales declines coupled with the impact of expected sales declines resulted in a decrease in the estimated future cash flows and impairment of equipment from previously closed restaurants. Other lease charges (recoveries) consist of net gains from lease terminations.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. In addition, for those restaurants reviewed for impairment where the Company owns the land and building, the Company utilized third-party information such as a broker quoted value to determine the fair value of the property. The Company also utilized discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilized current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the years ended January 1, 2023 and January 2, 2022 totaled $1.7 million and $0.4 million, respectively.

7. Other Liabilities
Other current liabilities consist of the following:

	January 1, 2023	January 2, 2022
Operating lease liabilities	$10,496	$10,381
Accrued workers' compensation and general liability claims	2,623	3,083
Sales and property taxes	981	921
Other	3,580	3,647
	$17,680	$18,032
Other non-current liabilities consist of the following:

	January 1, 2023	January 2, 2022
Accrued workers' compensation and general liability claims	6,000	6,432
Deferred compensation	273	320
Other	935	1,011
	$7,208	$7,763

8. Leases
The Company utilizes land and buildings in its operations under various operating and finance lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for 20 years and, in many cases, provide for renewal options and in most cases rent escalations. As of January 1, 2023, the Company's leases have remaining lease terms of 0.5 years to 18.0 years. Some of the Company's leases include options to extend the lease for up to 30 additional years. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities. Variable lease payments included in rent expense consist of such contingent rent, certain rent payments based on changes in an index and certain occupancy related costs, such as variable common area maintenance expense and property taxes. The Company is not subject to residual value guarantees under any of the lease agreements. Many of the Company's real estate leases contain usage restrictions, but its leases do not contain financial covenants and restrictions.
During the year ended January 3, 2021, the Company completed five sale-leaseback transactions with third parties. The sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The net proceeds of the sales were $13.3 million which resulted in a net gain of $2.7 million which is included within other expense (income), net, on the consolidated statement of operations. The leases have initial terms of 20 years plus renewal options and have been accounted for as operating leases.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Lease expense consisted of the following:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Operating lease cost	$25,946	$26,375	$26,026

Finance lease costs:
Amortization of right-of-use assets	$80	$102	98
Interest on lease liabilities	87	120	136
Total finance lease costs	$167	$222	$234

Variable lease costs	$7,634	$7,320	6,999
Sublease income	(6,523)	(6,092)	(4,853)
Total lease costs	$27,224	$27,825	$28,406
Supplemental balance sheet information related to leases is as follows:

	January 1, 2023	January 2, 2022
Operating Leases
Operating lease right-of-use assets	$146,681	$154,127

Other current liabilities	$10,496	$10,381
Operating lease liabilities	155,355	163,270
Total operating lease liabilities	$165,851	$173,651

Finance Leases
Property and equipment, gross	$850	$850
Accumulated amortization	(630)	(551)
Property and equipment, net	$220	$299

Current portion of long-term debt	$62	$63
Long-term debt, net of current portion	367	438
Total finance lease liabilities	$429	$501

Weighted Average Remaining Lease Term (in Years)
Operating leases	11.2	12.1
Finance leases	5.8	6.4

Weighted Average Discount Rate
Operating leases	7.74%	7.71%
Finance leases	19.51%	18.73%

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Supplemental cash flow information related to leases is as follows:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25,195	$25,333	$26,078
Operating cash flows for finance leases	87	120	136
Financing cash flows for finance leases	68	80	60

Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	9,090	4,975	19,150

Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	3,480	2,761	1,773
Operating lease liabilities	4,593	3,451	1,971
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2023	$22,845	$141
2024	24,185	113
2025	23,525	117
2026	22,640	117
2027	21,530	122
Thereafter	140,391	122
Total lease payments	255,116	732
Less amount representing interest	(89,265)	(303)
Total discounted lease liabilities	165,851	429
Less current portion	(10,496)	(62)
Long-term portion of lease liabilities	$155,355	$367

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company subleases land and buildings related to closed restaurant locations under various operating sublease agreements. Initial sublease terms are generally for the period of time remaining on the head lease term and, in some cases, subleases provide for renewal options and in most cases rent escalations. As of January 1, 2023, the Company's subleases have remaining sublease terms of 0.5 years to 14.5 years. Some of the Company's subleases include options to extend the lease for up to 25 years. Variable lease payments included in sublease income consist of certain occupancy related costs, such as variable common area maintenance expense and property taxes where the Company makes the real estate payment and is reimbursed by the lessee. The sublease agreements do not include residual value guarantees. Consistent with the Company's real estate leases, many of the subleases contain usage restrictions, but its subleases do not contain financial covenants and restrictions.
The undiscounted cash flows to be received under operating subleases were as follows:

Operating Leases
2023	$6,308
2024	6,365
2025	6,536
2026	6,737
2027	6,868
Thereafter	41,805
Total	$74,619

9. Long-Term Debt
Long-term debt at January 1, 2023 and January 2, 2022 consisted of the following:

	January 1, 2023	January 2, 2022
Finance leases	$429	$501
Less: current portion of long-term debt	(62)	(63)
	$367	$438
Senior Credit Facility. On November 23, 2020, the Company terminated its former senior secured revolving credit facility, referred to as the "former senior credit facility," and entered into a new senior secured credit facility among the Company and the lenders, which is referred to as the "senior credit facility." The senior credit facility is comprised of a term loan facility (the "term loan facility") of $75.0 million and a revolving credit facility (the "revolving credit facility") of up to $10.0 million and matures on November 23, 2025. The senior credit facility also provides for potential incremental term loan borrowing increases of up to $37.5 million in the aggregate, subject to, among other items, compliance with a minimum Total Leverage Ratio and other terms specified in the senior credit facility. As required by the terms of the senior credit facility, the proceeds from the sale of Taco Cabana were used to fully repay the outstanding term loan borrowings on August 16, 2021. The early repayment was subject to a 103% loan prepayment premium. On January 1, 2023, there were no borrowings under the revolving credit facility.
The senior credit facility provides that the Company must maintain minimum Liquidity (as defined in the senior credit facility) of $20.0 million (the "Liquidity Threshold") until January 3, 2022. The senior credit facility also provides that the Company is not required to be in compliance with the Total Leverage Ratio under the senior credit facility until January 3, 2022 or the date in which Liquidity is less than the Liquidity Threshold. The Company will be permitted to exercise equity cure rights with respect to compliance with the Total Leverage Ratio subject to certain restrictions as set forth in the senior credit facility.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Borrowings under the senior credit facility bear interest at a rate per annum, at the Company's option, equal to either (all terms as defined in the senior credit facility):
1)    the Base Rate plus the Applicable Margin of 6.75% with a minimum Base Rate of 2.00%, or
2)    the LIBOR (or Benchmark Replacement) Rate plus the Applicable Margin of 7.75%, with a minimum LIBOR (or Benchmark Replacement) Rate of 1.00%.
In addition, the senior credit facility requires the Company to pay a commitment fee of 0.50% per annum on the daily amount of the unused portion of the revolving credit facility.
The outstanding borrowings under the revolving credit facility are prepayable without penalty or premium (other than customary breakage costs). The outstanding borrowings under the term loan facility were voluntarily prepayable by the Company, and the senior credit facility required that proceeds received when certain prepayment events (as defined in the senior credit facility) occurred must be used to reduce the outstanding revolver and term loan borrowings under the senior credit facility. Voluntary and mandatory prepayments of the term loan facility were subject to payment of an Applicable Premium as defined under the senior credit facility.
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
The senior credit facility contains certain covenants, including, without limitation, those limiting the Company's ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in any material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends.
The Company's obligations under the senior credit facility are secured by all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
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
As of January 1, 2023, the Company was in compliance with the financial covenants under its senior credit facility. At January 1, 2023, $10.0 million was available for borrowing under the revolving credit facility.
At January 1, 2023, there were no principal payments required on borrowings under the senior credit facility over each of the next five years.
Interest expense on the Company's long-term debt was $0.2 million, $4.9 million and $4.7 million for the years ended January 1, 2023, January 2, 2022 and January 3, 2021, respectively. For the years ended January 2, 2022 and January 3, 2021, $4.7 million and $4.5 million, respectively, was included in income (loss) from discontinued operations.
For the years ended January 2, 2022 and January 3, 2021, the Company recognized a loss on extinguishment of debt totaling $5.3 million and $1.2 million, respectively, for unamortized deferred financing costs related to the capacity reduction and termination of the term loan under its senior credit facility and its former senior credit facility, which is included in income (loss) from discontinued operations for the years ended January 2, 2022 and January 3, 2021.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

10. Income Taxes
The Company's income tax provision (benefit) was comprised of the following:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Current:
Federal	$3,568	$1,365	$(8,092)
Foreign	257	362	278
State	273	(42)	137
	4,098	1,685	(7,677)
Deferred:
Federal	(5,641)	(318)	2,259
State	(242)	(2,275)	(582)
Valuation allowance	2,753	1,991	(1,044)
	(3,130)	(602)	633
	$968	$1,083	$(7,044)
Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities at January 1, 2023 and January 2, 2022 were as follows:

	January 1, 2023	January 2, 2022
Deferred income tax assets:
Accrued vacation benefits	$473	$544
Incentive compensation	1,124	1,206
Other accruals	2,228	2,115
Capital loss carryfoward	7,830	9,023
Operating lease liabilities	41,877	43,825
Property and equipment depreciation	3,405	—
Occupancy costs	21	31
Tax credit carryforwards	1,661	1,204
Federal net operating loss	2,376	872
Other	1,984	1,430
Gross deferred income tax assets	62,979	60,250
Deferred income tax liabilities:
Right-of-use operating lease assets	(36,562)	(38,418)
Property and equipment depreciation	—	(167)
Amortization of other intangibles, net	(52)	(52)
Cloud-based software deferred costs	(448)	(1,127)
Other	(322)	(287)
Gross deferred income tax liabilities	(37,384)	(40,051)
Less: Valuation allowance	(25,797)	(20,428)
Net deferred income tax liabilities	$(202)	$(229)
The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred income tax assets are probable of realization on a quarterly basis. In performing this analysis, the

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Company considers all available positive and negative evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and, when appropriate, estimated future taxable income exclusive of reversing temporary differences and carryforwards. In 2019, the Company determined that it was more likely than not that its deferred tax assets would not be fully realized in future periods and established a valuation allowance against federal and state deferred tax assets. At January 1, 2023 and January 2, 2022, the Company had a valuation allowance of $25.8 million and $20.4 million, respectively, against deferred income tax assets where it was determined to be more likely than not that the deferred income tax assets will not be realized through the reversal of existing deferred tax liabilities. The valuation allowance increased $5.4 million in 2022, of which $6.6 million is recorded in continuing operations related to changes in the Company's deferred tax assets and liabilities and a decrease of $1.2 million is recorded in discontinued operations primarily related to adjustments to the capital loss carryforward resulting from the sale of Taco Cabana that the Company does not expect to realize. The valuation allowance increased $10.3 million in 2021 of which $1.2 million is recorded in continuing operations related to changes in the Company's deferred tax assets and liabilities and $9.0 million is recorded in discontinued operations primarily related to the capital loss carryforward resulting from the sale of Taco Cabana that the Company does not expect to realize. The Company's 2021 income tax provision also includes $0.7 million from changes in tax laws and rates and changes in judgement about the realization of deferred tax assets. The Company's ability to utilize deferred income tax assets and estimate future taxable income for federal and state purposes can significantly change based on future events and operating results.
The Company has deferred tax benefits of $1.2 million related to federal employment tax credits which, if unutilized after various times beginning in 2038, will have a reduced value of $0.3 million. The Company also has a deferred tax benefit of $1.3 million (for which a valuation allowance has been established) related to a Florida net operating loss carryforward that has no expiration date. The Company has a federal net operating loss carryforward of $11.3 million that does not expire. In addition, the Company has federal capital loss carryforwards of $37.3 million, which will expire in 2026 (for which a valuation allowance has been established).
The Company's effective tax rate was (6.6)%, (15.5)%, and 67.5% for the years ended January 1, 2023, January 2, 2022 and January 3, 2021, respectively. A reconciliation of the statutory federal income tax provision (benefit) to the effective tax provision (benefit) was as follows:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Statutory federal income tax provision (benefit)	$(3,086)	$(1,471)	$(2,190)
State income taxes, net of federal benefit	(216)	(617)	(351)
Change in valuation allowance	2,753	1,991	(1,044)
Change in federal income tax rate and tax methods	—	—	(3,846)
Change in state income tax rate	—	(1,092)	—
Net share-based compensation-tax benefit deficiencies	487	70	276
Unrecognized tax benefits	—	731	—
Loss on transfer of assets	—	1,012	—
Non-deductible expenses	371	113	122
Foreign taxes	257	362	278
Employment tax credits	(253)	63	(158)
Foreign tax credits/deductions	(54)	(338)	(241)
Other	709	259	110
	$968	$1,083	$(7,044)

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
Unrecognized Tax Benefits. The Company is currently under examination by the Internal Revenue Service for the tax years 2013–2019. It is not currently under examination by any other taxing jurisdictions. The tax years 2013–2021 remain open to examination by the taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
A reconciliation of the changes in the gross balance of unrecognized tax benefits was as follows:

	Year Ended
	January 1, 2023	January 2, 2022
Balance, beginning of period	$1,958	$—
Increases related to tax positions taken during the current year	—	—
Increases (Decrease) related to tax positions taken during the prior year	(36)	1,958
Decreases related to settlements with taxing authorities	—	—
Decreases related to lapse of applicable statute of limitations	—	—
Balance, end of period	$1,922	$1,958
As of January 1, 2023, the total amount of unrecognized tax benefits that, if recognized, would reduce the effective tax rate, is $1.7 million after considering the federal impact of state income taxes.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The Company recognized an expense of $0.1 million related to interest and penalties for uncertain tax positions for the year ended January 2, 2022. The Company had no interest and penalties for uncertain tax positions for the year ended January 3, 2021. As of January 1, 2023 and January 2, 2022, the Company had accrued interest and penalties related to uncertain tax positions of $0.1 million included within other current liabilities on the consolidated balance sheet.

11. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. Under the share repurchase program, the Company repurchased 14,746 shares of common stock valued at approximately $0.2 million and 854,297 shares of common stock valued at approximately $9.4 million during the years ended January 1, 2023 and January 2, 2022, respectively. Additionally, as a result of net share settlement to satisfy the minimum statutory tax withholding requirements for certain employees, the Company repurchased 104,101 shares of common stock valued at approximately $0.7 million during the year ended January 1, 2023. The repurchased shares are held as treasury stock at cost.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Stock-Based Compensation
On April 28, 2021, the stockholders of the Company approved the Fiesta Restaurant Group, Inc. 2021 Stock Incentive Plan (the "2021 Plan") in order to be able to compensate its employees and directors by issuing stock options, stock appreciation rights, or stock awards to them under this plan. The aggregate number of shares of stock authorized for grants or awards under the 2021 Plan is 1,744,039 shares, which is comprised of an original authorization of 2,000,000 shares reduced for shares granted under the 2012 Plan subsequent to March 1, 2021. Additionally, any shares of stock granted under the 2012 Plan that are cancelled, forfeited, terminated or settled in cash become available for grants or awards under the 2021 Plan unless the awards are tendered, cancelled, forfeited, withheld or terminated in order to pay the exercise price, purchase price or any taxes or tax withholdings. As of January 1, 2023, there were 1,248,717 shares available for future grants or awards under the 2021 Plan.
During the year ended January 1, 2023, the Company granted certain employees a total of 227,781 non-vested restricted shares under the 2021 Plan that vest and become non-forfeitable over a four-year vesting period. Additionally, during the year ended January 1, 2023, the Company granted certain employees a total of 185,000 non-vested restricted shares under the 2021 Plan that vest and become non-forfeitable over a one-year vesting period. During the years ended January 2, 2022 and January 3, 2021, the Company granted certain employees in the aggregate 153,998 and 422,446 non-vested restricted shares, respectively, under the 2012 Plan. Shares granted to employees during the years ended January 2, 2022 and January 3, 2021 vest and become non-forfeitable over a four-year vesting period. Additionally, during the year ended January 3, 2021, the Company granted certain employees 366,445 non-vested restricted shares that fully vest and become non-forfeitable after two years. The weighted average fair value at the grant date for restricted non-vested shares issued during the years ended January 1, 2023, January 2, 2022 and January 3, 2021 was $9.23 per share, $17.43 per share and $9.33 per share, respectively.
During the year ended January 1, 2023, the Company granted non-employee directors 80,268 non-vested restricted shares under the 2021 Plan. During the years ended January 2, 2022 and January 3, 2021, the Company granted non-employee directors 37,874 and 79,260 non-vested restricted shares, respectively, under the 2012 Plan. The weighted average fair value at the grant date for restricted non-vested shares issued to directors during the years ended January 1, 2023, January 2, 2022 and January 3, 2021 was $6.79 per share, $14.39 per share and $8.16 per share, respectively. These shares vest and become non-forfeitable over a one-year vesting period, or for certain grants to new directors, over a five-year vesting period.
During the year ended January 1, 2023, the Company also granted certain employees a total of 107,539 restricted stock units under the 2021 Plan subject to performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three-year vesting period. The number of shares into which these restricted stock units convert is based on the attainment of certain financial performance conditions and ranges from no shares, if the minimum performance condition is not met, to 215,078 shares if the maximum performance condition is met. The weighted average fair value at grant date for the restricted stock units granted during the year ended January 1, 2023 was $9.02 per share. During the year ended January 1, 2023, 41,436 shares vested as a result of the departure of the former Chief Executive Officer.
During the year ended January 2, 2022, the Company granted certain employees a total of 64,089 restricted stock units under the 2012 Plan subject to performance conditions, of which 4,619 restricted stock units related to discontinued operations. The restricted stock units vest and become non-forfeitable at the end of a three-year vesting period. The number of shares into which these restricted stock units convert is based on the attainment of certain financial performance conditions and ranges from no shares, if the minimum performance condition is not met, to 128,178 shares if the maximum performance condition is met. The weighted average fair value at grant date for the restricted stock units granted during the year ended January 2, 2022 was $17.43 per share. During the year ended January 1, 2023, 21,443 shares vested as a result of the departure of the former Chief Executive Officer.
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable requisite service period of the award (the vesting period) using the straight-line method, or for restricted stock units subject to market performance conditions using the accelerated method. Forfeitures are recognized as they occur. Stock-based compensation expense from continuing operations for the years ended January 1, 2023, January 2, 2022 and January 3, 2021 was $6.1 million, $4.2 million and $2.8 million, respectively. Stock-based compensation expense from discontinued operations for the years ended January 1, 2023, January 2, 2022 and January 3, 2021 was $(0.1) million, $1.9 million and $0.7 million, respectively. As of January 1, 2023, the total unrecognized stock-based compensation expense related to non-vested shares and restricted stock units was approximately $3.4 million. At January 1, 2023, the remaining weighted average vesting period for non-vested restricted shares was 1.4 years and restricted stock units was 1.8 years.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of all non-vested restricted shares and restricted stock units activity for the year ended January 1, 2023 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	769,018	$11.19	64,175	$17.45
Granted	493,049	8.83	107,539	9.02
Vested/Released	(558,012)	10.89	(62,879)	11.89
Forfeited	(86,308)	10.97	(5,021)	17.43
Outstanding at January 1, 2023	617,747	$9.61	103,814	$12.09
The fair value of the non-vested restricted shares and all other restricted stock units is based on the closing price on the date of grant.
The fair value of the shares vested and released during the years ended January 1, 2023, January 2, 2022 and January 3, 2021 was $4.5 million, $5.4 million and $1.2 million, respectively.
During the year ended January 1, 2023, 558,012 non-vested restricted shares and 62,879 shares subject to previously granted restricted stock units vested. A portion of these vested stock awards were net share settled. Based upon the Company's closing stock price on the vesting date, the Company withheld 104,101 shares related to previously non-vested restricted shares and 24,744 shares related to restricted stock units to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $0.9 million for the year ended January 1, 2023 and are reflected as a financing activity within the consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of previously non-vested shares and restricted stock units. The payments related to the non-vested restricted shares were treated as share repurchases and recorded as an addition to treasury stock. The payments related to restricted stock units had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

For the years ended January 1, 2023, January 2, 2022 and January 3, 2021, all restricted stock units outstanding were excluded from the computation of diluted earnings per share because including restricted stock units would have been antidilutive as a result of the loss from continuing operations in the period.
The computation of basic and diluted EPS is as follows:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Basic and diluted EPS:
Loss from continuing operations	$(15,661)	$(8,085)	$(3,386)
Income (loss) from discontinued operations	1,102	18,455	(6,825)
Net (loss) income	$(14,559)	$10,370	$(10,211)
Less: income allocated to participating securities	—	345	—
Net (loss) income available to common stockholders	$(14,559)	$10,025	$(10,211)
Weighted average common shares—basic	24,965,505	25,356,339	25,341,415
Restricted stock units	—	—	—
Weighted average common shares—diluted	24,965,505	25,356,339	25,341,415

Earnings (loss) from continuing operations per common share—basic	$(0.62)	$(0.31)	$(0.13)
Earnings (loss) from discontinued operations per common share—basic	0.04	0.71	(0.27)
Earnings (loss) per common share—basic	$(0.58)	$0.40	$(0.40)

Earnings (loss) from continuing operations per common share—diluted	$(0.62)	$(0.31)	$(0.13)
Earnings (loss) from discontinued operations per common share—diluted	0.04	0.71	(0.27)
Earnings (loss) per common share—diluted	$(0.58)	$0.40	$(0.40)

13. Related Party Transactions
The Company engaged Jefferies LLC ("Jefferies"), an affiliate of one of the current members of Fiesta's board of directors, and a subsidiary of Jefferies Financial Group, Inc, a holder of more than 20 percent of the total outstanding shares of Fiesta in connection with a refinancing of the Company's former amended senior credit facility in 2020 and other advisory services including services related to the sale of Taco Cabana. The Company paid fees of $1.7 million to Jefferies and reimbursed Jefferies for reasonable out of pocket and ancillary expenses of less than $0.1 million when the refinancing was completed in 2020. The Company paid Jefferies a transaction fee of $2.0 million upon the sale of Taco Cabana in the third quarter of 2021. As of January 1, 2023 and January 2, 2022, there were no amounts due to the related party recognized on the consolidated balance sheets.

FIESTA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

14. Supplemental Cash Flow Information
The following table details supplemental cash flow information and disclosures of non-cash investing and financing activities:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Supplemental cash flow disclosures:
Interest paid on long-term debt	$192	$220	$309
Income tax payments (refunds), net	411	(6,180)	(2,073)

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$2,892	$2,860	$325

Cash and restricted cash reconciliation:
Cash	$32,167	$36,797	$49,778
Restricted cash	3,631	3,837	3,584
Cash and restricted cash, end of year	$35,798	40,634	$53,362

15. Commitments and Contingencies
Lease Assignments. Pollo Tropical assigned two leases to third parties on properties where it no longer operates with lease terms expiring in 2033 and 2036. Although the assignees are responsible for making the payments required by the leases, the Company is a guarantor under the leases.
The maximum potential liability for future rental payments that the Company could be required to make under these leases at January 1, 2023, was $4.4 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
Indemnity of Lease Guarantees. As discussed in Note 2—Dispositions, Taco Cabana, Inc., a former wholly-owned subsidiary of the Company, was sold in the third quarter of 2021 to YTC Enterprises through a stock purchase agreement. The Company's previous owners, Carrols remains a guarantor under 12 Taco Cabana restaurant property leases with lease terms expiring on various dates through 2030, all of which are still operating as of January 1, 2023. The Company has indemnified Carrols for all obligations under the guarantees per the terms of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta. The Company remains liable for all obligations under the terms of the leases in the event YTC Enterprises fails to pay any sums due under the lease, subject to indemnification provisions under the stock purchase agreement.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at January 1, 2023 was $7.0 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. YTC Enterprises has indemnified the Company for all such obligations and the Company does not believe it is probable it will be required to perform under any of the guarantees or direct obligations.

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
During the year ended January 1, 2023, the Company recognized legal settlement proceeds of approximately $1.3 million before legal fees within other expense (income), net, in the consolidated statement of operations.

16. Retirement Plans
Fiesta offers certain of the Company's salaried employees the option to participate in the Fiesta Corporation Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Fiesta may elect to contribute to the Retirement Plan on an annual basis. Contributions made by Fiesta to the Retirement Plan for the Company's employees are made after the end of each plan year. For 2022 and 2021, Fiesta's discretionary annual contribution is equal to 50% of the employee's contribution up to the first 6% of eligible compensation for a maximum Fiesta contribution of 3% of eligible compensation per participating employee. Under the Retirement Plan, Fiesta contributions prior to and after 2020 begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. For 2020, Fiesta's discretionary contribution is equal to 100% of the first 3% of eligible compensation plus 50% of the next 2% of eligible compensation through the second quarter of 2020. On July 1, 2020, the Company suspended its employer matching contribution through the end of the year as a result of the COVID-19 Pandemic. Fiesta contributions for 2020 vested immediately. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Retirement Plan employer matching expense for each of the years ended January 1, 2023, January 2, 2022 and January 3, 2021 was $0.2 million.
Fiesta also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as "highly compensated" employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At January 1, 2023, and January 2, 2022, a total of $0.3 million for each period was deferred by the Company's employees under the Deferred Compensation Plan, including accrued interest.

FIESTA RESTAURANT GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands of dollars)

Amounts and disclosures within this schedule relate to the Company's continuing operations.

	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deduction	Balance at end of period
Year ended January 1, 2023:
Deferred income tax valuation allowance	$20,428	$5,369	$—	$—	$25,797
Year ended January 2, 2022:
Deferred income tax valuation allowance	10,161	10,267	—	—	20,428
Year ended January 3, 2021:
Deferred income tax valuation allowance	9,902	259	—	—	10,161

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 2nd day of March 2023.

FIESTA RESTAURANT GROUP, INC.

Date:	March 2, 2023	/s/ DIRK MONTGOMERY
(Signature)
Dirk Montgomery Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STACEY RAUCH	Director and Chairman of the Board of Directors	March 2, 2023
Stacey Rauch
/s/ DIRK MONTGOMERY	Interim Chief Executive Officer and Treasurer	March 2, 2023
Dirk Montgomery
/s/ TYLER YOESTING	Acting Chief Financial Officer, Vice President, Corporate Controller and Chief Accounting Officer	March 2, 2023
Tyler Yoesting
/s/ NICHOLAS DARAVIRAS	Director	March 2, 2023
Nicholas Daraviras
/s/ STEPHEN P. ELKER	Director	March 2, 2023
Stephen P. Elker
/s/ NICHOLAS P. SHEPHERD	Director	March 2, 2023
Nicholas P. Shepherd
/s/ PAUL E. TWOHIG	Director	March 2, 2023
Paul E. Twohig
/s/ SHERRILL KAPLAN	Director	March 2, 2023
Sherrill Kaplan
/s/ ANDREW RECHTSCHAFFEN	Director	March 2, 2023
Andrew Rechtschaffen
/s/ NIRMAL K. TRIPATHY	Director	March 2, 2023
Nirmal K. Tripathy