Form 10-Q
period 2023-04-02
Fiesta Restaurant Group, Inc.
filed 2023-05-10
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2023, Fiesta Restaurant Group, Inc. had 26,063,987 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED APRIL 2, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 2, 2023	January 1, 2023
ASSETS
Current assets:
Cash	$30,067	$32,167
Restricted cash	3,631	3,631
Accounts receivable	7,198	5,270
Inventories	1,898	1,962
Prepaid rent	106	109
Income tax receivable	3,892	3,871
Prepaid expenses and other current assets	7,828	5,681
Total current assets	54,620	52,691
Property and equipment, net	86,280	87,106
Operating lease right-of-use assets	146,341	146,681
Goodwill	56,307	56,307
Other assets	5,505	5,906
Total assets	$349,053	$348,691
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$47	$62
Accounts payable	14,299	14,219
Accrued payroll, related taxes and benefits	6,451	6,536
Accrued real estate taxes	1,938	1,805
Other current liabilities	19,974	17,680
Total current liabilities	42,709	40,302
Long-term debt, net of current portion	360	367
Operating lease liabilities	155,382	155,355
Deferred tax liabilities	118	202
Other non-current liabilities	7,087	7,208
Total liabilities	205,656	203,434
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 29,096,014 and 28,890,688 shares issued, respectively, and 25,530,680 and 25,306,302 shares outstanding, respectively	285	282
Additional paid-in capital	189,124	188,528
Retained earnings (accumulated deficit)	(14,425)	(12,516)
Treasury stock, at cost; 3,030,413 and 2,966,639 shares, respectively	(31,587)	(31,037)
Total stockholders' equity	143,397	145,257
Total liabilities and stockholders' equity	$349,053	$348,691
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 2, 2023 AND APRIL 3, 2022
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
Revenues:
Restaurant sales	$103,064	$95,200
Franchise royalty revenues and fees	307	409
Total revenues	103,371	95,609
Costs and expenses:
Cost of sales	32,612	30,747
Restaurant wages and related expenses (including stock-based compensation expense of $4 and $7, respectively)	26,390	23,574
Restaurant rent expense	6,081	6,027
Other restaurant operating expenses	17,624	16,650
Advertising expense	3,196	2,864
General and administrative (including stock-based compensation expense of $595 and $623, respectively)	13,183	12,342
Depreciation and amortization	4,392	5,114
Impairment and other lease charges (recoveries)	2,256	(702)
Closed restaurant rent expense, net of sublease income	(284)	380
Other expense (income), net	15	51
Total operating expenses	105,465	97,047
Loss from operations	(2,094)	(1,438)
Interest expense	83	85
Loss from continuing operations before taxes	(2,177)	(1,523)
Benefit from income taxes	(33)	(222)
Loss from continuing operations	(2,144)	(1,301)
Income (loss) from discontinued operations, net of tax	235	(55)
Net loss	$(1,909)	$(1,356)
Earnings (loss) per common share:
Continuing operations – basic	$(0.09)	$(0.05)
Discontinued operations – basic	0.01	—
Basic	$(0.08)	$(0.05)

Continuing operations – diluted	$(0.09)	$(0.05)
Discontinued operations – diluted	0.01	—
Diluted	$(0.08)	$(0.05)

Weighted average common shares outstanding:
Basic	25,420,090	24,832,541
Diluted	25,420,090	24,832,541
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED APRIL 2, 2023 AND APRIL 3, 2022
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 2, 2022	24,829,002	$277	$182,686	$2,043	$(30,135)	$154,871
Stock-based compensation	—	—	549	—	—	549
Vesting of restricted shares	66,372	—	—	—	—	—
Purchase of treasury stock	(14,746)	—	—	—	(164)	(164)
Net loss	—	—	—	(1,356)	—	(1,356)
Balance at April 3, 2022	24,880,628	$277	$183,235	$687	$(30,299)	$153,900

Balance at January 1, 2023	25,306,302	$282	$188,528	$(12,516)	$(31,037)	$145,257
Stock-based compensation	—	—	599	—	—	599
Vesting of restricted shares	288,152	3	(3)	—	—	—
Purchase of treasury stock	(63,774)	—	—	—	(550)	(550)
Net loss	—	—	—	(1,909)	—	(1,909)
Balance at April 2, 2023	25,530,680	$285	$189,124	$(14,425)	$(31,587)	$143,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 2, 2023 AND APRIL 3, 2022
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
Operating activities:
Net loss	$(1,909)	$(1,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	599	549
Impairment and other lease charges (recoveries)	2,256	(702)
Depreciation and amortization	4,392	5,114
Amortization of deferred financing costs	20	20
Deferred income taxes	(84)	7
Changes in other operating assets and liabilities	(1,838)	294
Net cash provided by operating activities	3,436	3,926
Investing activities:
Capital expenditures:
Restaurant remodeling	(625)	(1,480)
Other restaurant capital expenditures	(3,473)	(1,904)
Corporate and restaurant information systems	(866)	(421)
Total capital expenditures	(4,964)	(3,805)
Proceeds from insurance recoveries	—	203
Net cash used in investing activities	(4,964)	(3,602)
Financing activities:
Principal payments on finance leases	(22)	(17)
Payments to purchase treasury stock	(550)	(164)
Net cash used in financing activities	(572)	(181)
Net change in cash and restricted cash	(2,100)	143
Cash and restricted cash, beginning of period	35,798	40,634
Cash and restricted cash, end of period	$33,698	$40,777
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises Pollo Tropical restaurants through its wholly-owned subsidiaries Pollo Operations, Inc. and Pollo Franchise, Inc. (collectively "Pollo Tropical"). Unless the context otherwise requires, Fiesta and its subsidiaries are collectively referred to as the "Company." At April 2, 2023, the Company owned and operated 137 Pollo Tropical® restaurants located in Florida and franchised a total of 30 Pollo Tropical restaurants. The franchised Pollo Tropical restaurants include 17 in Puerto Rico, two in Panama, one in Guyana, one in the Bahamas, six on college campuses in Florida, and locations at one hospital and two sports and entertainment stadiums in Florida. The Company operates its business as one operating and reportable segment.
Discontinued Operations. Fiesta owned, operated and franchised Taco Cabana restaurants through its wholly-owned subsidiary Taco Cabana, Inc. and its subsidiaries (collectively "Taco Cabana") through August 15, 2021. On August 16, 2021, the Company completed the sale of Taco Cabana. See Note 2—Dispositions. Unless otherwise noted, amounts and disclosures throughout these notes to the condensed consolidated financial statements relate to the Company's continuing operations.
Basis of Consolidation. The unaudited condensed consolidated financial statements presented herein reflect the consolidated financial position, results of operations and cash flows of Fiesta and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 1, 2023 contained 52 weeks. The three months ended April 2, 2023 and April 3, 2022 each contained thirteen weeks, respectively. The fiscal year ending December 31, 2023 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three months ended April 2, 2023 and April 3, 2022 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended April 2, 2023 and April 3, 2022 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2023 included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2023. The January 1, 2023 balance sheet data is derived from those audited financial statements.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

•Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current LIBOR rates. There were no outstanding revolving credit borrowings under the Company's senior credit facility as of April 2, 2023 and January 1, 2023.
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
The Company filed an insurance claim for winter storm damages in Texas that occurred in the first quarter of 2021 and retained the right to receive the insurance claim proceeds. In the first quarter of 2023, the Company executed a final settlement on the claim and recognized $0.4 million of insurance proceeds within income (loss) from discontinued operations, net of tax, in the three months ended April 2, 2023.
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
During the three months ended April 2, 2023, the Company recognized $0.4 million of income related to insurance proceeds for winter storm damages in Texas that occurred in the first quarter of 2021, and $0.2 million of expenses primarily related to workers' compensation claims within income (loss) from discontinued operations, net of tax, in the condensed consolidated statement of operations. During the three months ended April 3, 2022, the Company recognized $0.2 million of expenses primarily related to workers' compensation claims, and a reduction of stock-based compensation of $(0.1) million within loss from discontinued operations, net of tax, in the condensed consolidated statement of operations.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	April 2, 2023	January 1, 2023
Prepaid contract expenses	$3,757	$4,471
Prepaid insurance	3,190	442
Other	881	768
	$7,828	$5,681

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
A summary of impairment of long-lived assets and other lease charges (recoveries) is as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Impairment of long-lived assets	$1,402	$—
Other lease charges (recoveries)	854	(702)
	$2,256	$(702)
Impairment charges for the three months ended April 2, 2023 related primarily to impairment of assets from four underperforming Pollo Tropical restaurants, three of which were subsequently closed in the second quarter of 2023, for which continued performance declines resulted in a decrease in the estimated future cash flows. For the three months ended April 2, 2023, other lease charges (recoveries) consist of lease termination charges related to the reduction of the Company's corporate office space.
Other lease charges (recoveries) for the three months ended April 3, 2022 related primarily to gains from lease terminations.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company determines the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. The Company also utilizes discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilizes current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the three months ended April 2, 2023 totaled $1.5 million.
5. Other Liabilities
Other current liabilities consist of the following:

	April 2, 2023	January 1, 2023
Operating lease liabilities	$10,377	$10,496
Accrued workers' compensation and general liability claims	3,450	2,623
Sales and property taxes	1,754	981
Other	4,393	3,580
	$19,974	$17,680

Other non-current liabilities consist of the following:

	April 2, 2023	January 1, 2023
Accrued workers' compensation and general liability claims	$6,000	$6,000
Deferred compensation	223	273
Other	864	935
	$7,087	$7,208
6. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 14,746 shares of common stock valued at approximately $0.2 million during the three months ended April 3, 2022. As of April 2, 2023, 137,462 shares of common stock remain available for purchase under the share repurchase program. Additionally, as a result of net share settlement to satisfy the minimum statutory tax withholding requirements in connection with the vesting of restricted stock grants for certain employees, the Company repurchased 63,774 shares of common stock valued at approximately $0.5 million during the three months ended April 2, 2023. The repurchased shares are held as treasury stock at cost.
Stock-Based Compensation
During the three months ended April 2, 2023, the Company granted certain employees and a new non-employee director a total of 214,695 non-vested restricted shares under the Fiesta Restaurant Group, Inc. 2021 Stock Incentive Plan (the "Fiesta Plan"). The shares granted to employees vest and become non-forfeitable over a four-year vesting period. The shares granted to the new non-employee director vest and become non-forfeitable over a five-year vesting period. The weighted average fair value at grant date for non-vested shares issued during the three months ended April 2, 2023 and April 3, 2022 was $8.19 per share and $9.23 per share, respectively.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

During the three months ended April 3, 2022, the Company granted restricted stock units under the 2021 Plan subject to performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three-year vesting period. The weighted average fair value at grant date for the restricted stock units granted during the three months ended April 3, 2022 was $9.02 per share.
Stock-based compensation expense from continuing operations for the three months ended April 2, 2023 and April 3, 2022 was $0.6 million and $0.6 million, respectively. Stock-based compensation expense from discontinued operations for the three months ended April 3, 2022 was $(0.1) million. At April 2, 2023, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $3.9 million. At April 2, 2023, the remaining weighted average vesting period for non-vested restricted shares was 2.6 years and restricted stock units was 1.6 years.
A summary of all non-vested restricted shares and restricted stock units activity for the three months ended April 2, 2023 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	617,747	$9.61	103,814	$12.09
Granted	214,695	8.19	—	—
Vested and released	(288,152)	10.04	—	—
Forfeited	(9,369)	11.15	—	—
Outstanding at April 2, 2023	534,921	$8.79	103,814	$12.09
The fair value of non-vested restricted shares and restricted stock units granted during the three months ended April 2, 2023 is based on the closing stock price on the date of grant.
During the three months ended April 2, 2023, 288,152 non-vested restricted shares vested. A portion of these vested stock awards were net share settled. Based upon the Company's closing stock price on the vesting date, the Company withheld 63,774 shares related to previously non-vested restricted shares to settle the employees' minimum statutory obligation for the applicable income and other employment taxes upon vesting of such restricted shares. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $0.5 million for the three months ended April 2, 2023 and are reflected as a financing activity within the consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of previously non-vested shares. The payments related to the non-vested restricted shares were treated as share repurchases and recorded as an addition to treasury stock.
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
All outstanding restricted stock units in the three months ended April 2, 2023 and April 3, 2022 were performance-based awards which had not yet met their performance conditions as of April 2, 2023 and April 3, 2022, respectively.
The computation of basic and diluted EPS is as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Basic and diluted EPS:
Loss from continuing operations	$(2,144)	$(1,301)
Income (loss) from discontinued operations, net of tax	235	(55)
Net loss	$(1,909)	$(1,356)
Less: income allocated to participating securities	—	—
Net loss available to common shareholders	$(1,909)	$(1,356)
Weighted average common shares—basic	25,420,090	24,832,541
Restricted stock units	—	—
Weighted average common shares—diluted	25,420,090	24,832,541

Earnings (loss) from continuing operations per common share—basic	$(0.09)	$(0.05)
Earnings (loss) from discontinued operations per common share—basic	0.01	—
Earnings (loss) per common share—basic	$(0.08)	$(0.05)

Earnings (loss) from continuing operations per common share—diluted	$(0.09)	$(0.05)
Earnings (loss) from discontinued operations per common share—diluted	0.01	—
Earnings (loss) per common share—diluted	$(0.08)	$(0.05)
8. Commitments and Contingencies
Lease Assignments. In previous years, Pollo Tropical assigned two leases to third parties on properties where it no longer operates with lease terms expiring in 2033 and 2036. Although the assignees are responsible for making the payments required by the lease, the Company is a guarantor under the leases.
The maximum potential liability for future rental payments that the Company could be required to make under these leases at April 2, 2023 was $4.3 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
Indemnity of Lease Guarantees. As discussed in Note 2—Dispositions, Taco Cabana, Inc., a former wholly-owned subsidiary of the Company, was sold in the third quarter of 2021 to YTC Enterprises LLC ("YTC Enterprises") through a stock purchase agreement. The Company's previous owners, Carrols Restaurant Group, Inc. ("Carrols") remains a guarantor under 12 Taco Cabana restaurant property leases with lease terms expiring on various dates through 2030, all of which are still operating, as of April 2, 2023. The Company has indemnified Carrols for all obligations under the guarantees per the terms of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta. The Company remains liable for all obligations under the terms of the leases in the event YTC Enterprises fails to pay any sums due under the lease, subject to indemnification provisions under the stock purchase agreement.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at April 2, 2023 was $6.4 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. YTC Enterprises has indemnified the Company for all such obligations and the Company does not believe it is probable it will be required to perform under any of the guarantees or direct obligations.

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
9. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities from continuing operations:

	Three Months Ended
	April 2, 2023	April 3, 2022
Supplemental cash flow disclosures:
Interest paid on long-term debt	$47	$63
Income tax payments, net	26	5

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$2,791	$3,846
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	3,644	—
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	714	1,820
Operating lease liabilities	714	2,666

Cash and restricted cash reconciliation:
Beginning of period
Cash	$32,167	$36,797
Restricted cash	3,631	3,837
Cash and restricted cash, beginning of period	$35,798	$40,634

End of period
Cash	$30,067	$37,146
Restricted cash	3,631	3,631
Cash and restricted cash, end of period	$33,698	$40,777

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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 1, 2023 contained 52 weeks. The three months ended April 2, 2023 and April 3, 2022 each contained thirteen weeks, respectively. The fiscal year ending December 31, 2023 will contain 52 weeks.
Company Overview
We own, operate and franchise the restaurant brand Pollo Tropical®, which has nearly 35 years of operating history and a loyal customer base. Our Pollo Tropical locations feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items. We believe the brand offers a distinct and unique flavor with broad appeal at a compelling value, which differentiates it in the competitive fast-casual and quick-service restaurant segments. All but one of our restaurants offer the convenience of drive-thru windows. As of April 2, 2023, we operated 137 Pollo Tropical Company-owned restaurants, all of which are located in Florida.
We franchise our Pollo Tropical restaurants primarily in international markets, and as of April 2, 2023, we had 21 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, and the Bahamas, and nine licensed Pollo Tropical restaurants located in Florida consisting of six on college campuses and locations at a hospital and two sports and entertainment stadiums. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
Recent Events Affecting Our Results of Operations
Inflationary Factors
Inflationary factors have been experienced primarily in labor costs and other operating costs categories. Labor costs as a percentage of net sales increased 0.8% in the first quarter of 2023 compared to the first quarter of 2022 primarily due to staffing stabilization with increased operating hours and increased wage rates in 2023. Insurance costs as a percentage of net sales also increased to 1.8% in the first quarter of 2023 from 1.3% in the first quarter of 2022 primarily due to increases in casualty and property insurance rates in 2023.
Pricing action has been taken to offset labor, food and other operating cost increases. In order to maintain value perceptions with our customers, we implemented a phased approach to menu price increases and took lower pricing increases on items purchased by value-conscious customers including our "Pollo Time" promotional items. Price increases include a 5.0% increase in March 2022, a 1.4% increase in June 2022, a 4.0% increase in September 2022, and a 5.0% increase in March 2023. As a result of this phased approach to menu price increases, margin improvement is trailing the impact of cost increases noted above, with improved margins expected in future quarters compared to the first quarter of 2022, barring unforeseen changes in our cost structure and operating environment.
COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic has affected and may continue to affect the restaurant industry and the economy. The impacts were most severe in 2020 and improved over 2021, 2022, having a minimal impact in the first quarter of 2023. Based on current conditions, we do not expect sales trends to significantly deteriorate further as a direct result of COVID-19. However, labor shortages may negatively impact sales trends and there can be no assurance that sales trends will not deteriorate further. We have implemented measures to control costs to mitigate any negative impact from the COVID-19 pandemic and labor shortages.
Executive Summary—Consolidated Operating Performance for the Three Months Ended April 2, 2023
Our first quarter 2023 results and highlights include the following:
•We recognized a net loss of $(1.9) million, or $(0.08) per diluted share, in the first quarter of 2023 compared to net loss of $(1.4) million, or $(0.05) per diluted share, in the first quarter of 2022 due primarily to impairment charges related to four underperforming restaurants, and higher labor costs, as well as sales mix within cost of sales, partially offset by the impact of higher restaurant sales.

•We recognized a loss from continuing operations of $(2.1) million, or $(0.09) per diluted share, in the first quarter of 2023 compared to a loss from continuing operations of $(1.3) million, or $(0.05) per diluted share, in the first quarter of 2022 primarily as a result of the foregoing.
•Total revenues increased 8.1% in the first quarter of 2023 to $103.4 million compared to $95.6 million in the first quarter of 2022, driven by an increase in comparable restaurant sales at Pollo Tropical. Comparable restaurant sales increased 9.7% for our Pollo Tropical restaurants resulting from an increase in the impact of product/channel mix and pricing of 8.7%, and an increase in comparable restaurant transactions of 1.0%.
•Consolidated Adjusted EBITDA increased $1.2 million in the first quarter of 2023 to $6.5 million compared to $5.3 million in the first quarter of 2022, driven primarily by the impact of higher restaurant sales, partially offset by higher labor costs, and insurance costs, as well as sales mix within cost of sales. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."
Results of Operations
Unless otherwise noted, this discussion of operating results relates to our continuing operations.
The following table summarizes the changes in the number and mix of Pollo Tropical Company-owned and franchised restaurants:

	Pollo Tropical
	Owned	Franchised	Total
January 1, 2023	137	32	169
New	—	—	—
Closed	—	(2)	(2)
April 2, 2023	137	30	167

January 2, 2022	138	31	169
New	—	1	1
Closed	—	(1)	(1)
April 3, 2022	138	31	169
Three Months Ended April 2, 2023 Compared to Three Months Ended April 3, 2022
The following table sets forth, for the three months ended April 2, 2023 and April 3, 2022, selected operating results as a percentage of restaurant sales:

	Three Months Ended
	April 2, 2023	April 3, 2022
Costs and expenses:
Cost of sales	31.6%	32.3%
Restaurant wages and related expenses	25.6%	24.8%
Restaurant rent expense	5.9%	6.3%
Other restaurant operating expenses	17.1%	17.5%
Advertising expense	3.1%	3.0%
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
Total revenues increased 8.1% to $103.4 million in the first quarter of 2023 from $95.6 million in the first quarter of 2022. Restaurant sales increased 8.3% to $103.1 million in the first quarter of 2023 from $95.2 million in the first quarter of 2022.

The following table presents the primary drivers of the increase in restaurant sales for Pollo Tropical for the first quarter of 2023 compared to the first quarter of 2022 (in millions):

Increase in comparable restaurant sales	$9.0
Decrease in sales related to closed restaurants, including temporary and partial closures	(1.1)
Total increase	$7.9
Restaurants are included in comparable restaurant sales after they have been open for 18 months. Restaurants are excluded from comparable restaurant sales for any fiscal month in which the restaurant was closed for more than five days. Comparable restaurant sales are compared to the same period in the prior year.
Comparable restaurant sales increased 9.7% for Pollo Tropical restaurants in the first quarter of 2023 compared to the first quarter of 2022. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by menu price increases net of discounts and promotions and changes in sales channel and sales mix.
An increase in the net impact of product/channel mix and pricing of 8.7% was coupled with an increase in comparable restaurant transactions of 1.0% in the first quarter of 2023 compared to the first quarter of 2022. The increase in product/channel mix and pricing was driven primarily by menu price increases of 10.0%. Comparable restaurant sales in the first quarter of 2022 and 2023 were also negatively impacted by the net impact of remodels and refreshes that temporarily closed dine-in and counter take-out operations.
Franchise revenues decreased to $0.3 million in the first quarter of 2023 from $0.4 million in the first quarter of 2022 due primarily to decreased franchise fees from Puerto Rico.
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

The following table presents the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical for the first quarter of 2023 compared to the first quarter of 2022. All percentages are stated as a percentage of restaurant sales:

Cost of sales:
Menu price increases	(3.2)%
Impact of higher restaurant sales on commodity costs	(0.3)%
Lower promotions and discounts	(0.2)%
Sales mix	2.7%
Operating inefficiencies	0.3%
Net decrease in cost of sales as a percentage of restaurant sales	(0.7)%

Restaurant wages and related expenses:
Higher labor costs due to higher wage rates, partially offset by the impact of higher restaurant sales(1)	0.6%
Higher medical benefits costs	0.2%
Net increase in restaurant wages and related costs as a percentage of restaurant sales	0.8%

Other operating expenses:
Impact of higher restaurant sales on utilities costs	(0.3)%
Lower delivery fee expense and impact of higher restaurant sales	(0.3)%
Higher insurance costs(2)	0.5%
Other	(0.3)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.4)%

Advertising expense:
Increased advertising	0.1%
Net increase in advertising expense as a percentage of restaurant sales	0.1%
(1)    Primarily due to staff stabilization with increased operating hours and higher wage rates in 2023.
(2)    Primarily related to increases in property and casualty insurance costs.
Restaurant Rent Expense. Restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.9% in the first quarter of 2023 from 6.3% in the first quarter of 2022 due primarily to the impact of higher restaurant sales which were partially offset by higher rental costs related to renewed leases.
General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brand and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees, corporate system costs, and stock-based compensation expense.
General and administrative expenses were $13.2 million for the first quarter of 2023 and $12.3 million for the first quarter of 2022 and, as a percentage of total revenues, decreased to 12.8% in the first quarter of 2023 from 12.9% in the first quarter of 2022. General and administrative expenses for the first quarter of 2023 included $1.6 million in non-recurring expenses comprised of $0.7 million of restructuring costs, $0.7 million of general and administrative efficiency initiative costs, which primarily consisted of accelerated charges related to deferred implementation and service contract costs related to the prior accounting system, $0.2 million of professional fees, and $0.1 million digital platform costs. General and administrative expenses for the first quarter of 2022 included $1.3 million in non-recurring expenses comprised of $0.7 million of professional fees, $0.3 million of digital platform costs, and $0.3 million of general and administrative efficiency initiative costs.

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
Consolidated Adjusted EBITDA increased to $6.5 million, or 6.3% of total revenues, in the first quarter of 2023 from $5.3 million, or 5.5% of total revenues, in the first quarter of 2022 due primarily to the impact of higher restaurant sales, partially offset by higher labor costs and insurance costs, as well as sales mix within cost of sales.
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
Restaurant-level Operating Profit increased to $17.2 million, or 16.7% of restaurant sales, in the first quarter of 2023 from $15.3 million, or 16.1% of restaurant sales, in the first quarter of 2022 primarily due to the foregoing. For a reconciliation from income (loss) from operations to Restaurant-level Operating Profit, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $4.4 million in the first quarter of 2023 from $5.1 million in the first quarter of 2022 primarily as a result of decreased depreciation related to impairment of assets from underperforming and closed restaurants, partially offset by an increase in depreciation related to ongoing reinvestment and enhancements to our restaurants that have been made since the first quarter of 2022.
Impairment and Other Lease Charges (Recoveries). Impairment and other lease charges (recoveries) increased to $2.3 million in the first quarter of 2023 from $(0.7) million in the first quarter of 2022.
Impairment and other lease charges (recoveries) for the three months ended April 2, 2023 include impairment charges of $1.4 million related primarily to impairment of assets from four underperforming Pollo Tropical restaurants, three of which were subsequently closed in the second quarter of 2023, coupled with a lease termination charge of $0.9 million related to the reduction of our corporate office space.
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
For three Pollo Tropical restaurants with combined carrying values (excluding right-of-use lease assets) of $1.0 million, projected cash flows are not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income, was $(0.3) million for the first quarter of 2023 and consisted of closed restaurant rent and ancillary lease costs of $2.0 million net of sublease income of $(2.3) million. Closed restaurant rent expense, net of sublease income, was $0.4 million for the first quarter of 2022 and consisted of closed restaurant rent and ancillary lease costs of $2.2 million net of sublease income of $(1.8) million.
Other Expense (Income), Net. Other expense (income), net, for the first quarter of 2023 and 2022 primarily consisted of closed restaurant related costs.
Loss from Operations. As a result of the foregoing, we had a loss from operations of $(2.1) million, or (2.0)% of restaurant sales, in the first quarter of 2023 compared to a loss from operations of $(1.4) million, or (1.5)% of restaurant sales, in the first quarter of 2022.
Interest Expense. Interest expense remained flat at $0.1 million in the first quarter of 2023 compared the first quarter of 2022.
Benefit from Income Taxes. The effective tax rate was 1.5% and 14.6% for the first quarter of 2023 and 2022, respectively. The benefit from income taxes for the first quarter of 2023 was derived using an estimated annual effective tax rate of 2.7% which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.1 million. The benefit from income taxes for the first quarter of 2022 was derived using an estimated annual effective tax rate of 20.0% which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.1 million.
Income (Loss) from Discontinued Operations, Net of Tax. All revenues, costs and expenses and income taxes attributable to Taco Cabana have been aggregated within income (loss) from discontinued operations, net of tax, in the condensed consolidated statement of operations for all periods presented. During the first quarter of 2023, we recognized $0.2 million of income, primarily related insurance proceeds received, partially offset by workers' compensation claims, within income (loss) from discontinued operations, net of tax, in the condensed consolidated statement of operations. During the first quarter of 2022, we recognized $0.2 million of expenses, primarily related to workers' compensation claims, and a reduction of stock-based compensation of $(0.1 million) within loss from discontinued operations, net of tax, in the condensed consolidated statement of operations.
Net Loss. As a result of the foregoing, we had a net loss of $(1.9) million, or (1.8)% of total revenue, in the first quarter of 2023 compared to a net loss of $(1.4) million, or (1.4)% of total revenue, in the first quarter of 2022.
Liquidity and Capital Resources
Unless otherwise noted, this discussion of liquidity and capital resources relates to our combined operations.
We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. Although, as a result of our substantial cash balance, we did not have a working capital deficit at April 2, 2023, we have the ability to operate with a substantial working capital deficit (and we have historically operated with a working capital deficit) because:
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
Operating Activities. Net cash provided by operating activities in the first three months of 2023 and 2022 was $3.4 million and $3.9 million, respectively. The decrease in net cash provided by operating activities in the three months ended April 2, 2023 was primarily driven by timing of payments to vendors and credit card receipts, partially offset by an increase in Consolidated Adjusted EBITDA.
Investing Activities. Net cash used in investing activities in the first three months of 2023 was $5.0 million compared to net cash provided by investing activities in the same period of 2022 of $3.6 million. Capital expenditures are generally the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures from continuing operations for the periods presented (dollars in thousands):

	Pollo Tropical	Other	Continuing Operations
Three Months Ended April 2, 2023:
New restaurant development	$—	$—	$—
Restaurant remodeling	625	—	625
Other restaurant capital expenditures(1)	3,473	—	3,473
Corporate and restaurant information systems	850	16	866
Total capital expenditures	$4,948	$16	$4,964
Number of new restaurant openings	—		—
Three Months Ended April 3, 2022:
New restaurant development	$—	$—	$—
Restaurant remodeling	1,480	—	1,480
Other restaurant capital expenditures(1)	1,904	—	1,904
Corporate and restaurant information systems	387	34	421
Total capital expenditures	$3,771	$34	$3,805
Number of new restaurant openings	—		—
(1)    Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our unaudited condensed consolidated financial statements. For the three months ended April 2, 2023 and April 3, 2022, total restaurant repair and maintenance expenses were approximately $4.1 million and $3.8 million, respectively.
Net cash used in investing activities from discontinued operations in the first three months of 2022 included proceeds from insurance recoveries of $0.2 million.
Total capital expenditures in 2023 are expected to be between $22.0 million and $28.0 million.
Financing Activities. Net cash used in financing activities in the first three months of 2023 was $0.6 million and primarily consisted of payments to repurchase our common stock in connection with the net share settlement to satisfy the minimum statutory tax withholding requirements related to the vesting of restricted stock grants for certain employees. Net cash used in financing activities in the first three months of 2022 consisted of $0.2 million in payments to repurchase our common stock under our share repurchase program.
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
As of April 2, 2023, we were in compliance with the financial covenants under our senior credit facility. At April 2, 2023, $10.0 million was available for borrowing under the revolving credit facility.
Off-Balance Sheet Arrangements and Cash Requirements
We have no off-balance sheet arrangements.
There have been no significant changes outside the ordinary course of business to our cash requirements since January 1, 2023. Information regarding our cash requirements is included under "Cash Requirements" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.
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

Critical Accounting Estimates
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended January 1, 2023 included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. These estimates involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the financial condition or results of operations. There have been no material changes affecting our critical accounting policies for the three months ended April 2, 2023.
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

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA follows (in thousands).

	Three Months Ended
	April 2, 2023	April 3, 2022
Net loss	$(1,909)	$(1,356)
Loss (income) from discontinued operations, net of tax	(235)	55
Benefit from income taxes	(33)	(222)
Loss from continuing operations before taxes	(2,177)	(1,523)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	4,392	5,114
Impairment and other lease charges (recoveries)	2,256	(702)
Interest expense	83	85
Closed restaurant rent expense, net of sublease income	(284)	380
Other expense (income), net	15	51
Stock-based compensation expense	4	7
Total non-general and administrative adjustments	6,466	4,935
General and administrative adjustments:
Stock-based compensation expense	595	623
Non-recurring professional fees(1)	165	705
G&A efficiency initiatives(2)	669	261
Restructuring costs(3)	717	—
Digital costs(4)	91	291
Total general and administrative adjustments	2,237	1,880
Consolidated Adjusted EBITDA	$6,526	$5,292
Total revenues	$103,371	$95,609
Net loss as a percentage of total revenues	(1.8)%	(1.4)%
Consolidated Adjusted EBITDA as a percentage of total revenues	6.3%	5.5%
(1)    Non-recurring professional fees consist of costs related to growth initiatives.
(2)    G&A efficiency initiatives consist of non-recurring retention bonus costs and costs related to the acceleration and write-off of costs related to accounting system implementation.
(3)     Restructuring costs for the three months ended April 2, 2023 include severance costs related to the departure of a former executive, CEO search firm fees, and eliminated positions related to the accounting outsourcing.
(4)    Digital costs for the three months ended April 2, 2023 and April 3, 2022 include costs related to enhancing the digital experience for our customers.

A reconciliation from income (loss) from operations to Restaurant-level Operating Profit follows (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
Loss from operations	$(2,094)	$(1,438)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	4,392	5,114
Impairment and other lease charges (recoveries)	2,256	(702)
Closed restaurant rent expense, net of sublease income	(284)	380
Other expense (income), net	15	51
Stock-based compensation expense	4	7
Total non-general and administrative adjustments	6,383	4,850
General and administrative adjustments:
Stock-based compensation expense	595	623
Non-recurring professional fees(1)	165	705
G&A efficiency initiatives(2)	669	261
Restructuring costs(3)	717	—
Digital costs(4)	91	291
Total general and administrative adjustments	2,237	1,880
Consolidated Adjusted EBITDA	$6,526	$5,292
Restaurant-level adjustments:
Add: Other general and administrative expense(5)	10,946	10,462
Less: Franchise royalty revenue and fees	307	409
Restaurant-level Operating Profit	$17,165	$15,345
Restaurant sales	$103,064	$95,200
Loss from operations as a percentage of restaurant sales	(2.0)%	(1.5)%
Restaurant-level Operating Profit as a percentage of restaurant sales	16.7%	16.1%
(1)    Non-recurring professional fees consist of costs related to growth initiatives.
(2)    G&A efficiency initiatives consist of non-recurring retention bonus costs and costs related to the acceleration and write-off of costs related to accounting system implementation.
(3)     Restructuring costs for the three months ended April 2, 2023 include severance costs related to the departure of a former executive, CEO search firm fees, and eliminated positions related to the accounting outsourcing.
(4)    Digital costs for the three months ended April 2, 2023 and April 3, 2022 include costs related to enhancing the digital experience for our customers.
(5)    Excludes general and administrative adjustments included in Consolidated Adjusted EBITDA.

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
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 1, 2023 with respect to our market risk sensitive instruments.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2023.
Changes in Internal Control over Financial Reporting. As of February 2023, we have outsourced certain accounting processes to a third-party firm, including utilizing that firm's accounting platform. As a result, we modified and removed certain existing controls as well as implemented new controls and procedures impacted by the transition. Although certain key controls related to the processing and recording of transactions are now controlled by the third-party firm, management retains ultimate responsibility, including oversight and monitoring, of the internal controls, including those related to outsourced processes, over financial reporting for the Company. With the exception of those controls modified, removed, implemented or transitioned to the third-party firm, no other changes occurred in our internal control over financial reporting during the first quarter of 2023 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are a party to various litigation matters incidental to the conduct of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.

ITEM 1A. RISK FACTORS
Part 1—Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended April 2, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2023 to February 5, 2023	54,857	$8.64	—	137,462
February 6, 2023 to March 5, 2023	6,396	8.50	—	137,462
March 6, 2023 to April 2, 2023	2,521	8.49	—	137,462
Total	63,774	$8.62	—
(1) Shares purchased in order to meet participants' tax withholding liability through net share settlement related to vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) The following exhibits are filed as part of this report.

Exhibit No.

10.1	Offer letter dated April 12, 2023 between Fiesta Restaurant Group, Inc. and Dirk Montgomery#+

10.2	Second Amendment to Agreement dated as of April 12, 2023 between Fiesta Restaurant Group, Inc. and Dirk Montgomery#+

19.1	Fiesta Restaurant Group, Inc. Policy on Insider Trading#

19.2	Fiesta Restaurant Group, Inc. Policy on Trading Procedures for Covered Individuals#

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Fiesta Restaurant Group, Inc.

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Filed herewith.
+ Compensatory plan or arrangement.

+ Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIESTA RESTAURANT GROUP, INC.

Date: May 10, 2023	/s/ DIRK MONTGOMERY
(Signature)
Dirk Montgomery Chief Executive Officer

Date: May 10, 2023	/s/ TYLER YOESTING
(Signature)
Tyler Yoesting Acting Chief Financial Officer, Vice President, Corporate Controller and Chief Accounting Officer
(Principal Financial Officer)