Form 10-Q
period 2023-07-02
Fiesta Restaurant Group, Inc.
filed 2023-08-11
CIK 1534992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2023, Fiesta Restaurant Group, Inc. had 26,189,111 shares of its common stock, $0.01 par value, outstanding.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JULY 2, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 2, 2023	January 1, 2023
ASSETS
Current assets:
Cash	$34,747	$32,167
Restricted cash	3,631	3,631
Accounts receivable	5,820	5,270
Inventories	1,763	1,962
Prepaid rent	110	109
Income tax receivable	3,805	3,871
Prepaid expenses and other current assets	6,616	5,681
Total current assets	56,492	52,691
Property and equipment, net	87,018	87,106
Operating lease right-of-use assets	143,861	146,681
Goodwill	56,307	56,307
Other assets	5,186	5,906
Total assets	$348,864	$348,691
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$40	$62
Accounts payable	11,748	14,219
Accrued payroll, related taxes and benefits	7,001	6,536
Accrued real estate taxes	2,986	1,805
Other current liabilities	19,177	17,680
Total current liabilities	40,952	40,302
Long-term debt, net of current portion	347	367
Operating lease liabilities	152,613	155,355
Deferred tax liabilities	16	202
Other non-current liabilities	7,072	7,208
Total liabilities	201,000	203,434
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 29,223,834 and 28,890,688 shares issued, respectively, and 25,634,141 and 25,306,302 shares outstanding, respectively	286	282
Additional paid-in capital	189,761	188,528
Retained earnings (accumulated deficit)	(10,566)	(12,516)
Treasury stock, at cost; 3,034,144 and 2,966,639 shares, respectively	(31,617)	(31,037)
Total stockholders' equity	147,864	145,257
Total liabilities and stockholders' equity	$348,864	$348,691
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JULY 2, 2023 AND JULY 3, 2022
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenues:
Restaurant sales	$106,637	$98,023	$209,701	$193,223
Franchise royalty revenues and fees	206	464	513	873
Total revenues	106,843	98,487	210,214	194,096
Costs and expenses:
Cost of sales	32,568	32,580	65,180	63,327
Restaurant wages and related expenses (including stock-based compensation expense of $0, $6, $4 and $13, respectively)	25,878	24,583	52,268	48,157
Restaurant rent expense	6,110	5,976	12,191	12,003
Other restaurant operating expenses	18,410	16,755	36,034	33,405
Advertising expense	3,116	3,245	6,312	6,109
General and administrative (including stock-based compensation expense of $638, $1,388, $1,233 and $2,011, respectively)	10,729	12,791	23,912	25,133
Depreciation and amortization	4,822	5,232	9,214	10,346
Impairment and other lease charges (recoveries)	685	2,110	2,941	1,408
Closed restaurant rent expense, net of sublease income	238	401	(46)	781
Other expense (income), net	157	83	172	134
Total operating expenses	102,713	103,756	208,178	200,803
Income (loss) from operations	4,130	(5,269)	2,036	(6,707)
Interest expense (income), net	(81)	85	2	170
Income (loss) from continuing operations before taxes	4,211	(5,354)	2,034	(6,877)
Provision for income taxes	382	1,134	349	912
Income (loss) from continuing operations	3,829	(6,488)	1,685	(7,789)
Income from discontinued operations, net of tax	30	267	265	212
Net income (loss)	$3,859	$(6,221)	$1,950	$(7,577)
Earnings (loss) per common share:
Continuing operations – basic	$0.15	$(0.26)	$0.06	$(0.31)
Discontinued operations – basic	—	0.01	0.01	0.01
Basic	$0.15	$(0.25)	$0.07	$(0.30)

Continuing operations – diluted	$0.15	$(0.26)	$0.06	$(0.31)
Discontinued operations – diluted	—	0.01	0.01	0.01
Diluted	$0.15	$(0.25)	$0.07	$(0.30)

Weighted average common shares outstanding:
Basic	25,566,740	24,946,674	25,493,415	24,889,650
Diluted	25,566,740	24,946,674	25,493,415	24,889,650
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JULY 2, 2023 AND JULY 3, 2022
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 2, 2022	24,829,002	$277	$182,686	$2,043	$(30,135)	$154,871
Stock-based compensation	—	—	549	—	—	549
Vesting of restricted shares	66,372	—	—	—	—	—
Purchase of treasury stock	(14,746)	—	—	—	(164)	(164)
Net loss	—	—	—	(1,356)	—	(1,356)
Balance at April 3, 2022	24,880,628	277	183,235	687	(30,299)	153,900
Stock-based compensation	—	—	1,394	—	—	1,394
Vesting of restricted shares	90,445	1	(1)	—	—	—
Net loss	—	—	—	(6,221)	—	(6,221)
Balance at July 3, 2022	24,971,073	$278	$184,628	$(5,534)	$(30,299)	$149,073

Balance at January 1, 2023	25,306,302	$282	$188,528	$(12,516)	$(31,037)	$145,257
Stock-based compensation	—	—	599	—	—	599
Vesting of restricted shares	288,152	3	(3)	—	—	—
Purchase of treasury stock	(63,774)	—	—	—	(550)	(550)
Net loss	—	—	—	(1,909)	—	(1,909)
Balance at April 2, 2023	25,530,680	285	189,124	(14,425)	(31,587)	143,397
Stock-based compensation	—	—	638	—	—	638
Vesting of restricted shares	107,192	1	(1)	—	—	—
Purchase of treasury stock	(3,731)	—	—	—	(30)	(30)
Net income	—	—	—	3,859	—	3,859
Balance at July 2, 2023	25,634,141	$286	$189,761	$(10,566)	$(31,617)	$147,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JULY 2, 2023 AND JULY 3, 2022
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2023	July 3, 2022
Operating activities:
Net income (loss)	$1,950	$(7,577)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,237	1,943
Impairment and other lease charges (recoveries)	2,941	1,408
Depreciation and amortization	9,214	10,346
Amortization of deferred financing costs	39	40
Deferred income taxes	(186)	(404)
Changes in other operating assets and liabilities	(1,842)	4,940
Net cash provided by operating activities	13,353	10,696
Investing activities:
Capital expenditures:
Restaurant remodeling	(1,878)	(3,311)
Other restaurant capital expenditures	(6,263)	(3,895)
Corporate and restaurant information systems	(2,530)	(1,239)
Total capital expenditures	(10,671)	(8,445)
Proceeds from insurance recoveries	519	203
Net cash used in investing activities	(10,152)	(8,242)
Financing activities:
Principal payments on finance leases	(41)	(31)
Payments to purchase treasury stock	(580)	(164)
Net cash used in financing activities	(621)	(195)
Net change in cash and restricted cash	2,580	2,259
Cash and restricted cash, beginning of period	35,798	40,634
Cash and restricted cash, end of period	$38,378	$42,893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. Basis of Presentation
Business Description. Fiesta Restaurant Group, Inc. ("Fiesta Restaurant Group" or "Fiesta") owns, operates and franchises Pollo Tropical restaurants through its wholly-owned subsidiaries Pollo Operations, Inc. and Pollo Franchise, Inc. (collectively "Pollo Tropical"). Unless the context otherwise requires, Fiesta and its subsidiaries are collectively referred to as the "Company." At July 2, 2023, the Company owned and operated 134 Pollo Tropical® restaurants located in Florida and franchised a total of 28 Pollo Tropical restaurants. The franchised Pollo Tropical restaurants include 16 in Puerto Rico, two in Panama, one in Guyana, one in the Bahamas, five on college campuses in Florida, and locations at one hospital and two sports and entertainment stadiums in Florida. The Company operates its business as one operating and reportable segment.
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
Fiscal Year. The Company uses a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 1, 2023 contained 52 weeks. The three and six months ended July 2, 2023 and July 3, 2022 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending December 31, 2023 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the three and six months ended July 2, 2023 and July 3, 2022 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended July 2, 2023 and July 3, 2022 are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition. Revenue is recognized upon transfer of promised products or services to customers in an amount that reflects the consideration the Company received in exchange for those products or services. Revenues from the Company's owned and operated restaurants are recognized when payment is tendered at the time of sale. Revenues from delivery fees collected from the end customer through the Pollo Tropical website and smartphone app by the Company are recognized when payment is tendered at the time of delivery, which is concurrent with the time of sale. Franchise royalty revenues are based on a percentage of gross sales and are recorded as income when earned. Initial franchise fees and area development fees associated with new franchise agreements are not distinct from the continuing rights and services offered by the Company during the term of the related franchise agreements and are recognized as income over the term of the related franchise agreements. A portion of the initial franchise fee is allocated to training services and is recognized as revenue when the Company completes the training services.
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
•Revolving Credit Borrowings. The fair value of outstanding revolving credit borrowings under the Company's senior credit facility, which is considered Level 2, is based on current Benchmark Replacement (formerly LIBOR) rates. There were no outstanding revolving credit borrowings under the Company's senior credit facility as of July 2, 2023 and January 1, 2023.
See Note 4—Impairment of Long-Lived Assets and Other Lease Charges (Recoveries) for discussion of the fair value measurement of non-financial assets.
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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company filed an insurance claim for winter storm damages in Texas that occurred in the first quarter of 2021 and retained the right to receive the insurance claim proceeds. In the first quarter of 2023, the Company executed a final settlement on the claim and recognized $0.4 million of insurance proceeds within income from discontinued operations, net of tax, in the six months ended July 2, 2023.
All revenues, costs and expenses and income taxes attributable to Taco Cabana, together with certain costs related to the transaction, have been aggregated within income from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented.
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
During the six months ended July 2, 2023, the Company recognized $0.4 million of income related to insurance proceeds for winter storm damages in Texas that occurred in the first quarter of 2021, and $0.1 million of expenses primarily related to workers' compensation claims within income from discontinued operations, net of tax, in the condensed consolidated statement of operations. During the three and six months ended July 3, 2022, the Company recognized $0.4 million and $0.2 million of income, respectively, primarily related to insurance proceeds and slightly offset by expenses related to workers' compensation claims within income from discontinued operations, net of tax, in the condensed consolidated statement of operations.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	July 2, 2023	January 1, 2023
Prepaid contract expenses	$3,118	$4,471
Prepaid insurance	2,708	442
Other	790	768
	$6,616	$5,681

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

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

A summary of impairment of long-lived assets and other lease charges (recoveries) is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Impairment of long-lived assets	$—	$2,156	$1,402	$2,156
Other lease charges (recoveries)	685	(46)	1,539	(748)
	$685	$2,110	$2,941	$1,408
Impairment charges for the six months ended July 2, 2023 related primarily to impairment of assets from four underperforming Pollo Tropical restaurants, three of which were closed in the second quarter of 2023, for which continued performance declines resulted in a decrease in the estimated future cash flows. For the three months ended July 2, 2023, other lease charges (recoveries) consist of lease termination charges related to closed restaurants. Additionally, the six months ended July 2, 2023 consist of lease termination charges related to the reduction of the Company's corporate office space.
Impairment charges for the three and six months ended July 3, 2022 related primarily to impairment of assets from four underperforming Pollo Tropical restaurants for which continued performance declines resulted in a decrease in the estimated future cash flows. For the three and six months ended July 3, 2022, other lease charges (recoveries) consisted of gains from lease terminations.
The Company determines the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions, the Company's history of using these assets in the operation of its business and the Company's expectation of how a market participant would value the assets. The Company also utilizes discounted future cash flows to determine the fair value of assets for certain leased restaurants with positive discounted projected future cash flows. The Company utilizes current market lease rent and discount rates to determine the fair value of right-of-use lease assets. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the six months ended July 2, 2023 totaled $1.1 million.
5. Other Liabilities
Other current liabilities consist of the following:

	July 2, 2023	January 1, 2023
Operating lease liabilities	$10,366	$10,496
Accrued workers' compensation and general liability claims	2,802	2,623
Unrecognized tax benefits	2,465	2,053
Sales and property taxes	1,736	981
Other	1,808	1,527
	$19,177	$17,680

Other non-current liabilities consist of the following:

	July 2, 2023	January 1, 2023
Accrued workers' compensation and general liability claims	$6,000	$6,000
Deferred compensation	221	273
Other	851	935
	$7,072	$7,208
6. Stockholders' Equity
Purchase of Treasury Stock
In 2018, the Company's board of directors approved a share repurchase program for up to 1,500,000 shares of the Company's common stock. In 2019, the Company's board of directors approved increases to the share repurchase program of an

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

additional 1,500,000 shares of the Company's common stock for an aggregate approval of 3,000,000 shares of the Company's common stock. Under the share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The share repurchase program has no time limit and may be modified, suspended, superseded or terminated at any time by the Company's board of directors. The Company repurchased 14,746 shares of common stock valued at approximately $0.2 million during the six months ended July 3, 2022. As of July 2, 2023, 137,462 shares of common stock remain available for purchase under the share repurchase program. Additionally, as a result of net share settlement to satisfy the minimum statutory tax withholding requirements in connection with the vesting of restricted stock grants for certain employees, the Company repurchased 67,505 shares of common stock valued at approximately $0.6 million during the six months ended July 2, 2023. The repurchased shares are held as treasury stock at cost.
Stock-Based Compensation
During the six months ended July 2, 2023, the Company granted certain employees and non-employee directors a total of 353,438 non-vested restricted shares under the Fiesta Restaurant Group, Inc. 2021 Stock Incentive Plan (the "Fiesta Plan"). The shares granted to employees vest and become non-forfeitable over a four-year vesting period. The shares granted to non-employee directors vest and become non-forfeitable over a one-year vesting period, or for an initial grant to a new director, over a five-year vesting period. The weighted average fair value at grant date for non-vested shares issued during the six months ended July 2, 2023 and July 3, 2022 was $7.93 per share and $8.83 per share, respectively.
During the six months ended July 2, 2023, the Company granted certain employees a total of 134,258 restricted stock units under the 2021 Plan subject to performance conditions. The restricted stock units vest and become non-forfeitable at the end of a three-year vesting period. The weighted average fair value at grant date for the restricted stock units granted during the six months ended July 2, 2023 and July 3, 2022 was $8.05 per share and $9.02 per share, respectively.
Stock-based compensation expense from continuing operations for the three and six months ended July 2, 2023 was $0.6 million and $1.2 million, respectively, and for the three and six months ended July 3, 2022 was $1.4 million and $2.0 million, respectively. Stock-based compensation expense from discontinued operations for the six months ended July 3, 2022 was $(0.1) million. At July 2, 2023, the total unrecognized stock-based compensation expense related to non-vested restricted shares and restricted stock units was approximately $5.2 million. At July 2, 2023, the remaining weighted average vesting period for non-vested restricted shares was 2.7 years and restricted stock units was 2.1 years.
A summary of all non-vested restricted shares and restricted stock units activity for the six months ended July 2, 2023 is as follows:

	Non-Vested Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	617,747	$9.61	103,814	$12.09
Granted	353,438	7.93	134,258	8.05
Vested and released	(395,344)	9.23	—	—
Forfeited	(20,292)	10.10	—	—
Outstanding at July 2, 2023	555,549	$8.80	238,072	$9.81
The fair value of non-vested restricted shares and restricted stock units granted during the six months ended July 2, 2023 is based on the closing stock price on the date of grant.
During the six months ended July 2, 2023, 395,344 non-vested restricted shares vested. A portion of these vested stock awards were net share settled. Based upon the Company's closing stock price on the vesting date, the Company withheld 67,505 shares related to previously non-vested restricted shares to settle the employees' minimum statutory obligation for the applicable income and other employment taxes upon vesting of such restricted shares. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Total payments for the employees' tax obligations to the relevant taxing authorities were $0.6 million for the six months ended July 2, 2023 and are reflected as a financing activity within the consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of previously non-vested shares. The payments related to the non-vested restricted shares were treated as share repurchases and recorded as an addition to treasury stock.
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
All outstanding restricted stock units in the three and six months ended July 2, 2023 and July 3, 2022 were performance-based awards which had not yet met their performance conditions as of July 2, 2023 and July 3, 2022, respectively.
The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Basic and diluted EPS:
Income (loss) from continuing operations	$3,829	$(6,488)	$1,685	$(7,789)
Income from discontinued operations, net of tax	30	267	265	212
Net income (loss)	$3,859	$(6,221)	$1,950	$(7,577)
Less: income allocated to participating securities	81	—	39	—
Net income (loss) available to common shareholders	$3,778	$(6,221)	$1,911	$(7,577)
Weighted average common shares—basic	25,566,740	24,946,674	25,493,415	24,889,650
Restricted stock units	—	—	—	—
Weighted average common shares—diluted	25,566,740	24,946,674	25,493,415	24,889,650

Earnings (loss) from continuing operations per common share—basic	$0.15	$(0.26)	$0.06	$(0.31)
Earnings (loss) from discontinued operations per common share—basic	—	0.01	0.01	0.01
Earnings (loss) per common share—basic	$0.15	$(0.25)	$0.07	$(0.30)

Earnings (loss) from continuing operations per common share—diluted	$0.15	$(0.26)	$0.06	$(0.31)
Earnings (loss) from discontinued operations per common share—diluted	—	0.01	0.01	0.01
Earnings (loss) per common share—diluted	$0.15	$(0.25)	$0.07	$(0.30)

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
The maximum potential liability for future rental payments that the Company could be required to make under these leases at July 2, 2023 was $4.2 million. The Company could also be obligated to pay property taxes and other lease-related costs. The obligations under these leases will generally continue to decrease over time as the operating leases expire. The Company does not believe it is probable that it will be ultimately responsible for the obligations under these leases.
Indemnity of Lease Guarantees. As discussed in Note 2—Dispositions, Taco Cabana, Inc., a former wholly-owned subsidiary of the Company, was sold in the third quarter of 2021 to YTC Enterprises LLC ("YTC Enterprises") through a stock purchase agreement. The Company's previous owners, Carrols Restaurant Group, Inc. ("Carrols") remains a guarantor under 12 Taco Cabana restaurant property leases with lease terms expiring on various dates through 2030, all of which are still operating, as of July 2, 2023. The Company has indemnified Carrols for all obligations under the guarantees per the terms of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta. The Company remains liable for all obligations under the terms of the leases in the event YTC Enterprises fails to pay any sums due under the lease, subject to indemnification provisions under the stock purchase agreement.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at July 2, 2023 was $5.9 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. YTC Enterprises has indemnified the Company for all such obligations and the Company does not believe it is probable it will be required to perform under any of the guarantees or direct obligations.
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
9. Related Party Transactions
The Company engaged Jefferies LLC ("Jefferies"), an affiliate of one of the current members of Fiesta's board of directors, and a subsidiary of Jefferies Financial Group, Inc, a holder of more than 20 percent of the total outstanding shares of Fiesta, in connection with the Merger (See Note 11—Subsequent Events). The engagement of Jefferies and the corresponding engagement letter was approved by the Audit Committee in accordance with the Company's Related Party Transaction Policy as disclosed in the Company's definitive proxy statement for its 2023 Annual Meeting of Stockholders. The Company will pay Jefferies a transaction advisory fee of $5.0 million upon the closing of the Merger.
As of July 2, 2023 and January 1, 2023, there were no amounts due to the related party recognized on the condensed consolidated balance sheets.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

10. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities from continuing operations:

	Six Months Ended
	July 2, 2023	July 3, 2022
Supplemental cash flow disclosures:
Interest paid on long-term debt	$93	$97
Income tax payments, net	14	323

Supplemental cash flow disclosures of non-cash investing and financing activities:
Accruals for capital expenditures	$2,643	$2,437
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease ROU assets	4,962	5,281
Right-of-use assets and lease liabilities reduced for terminated leases:
Operating lease ROU assets	1,401	2,370
Operating lease liabilities	1,848	3,321

Cash and restricted cash reconciliation:
Beginning of period
Cash	$32,167	$36,797
Restricted cash	3,631	3,837
Cash and restricted cash, beginning of period	$35,798	$40,634

End of period
Cash	$34,747	$39,262
Restricted cash	3,631	3,631
Cash and restricted cash, end of period	$38,378	$42,893
11. Subsequent Events
On August 6, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fiesta Holdings, LLC, a Delaware limited liability company ("Parent"), and Fiesta Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Parent ("Merger Sub"). The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by a Special Committee of the Company's Board of Directors (the "Special Committee") and the Company's Board of Directors (the "Board").
The Merger Agreement provides for the merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of common stock of the Company, par value 0.01 per share (collectively, the "Shares"), issued and outstanding immediately prior to the Effective Time (other than Shares held by stockholders who have not voted in favor of the Merger and who have properly and validly perfected their statutory rights of appraisal in respect of such Shares in accordance with Section 262 of the Delaware General Corporation Law) will be canceled and converted into the right to receive $8.50 in cash (the "Per Share Merger Consideration"), subject to applicable tax withholding. Parent has agreed to guarantee the payment and performance obligations of Merger Sub under the Merger Agreement. In accordance with the Merger Agreement, all unvested stock-based compensation awards that are outstanding as of immediately prior to the Effective Time shall accelerate and become fully vested and exercisable effective immediately prior to, and contingent upon, the Effective Time. The Merger Agreement includes a 30-day "go-shop" period that will allow the Company to affirmatively solicit alternative proposals from interested parties.

FIESTA RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the voting power of the issued and outstanding Shares entitled to vote thereon, (ii) any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated, (iii) the absence of a Material Adverse Effect (as defined in the Merger Agreement) of the Company after the date of the Merger Agreement and (iv) other customary closing conditions. The consummation of the Merger is not subject to a financing condition.
The Merger Agreement contains certain termination rights, including the right of either Fiesta or Parent to terminate the Merger Agreement if the transaction is not consummated by December 31, 2023. The Merger Agreement provides that the Merger Agreement may be terminated by the Company or Parent under certain circumstances. Parent would be required to pay a termination fee of $14.0 million to the Company, and under other specified circumstances, the Company would be required to pay to Parent a termination fee of $8.5 million.
The Company expects the Merger to close during the fourth quarter of 2023. Upon closing the transaction, Fiesta will operate as a privately held company. The Company also expects to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. Additional information about the Merger Agreement is set forth in the Company's Current Report on Form 8-K filed with the SEC on August 7, 2023.

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
We use a 52–53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 1, 2023 contained 52 weeks. The three and six months ended July 2, 2023 and July 3, 2022 each contained thirteen and twenty-six weeks, respectively. The fiscal year ending December 31, 2023 will contain 52 weeks.
Company Overview
We own, operate and franchise the restaurant brand Pollo Tropical®, which has nearly 35 years of operating history and a loyal customer base. Our Pollo Tropical locations feature fire-grilled and crispy citrus marinated chicken and other freshly prepared menu items. We believe the brand offers a distinct and unique flavor with broad appeal at a compelling value, which differentiates it in the competitive fast-casual and quick-service restaurant segments. All but one of our restaurants offer the convenience of drive-thru windows. As of July 2, 2023, we operated 134 Pollo Tropical Company-owned restaurants, all of which are located in Florida.
We franchise our Pollo Tropical restaurants primarily in international markets, and as of July 2, 2023, we had 20 franchised Pollo Tropical restaurants located in Puerto Rico, Panama, Guyana, and the Bahamas, and eight licensed Pollo Tropical restaurants located in Florida consisting of five on college campuses and locations at a hospital and two sports and entertainment stadiums. We have agreements for the continued development of franchised Pollo Tropical restaurants in certain of our existing franchised markets.
Recent Events Affecting Our Results of Operations
Sale of the Company
On August 6, 2023, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fiesta Holdings, LLC, a Delaware limited liability company ("Parent"), and Fiesta Merger Sub, LLC, a Delaware limited liability company ("Merger Sub") and wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of common stock of the Company, par value 0.01 per share (collectively, the "Shares"), issued and outstanding immediately prior to the Effective Time (other than Shares held by stockholders who have not voted in favor of the Merger and who have properly and validly perfected their statutory rights of appraisal in respect of such Shares in accordance with Section 262 of the Delaware General Corporation Law) will be canceled and converted into the right to receive $8.50 in cash (the "Per Share Merger Consideration"), subject to applicable tax withholding. Parent has agreed to guarantee the payment and performance obligations of Merger Sub under the Merger Agreement. In accordance with the Merger Agreement, all unvested stock-based compensation awards that are outstanding as of immediately prior to the Effective Time shall accelerate and become fully vested and exercisable effective immediately prior to, and contingent upon, the Effective Time.
The Merger Agreement provides for the merger of Merger Sub with and into Fiesta (the "Merger"), with Fiesta surviving the Merger as a wholly-owned subsidiary of Parent. The Merger Agreement includes a 30-day "go-shop" period that will allow us to affirmatively solicit alternative proposals from interested parties. The closing of the transaction is subject to the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the voting power of the issued and outstanding Shares entitled to vote thereon, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if applicable, the absence of a Material Adverse Effect (as defined in the Merger Agreement) of the Company after the date of the Merger Agreement, and other customary closing conditions.

The Merger Agreement contains certain termination rights, including the right of either Fiesta or Parent to terminate the Merger Agreement if the transaction is not consummated by December 31, 2023. The Merger Agreement also provides for certain termination rights for each of Fiesta and Parent, and provides that, upon termination of the Merger Agreement under certain specified circumstances, Parent would be required to pay a termination fee of $14.0 million to us, and under other specified circumstances, we would be required to pay to Parent a termination fee of $8.5 million. We expect the Merger to close during the fourth quarter of 2023. Upon closing the transaction, Fiesta will operate as a privately held company. We also expect to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. Additional information about the Merger Agreement is set forth in the Company's Current Report on Form 8-K filed with the SEC on August 7, 2023.
Inflationary Factors
Inflationary factors have been experienced primarily in labor costs and other operating costs categories. Insurance costs as a percentage of net sales increased to 1.5% in the second quarter of 2023 from 0.9% in the second quarter of 2022 primarily due to increases in casualty and property insurance rates in 2023.
Pricing action has been taken to offset labor, food and other operating cost increases. In order to maintain value perceptions with our customers, we implemented a phased approach to menu price increases and took lower pricing increases on items purchased by value-conscious customers including our Pollo Time!™ promotional items. Price increases include a 5.0% increase in March 2022, a 1.4% increase in June 2022, a 4.0% increase in September 2022, and a 5.0% increase in March 2023. As a result of this phased approach to menu price increases, margin improvement has been trailing the impact of cost increases noted above, with year over year margin improvement expected to continue compared to 2022, barring unforeseen changes in our cost structure and operating environment.
Executive Summary—Consolidated Operating Performance for the Three Months Ended July 2, 2023
Our second quarter 2023 results and highlights include the following:
•We recognized net income of $3.9 million, or $0.15 per diluted share, in the second quarter of 2023 compared to a net loss of $(6.2) million, or $(0.25) per diluted share, in the second quarter of 2022 due primarily to the impact of higher restaurant sales, lower general and administrative expenses, and lower impairment charges, partially offset by higher insurance costs, as well as higher commodity costs within cost of sales.
•We recognized income from continuing operations of $3.8 million, or $0.15 per diluted share, in the second quarter of 2023 compared to a loss from continuing operations of $(6.5) million, or $(0.26) per diluted share, in the second quarter of 2022 primarily as a result of the foregoing.
•Total revenues increased 8.5% in the second quarter of 2023 to $106.8 million compared to $98.5 million in the second quarter of 2022, driven by an increase in comparable restaurant sales at Pollo Tropical. Comparable restaurant sales increased 9.6% for our Pollo Tropical restaurants resulting from an increase in the impact of product/channel mix and pricing of 6.0%, and an increase in comparable restaurant transactions of 3.6%.
•Consolidated Adjusted EBITDA increased $5.4 million in the second quarter of 2023 to $11.1 million compared to $5.7 million in the second quarter of 2022, driven primarily by the impact of higher restaurant sales, partially offset by higher insurance costs, as well as sales mix within cost of sales. Consolidated Adjusted EBITDA is a non-GAAP financial measure of performance. For a discussion of our use of Consolidated Adjusted EBITDA and a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see "Management's Use of Non-GAAP Financial Measures."

Results of Operations
Unless otherwise noted, this discussion of operating results relates to our continuing operations.
The following table summarizes the changes in the number and mix of Pollo Tropical Company-owned and franchised restaurants:

	Pollo Tropical
	Owned	Franchised	Total
January 1, 2023	137	32	169
New	—	—	—
Closed	—	(2)	(2)
April 2, 2023	137	30	167
New	—	—	—
Closed	(3)	(2)	(5)
July 2, 2023	134	28	162

January 2, 2022	138	31	169
New	—	1	1
Closed	—	(1)	(1)
April 3, 2022	138	31	169
New	—	—	—
Closed	—	(2)	(2)
July 3, 2022	138	29	167
Three Months Ended July 2, 2023 Compared to Three Months Ended July 3, 2022
The following table sets forth, for the three months ended July 2, 2023 and July 3, 2022, selected operating results as a percentage of restaurant sales:

	Three Months Ended
	July 2, 2023	July 3, 2022
Costs and expenses:
Cost of sales	30.5%	33.2%
Restaurant wages and related expenses	24.3%	25.1%
Restaurant rent expense	5.7%	6.1%
Other restaurant operating expenses	17.3%	17.1%
Advertising expense	2.9%	3.3%
Revenues. Revenues include restaurant sales, delivery fee revenues and franchise royalty revenues and fees. Restaurant sales consist of food and beverage sales, net of discounts, at our restaurants. Revenues from delivery fees are collected from the end customer when an order is placed through the Pollo Tropical website or smartphone app. Franchise royalty revenues and fees represent ongoing royalty payments that are determined based on a percentage of franchisee sales and the amortization of initial franchise fees and area development fees associated with the opening of new franchised restaurants. Restaurant sales are influenced by new restaurant openings, closures of restaurants and changes in comparable restaurant sales.
Total revenues increased 8.5% to $106.8 million in the second quarter of 2023 from $98.5 million in the second quarter of 2022. Restaurant sales increased 8.8% to $106.6 million in the second quarter of 2023 from $98.0 million in the second quarter of 2022.

The following table presents the primary drivers of the increase in restaurant sales for Pollo Tropical for the second quarter of 2023 compared to the second quarter of 2022 (in millions):

Increase in comparable restaurant sales	$9.2
Decrease in sales related to closed restaurants, including temporary and partial closures	(0.6)
Total increase	$8.6
Restaurants are included in comparable restaurant sales after they have been open for 18 months. Restaurants are excluded from comparable restaurant sales for any fiscal month in which the restaurant was closed for more than five days. Comparable restaurant sales are compared to the same period in the prior year.
Comparable restaurant sales increased 9.6% for our Pollo Tropical restaurants in the second quarter of 2023 compared to the second quarter of 2022. Increases or decreases in comparable restaurant sales result primarily from an increase or decrease in comparable restaurant transactions and in average check. Changes in average check are primarily driven by menu price increases net of discounts and promotions and changes in sales channel and sales mix.
An increase in the net impact of product/channel mix and pricing of 6.0% was coupled with an increase in comparable restaurant transactions of 3.6% in the second quarter of 2023 compared to the second quarter of 2022. The increase in product/channel mix and pricing was driven primarily by menu price increases of 9.9%. Comparable restaurant sales in the second quarter of 2022 and 2023 were also negatively impacted by the net impact of remodels and refreshes that temporarily closed dine-in and counter take-out operations.
Franchise revenues decreased to $0.2 million in the second quarter of 2023 from $0.5 million in the second quarter of 2022 due primarily to decreased franchise fees from Puerto Rico.
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

The following table presents the primary drivers of the changes in the components of restaurant operating margins for Pollo Tropical for the second quarter of 2023 compared to the second quarter of 2022. All percentages are stated as a percentage of restaurant sales:

Cost of sales:
Menu price increases	(3.0)%
Sales mix	(0.6)%
Reduced commodity costs as a result of non-recurring additional chicken costs in 2022(1)	(1.0)%
Increased other commodity costs	2.0%
Other	(0.1)%
Net decrease in cost of sales as a percentage of restaurant sales	(2.7)%

Restaurant wages and related expenses:
Lower workers' compensation costs primarily due to favorable development on historical claims	(0.8)%
Higher incentive bonus	0.2%
Other	(0.2)%
Net decrease in restaurant wages and related costs as a percentage of restaurant sales	(0.8)%

Other operating expenses:
Higher insurance costs(2)	0.6%
Impact of higher restaurant sales on utilities costs	(0.1)%
Other(3)	(0.3)%
Net increase in other restaurant operating expenses as a percentage of restaurant sales	0.2%

Advertising expense:
Reduced advertising(4)	(0.4)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.4)%
(1)    Related to utilizing    a back-up supplier from May 2022 to early July 2022 due to a short-term capacity disruption experienced by our primary chicken supplier.
(2)    Primarily related to increases in property and casualty insurance costs.
(3)    Primarily related to the impact of higher restaurant sales.
(4) Primarily related to timing of advertising expense targeted to be incurred in the second half of 2023.
Restaurant Rent Expense. Restaurant rent expense includes base rent, contingent rent and common area maintenance and property taxes related to our leases characterized as operating leases. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.7% in the second quarter of 2023 from 6.1% in the second quarter of 2022 due primarily to the impact of higher restaurant sales which were partially offset by higher rental costs related to renewed leases.
General and Administrative Expenses. General and administrative expenses are comprised primarily of (1) salaries and expenses associated with the development and support of our Company and brand and the management oversight of the operation of our restaurants; and (2) legal, auditing and other professional fees, corporate system costs, and stock-based compensation expense.
General and administrative expenses were $10.7 million for the second quarter of 2023 and $12.8 million for the second quarter of 2022 and, as a percentage of total revenues, decreased to 10.0% in the second quarter of 2023 from 13.0% in the second quarter of 2022 due primarily to lower employee and other support costs, as well as lower professional fees and legal costs, coupled with higher total revenue. General and administrative expenses for the second quarter of 2023 included $0.4 million in non-recurring expenses comprised of $0.3 million of professional fees and $0.2 million of general and administrative efficiency initiative costs. General and administrative expenses for the second quarter of 2022 included $1.7 million in non-recurring expenses comprised of $1.2 million of professional fees, $0.3 million of digital platform costs, and $0.2 million of general and administrative efficiency initiative costs.

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
Consolidated Adjusted EBITDA increased to $11.1 million, or 10.4% of total revenues, in the second quarter of 2023 from $5.7 million, or 5.7% of total revenues, in the second quarter of 2022 due primarily to the impact of higher restaurant sales, partially offset by higher insurance costs, as well as higher commodity costs within cost of sales.
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
Restaurant-level Operating Profit increased to $20.6 million, or 19.3% of restaurant sales, in the second quarter of 2023 from $14.9 million, or 15.2% of restaurant sales, in the second quarter of 2022 primarily due to the foregoing. For a reconciliation from income (loss) from operations to Restaurant-level Operating Profit, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $4.8 million in the second quarter of 2023 from $5.2 million in the second quarter of 2022 primarily as a result of decreased depreciation related to impairment of assets from underperforming and closed restaurants, partially offset by an increase in depreciation related to ongoing reinvestment and enhancements to our restaurants that have been made since the second quarter of 2022.
Impairment and Other Lease Charges (Recoveries). Impairment and other lease charges (recoveries) decreased to $0.7 million in the second quarter of 2023 from $2.1 million in the second quarter of 2022.
Impairment and other lease charges (recoveries) for the three months ended July 2, 2023 include lease termination charges of $0.7 million related to closed restaurants.
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
For three Pollo Tropical restaurants with combined carrying values (excluding right-of-use lease assets) of $1.3 million, projected cash flows are not substantially in excess of their carrying values. If the performance of these restaurants does not improve as projected, an impairment charge could be recognized in future periods, and such charge could be material.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income, was $0.2 million for the second quarter of 2023 and consisted of closed restaurant rent and ancillary lease costs of $2.0 million net of sublease income of $(1.8) million. Closed restaurant rent expense, net of sublease income, was $0.4 million for the second quarter of 2022 and consisted of closed restaurant rent and ancillary lease costs of $2.1 million net of sublease income of $(1.7) million.
Other Expense (Income), Net. Other expense (income), net, for the second quarter of 2023 and 2022 primarily consisted of closed restaurant related costs.
Income (Loss) from Operations. As a result of the foregoing, we had income from operations of $4.1 million, or 3.9% of restaurant sales, in the second quarter of 2023 compared to a loss from operations of $(5.3) million, or (5.4)% of restaurant sales, in the second quarter of 2022.
Interest Expense (Income), Net. Interest expense (income), net decreased $(0.2) million to $(0.1) million in the second quarter of 2023 compared to the second quarter of 2022 due primarily to higher interest earned on our operating bank account.
Provision for Income Taxes. The effective tax rate was 9.1% and (21.2)% for the second quarter of 2023 and 2022, respectively. The provision for income taxes for the second quarter of 2023 was derived using an estimated annual effective tax rate of 2.5% which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes the discrete impact of a net increase in our unrecognized tax benefits of $0.3 million for an adjustment to our unrecognized tax benefits and related valuation allowance reserve as a result of nearing the completion of the Internal Revenue Service ("IRS") examination for tax years 2013–2019 and a tax deficiency from the vesting of restricted shares of $0.1 million. The provision for income taxes for the second quarter of 2022 was derived using an estimated annual effective tax rate of (9.1)% which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million.
Income from Discontinued Operations, Net of Tax. All revenues, costs and expenses and income taxes attributable to Taco Cabana have been aggregated within income from discontinued operations, net of tax, in the condensed consolidated statement of operations for all periods presented. During the second quarter of 2023, we recognized less than $0.1 million of income, primarily related to true-up of workers' compensation claims within income from discontinued operations, net of tax, in the condensed consolidated statement of operations. During the second quarter of 2022, we recognized $0.4 million of income, primarily related insurance proceeds, partially offset by workers' compensation claims within income from discontinued operations, net of tax, in the condensed consolidated statement of operations. See Note 2—Dispositions in our unaudited condensed consolidated financial statements.
Net Income (Loss). As a result of the foregoing, we had net income of $3.9 million, or 3.6% of total revenue, in the second quarter of 2023 compared to a net loss of $(6.2) million, or (6.3)% of total revenue, in the second quarter of 2022.
Six Months Ended July 2, 2023 Compared to Six Months Ended July 3, 2022
The following table sets forth, for the six months ended July 2, 2023 and July 3, 2022, selected operating results as a percentage of restaurant sales:

	Six Months Ended
	July 2, 2023	July 3, 2022
Costs and expenses:
Cost of sales	31.1%	32.8%
Restaurant wages and related expenses	24.9%	24.9%
Restaurant rent expense	5.8%	6.2%
Other restaurant operating expenses	17.2%	17.3%
Advertising expense	3.0%	3.2%
Revenues. Total revenues increased 8.3% to $210.2 million in the six months ended July 2, 2023 from $194.1 million in the six months ended July 3, 2022. Restaurant sales increased 8.5% to $209.7 million in the six months ended July 2, 2023 from $193.2 million in the six months ended July 3, 2022.
The following table presents the primary drivers of the increase in restaurant sales for Pollo Tropical for the six months ended July 2, 2023 compared to the six months ended July 3, 2022 (in millions):

Increase in comparable restaurant sales	$18.2
Decrease in sales related to closed restaurants, including temporary closures	(1.7)
Total increase	$16.5

Comparable restaurant sales increased 9.7% for our Pollo Tropical restaurants in the six months ended July 2, 2023.
For Pollo Tropical, an increase in the net impact of product/channel mix and pricing of 7.4% was coupled with an increase in comparable restaurant transactions of 2.3% in the six months ended July 2, 2023 compared to the six months ended July 3, 2022. The increase in product/channel mix and pricing was driven primarily by menu price increases of 9.9%. Comparable restaurant sales in the six months ended July 2, 2023 and July 3, 2022 were also negatively impacted by remodels and refreshes that temporarily closed dine-in and counter take-out operations.
Franchise revenues decreased to $0.5 million in the six months ended July 2, 2023 from $0.9 million in the six months ended July 3, 2022 due primarily to decreased franchise fees from Puerto Rico.
The following table presents the primary drivers of the changes in the components of restaurant operating margins for the six months ended July 2, 2023 compared to the six months ended July 3, 2022. All percentages are stated as a percentage of restaurant sales:

Cost of sales:
Menu price increases	(3.1)%
Reduced commodity costs as a result of non-recurring additional chicken costs in 2022(1)	(0.5)%
Increased other commodity costs	2.2%
Other	(0.3)%
Net decrease in cost of sales as a percentage of restaurant sales	(1.7)%

Restaurant wages and related expenses:
Lower workers' compensation costs primarily due to favorable development on historical claims	(0.3)%
Higher labor costs due to higher wage rates, partially offset by the impact of higher restaurant sales(2)	0.3%
Net change in restaurant wages and related costs as a percentage of restaurant sales	—%

Other operating expenses:
Impact of higher restaurant sales on utilities costs	(0.2)%
Impact of higher restaurant sales on delivery fees	(0.2)%
Higher insurance costs(3)	0.6%
Other(4)	(0.3)%
Net decrease in other restaurant operating expenses as a percentage of restaurant sales	(0.1)%

Advertising expense:
Reduced advertising(5)	(0.2)%
Net decrease in advertising expense as a percentage of restaurant sales	(0.2)%
(1)    Related to utilizing    a back-up supplier from May 2022 to early July 2022 due to a short-term capacity disruption experienced by our primary chicken supplier.
(2)    Primarily due to staff stabilization with increased operating hours and higher wage rates in 2023.
(3)    Primarily related to increases in property and casualty insurance costs.
(4)    Primarily related to the impact of higher restaurant sales.
(5) Primarily related to timing of advertising expense targeted to be incurred in the second half of 2023.
Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.8% in the six months ended July 2, 2023 from 6.2% in the six months ended July 3, 2022 due primarily to the impact of higher comparable restaurant sales which were partially offset by higher rental costs related to renewed leases.

General and Administrative Expenses. General and administrative expenses were $23.9 million for the six months ended July 2, 2023 and $25.1 million for the six months ended July 3, 2022 and, as a percentage of total revenues, decreased to 11.4% in the six months ended July 2, 2023 compared to 12.9% in the six months ended July 3, 2022 due primarily to lower employee and other support costs, as well as lower professional fees and legal costs, coupled with higher total revenue. General and administrative expenses for the six months ended July 2, 2023 included $2.1 million in non-recurring expenses comprised of $0.8 million of general and administrative efficiency initiative costs, $0.4 million of professional fees, and $0.1 million digital platform costs. General and administrative expenses for the six months ended July 3, 2022 included $3.0 million in non-recurring expenses comprised of $1.9 million of professional fees, $0.6 million digital platform costs, and $0.5 million of general and administrative efficiency initiative costs.
Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA, a non-GAAP financial measure, increased to $17.6 million, or 8.4% of total revenues, in the six months ended July 2, 2023 from $10.9 million, or 5.6% of total revenues, in the six months ended July 3, 2022 due primarily to the impact of higher restaurant sales, partially offset by higher insurance costs, labor costs, as well as higher commodity costs within cost of sales. For a reconciliation from net income (loss) to Consolidated Adjusted EBITDA, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Restaurant-level Operating Profit. Restaurant-level Operating Profit, a non-GAAP financial measure, increased to $37.7 million, or 18.0% of restaurant sales, in the six months ended July 2, 2023 from $30.2 million, or 15.6% of restaurant sales, in the six months ended July 3, 2022 due primarily to the foregoing. For a reconciliation from income (loss) from operations to Restaurant-level Operating Profit, see the heading titled "Management's Use of Non-GAAP Financial Measures."
Depreciation and Amortization. Depreciation and amortization expense decreased to $9.2 million in the six months ended July 2, 2023 from $10.3 million in the six months ended July 3, 2022 due primarily as a result of decreased depreciation related to impairment of assets from underperforming and closed restaurants, partially offset by an increase in depreciation related to ongoing reinvestment and enhancements to our restaurants that have been made since the second quarter of 2022.
Impairment and Other Lease Charges (Recoveries). Impairment and other lease charges (recoveries) increased to $2.9 million in the six months ended July 2, 2023 from $1.4 million in the six months ended July 3, 2022.
Impairment and other lease charges (recoveries) for the six months ended July 2, 2023 include impairment charges of $1.4 million related primarily to impairment of assets from four underperforming Pollo Tropical restaurants, three of which were closed in the second quarter of 2023, and lease termination charges of $1.5 million related to the reduction of our corporate office space and closed restaurants.
Impairment and other lease charges (recoveries) for the six months ended July 3, 2022 include impairment charges of $2.2 million related primarily to impairment of assets from four underperforming Pollo Tropical restaurants, partially offset by net gains from lease terminations of $(0.7) million.
Closed Restaurant Rent Expense, Net of Sublease Income. Closed restaurant rent expense, net of sublease income was less than $0.1 million for the six months ended July 2, 2023 and consisted of closed restaurant rent and ancillary lease costs of $4.1 million net of sublease income of $(4.1) million. Closed restaurant rent expense, net of sublease income was $0.8 million for the six months ended July 3, 2022 and consisted of closed restaurant rent and ancillary lease costs of $4.3 million net of sublease income of $(3.6) million.
Other Expense (Income), Net. Other expense (income), net, for the six months ended July 2, 2023 and July 3, 2022 primarily consisted of closed restaurant related costs.
Income (Loss) from Operations. As a result of the foregoing, we had income from operations of $2.0 million, or 1.0% of restaurant sales, for the six months ended July 2, 2023 compared to a loss from operation of $(6.7) million, or (3.5)% of restaurant sales, for the six months ended July 3, 2022.
Interest Expense (Income), Net. Interest expense (income), net, decreased $(0.2) million to less than $0.1 million for the six months ended July 2, 2023 from $0.2 million for the six months ended July 3, 2022 due primarily to higher interest earned on our operating bank account.
Provision for Income Taxes. The effective tax rate was 17.2% and (13.3)% for the six months ended July 2, 2023 and July 3, 2022, respectively. The provision for income taxes for the six months ended July 2, 2023 was derived using an estimated annual effective tax rate of 2.5% which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes the discrete impact of a net increase in our unrecognized tax benefits of $0.3 million for an adjustment to our unrecognized tax benefits and related valuation allowance reserve as a result of nearing the completion of the IRS examination for tax years 2013–2019 and a tax deficiency from the vesting of restricted shares of $0.1 million. The provision for income taxes for the six months ended July 3, 2022 was derived using an estimated annual effective tax rate of (9.1)% which includes changes in the valuation allowance as a result of originating temporary differences during the year and excludes the discrete impact of a tax deficiency from the vesting of restricted shares of $0.2 million.
Income from Discontinued Operations. During the six months ended July 2, 2023, we recognized $0.4 million of income related to insurance proceeds for winter storm damages in Texas that occurred in the first quarter of 2021 and $0.1 million of expenses primarily related to workers' compensation claims within income from discontinued operations, net of tax, in the condensed consolidated statement of operations. During the six months ended July 3, 2022, we recognized $0.2 million of income, primarily related to insurance proceeds and a reduction of stock-based compensation, slightly offset by expenses related to workers' compensation claims within income from discontinued operations, net of tax, in the condensed consolidated statement of operations. See Note 2—Dispositions in our unaudited condensed consolidated financial statements.
Net Income (Loss). As a result of the foregoing, we had net income of $2.0 million, or 0.9% of total revenue, for the six months ended July 2, 2023 compared to a net loss of $(7.6) million, or (3.9)% of total revenue, for the six months ended July 3, 2022.

Liquidity and Capital Resources
Unless otherwise noted, this discussion of liquidity and capital resources relates to our combined operations.
We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. Although, as a result of our substantial cash balance, we did not have a working capital deficit at July 2, 2023, we have the ability to operate with a substantial working capital deficit (and we have historically operated with a working capital deficit) because:
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
Operating Activities. Net cash provided by operating activities in the first six months of 2023 and 2022 was $13.4 million and $10.7 million, respectively. The increase in net cash provided by operating activities in the six months ended July 2, 2023 was primarily driven by an increase in Consolidated Adjusted EBITDA, partially offset by the timing of payments.
Investing Activities. Net cash used in investing activities in the first six months of 2023 and 2022 was $10.2 million and $8.2 million, respectively. Capital expenditures are generally the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling/reimaging, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures from continuing operations for the periods presented (dollars in thousands):

	Pollo Tropical	Other	Continuing Operations
Six Months Ended July 2, 2023:
New restaurant development	$—	$—	$—
Restaurant remodeling	1,878	—	1,878
Other restaurant capital expenditures(1)	6,263	—	6,263
Corporate and restaurant information systems	2,514	16	2,530
Total capital expenditures	$10,655	$16	$10,671
Number of new restaurant openings	—		—
Six Months Ended July 3, 2022:
New restaurant development	$—	$—	$—
Restaurant remodeling	3,311	—	3,311
Other restaurant capital expenditures(1)	3,895	—	3,895
Corporate and restaurant information systems	1,185	54	1,239
Total capital expenditures	$8,391	$54	$8,445
Number of new restaurant openings	—		—
(1)    Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our unaudited condensed consolidated financial statements. For the six months ended July 2, 2023 and July 3, 2022, total restaurant repair and maintenance expenses were approximately $8.2 million and $7.5 million, respectively.
Net cash provided by investing activities from discontinued operations in the first six months of 2023 and 2022 included proceeds from insurance recoveries of $0.5 million and $0.2 million, respectively.
Total capital expenditures in 2023 are expected to be between $22.0 million and $25.0 million.
Financing Activities. Net cash used in financing activities in the first six months of 2023 was $0.6 million and primarily consisted of payments to repurchase our common stock in connection with the net share settlement to satisfy the minimum statutory tax withholding requirements related to the vesting of restricted stock grants for certain employees. Net cash used in financing activities in the first six months of 2022 primarily consisted of $0.2 million in payments to repurchase our common stock under our share repurchase program.
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
Borrowings under the senior credit facility bear interest at a rate per annum, at our option, equal to either (all terms as defined in the senior credit facility):
1)    the Base Rate plus the Applicable Margin of 6.75% with a minimum Base Rate of 2.00%, or
2)    the Benchmark Replacement (formerly LIBOR) Rate plus the Applicable Margin of 7.75%, with a minimum Benchmark Replacement (formerly LIBOR) Rate of 1.00%.
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
As of July 2, 2023, we had no outstanding borrowings under the senior credit facility and we were in compliance with the financial covenants under our senior credit facility. At July 2, 2023, $10.0 million was available for borrowing under the revolving credit facility.
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
Inflation
The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses and energy costs. Labor costs in our restaurants are impacted by a number of factors such as labor supply and changing market conditions, as well as changes in the federal and state hourly minimum wage rates and changes in payroll related taxes, including federal and state unemployment taxes. Labor supply across other industries also negatively impacts the costs of supplies, commodities, logistics, and utilities. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to fully offset such inflationary cost increases in the future.

Critical Accounting Estimates
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Basis of Presentation" footnote in the notes to our consolidated financial statements for the year ended January 1, 2023 included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. These estimates involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the financial condition or results of operations. There have been no material changes affecting our critical accounting policies for the six months ended July 2, 2023.
Management's Use of Non-GAAP Financial Measures
Consolidated Adjusted EBITDA is a non-GAAP financial measure. We use Consolidated Adjusted EBITDA in addition to net income (loss) and income (loss) from operations to assess our performance, and we believe it is important for investors to be able to evaluate us using the same measures used by management. We believe this measure is an important indicator of our operational strength and the performance of our business and it provides a view of operations absent non-cash activity and items that are not related to the ongoing operation of our restaurants or affect comparability period over period. Consolidated Adjusted EBITDA is defined as earnings before interest expense (income), net, income taxes, depreciation and amortization, impairment and other lease charges (recoveries), goodwill impairment, closed restaurant rent expense, net of sublease income, stock-based compensation expense, other expense (income), net, and certain significant items that management believes are related to strategic changes and/or are not related to the ongoing operation of our restaurants as set forth in the reconciliation table below. Consolidated Adjusted EBITDA as calculated by us is not necessarily comparable to similarly titled measures reported by other companies, and should not be considered as an alternative to net income (loss), earnings (loss) per share, cash flows from operating activities or other financial information determined under GAAP.
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

A reconciliation from consolidated net income (loss) to Consolidated Adjusted EBITDA follows (in thousands).

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income (loss)	$3,859	$(6,221)	$1,950	$(7,577)
Income from discontinued operations, net of tax	(30)	(267)	(265)	(212)
Provision for income taxes	382	1,134	349	912
Income (loss) from continuing operations before taxes	4,211	(5,354)	2,034	(6,877)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	4,822	5,232	9,214	10,346
Impairment and other lease charges (recoveries)	685	2,110	2,941	1,408
Interest expense (income), net	(81)	85	2	170
Closed restaurant rent expense, net of sublease income	238	401	(46)	781
Other expense (income), net	157	83	172	134
Stock-based compensation expense	—	6	4	13
Total non-general and administrative adjustments	5,821	7,917	12,287	12,852
General and administrative adjustments:
Stock-based compensation expense	638	1,388	1,233	2,011
Non-recurring professional fees(1)	255	1,197	420	1,902
G&A efficiency initiatives(2)	156	193	825	454
Restructuring costs(3)	—	—	717	—
Digital costs(4)	—	315	91	606
Total general and administrative adjustments	1,049	3,093	3,286	4,973
Consolidated Adjusted EBITDA	$11,081	$5,656	$17,607	$10,948
Total revenues	$106,843	$98,487	$210,214	$194,096
Net income (loss) as a percentage of total revenues	3.6%	(6.3)%	0.9%	(3.9)%
Consolidated Adjusted EBITDA as a percentage of total revenues	10.4%	5.7%	8.4%	5.6%
(1)    Non-recurring professional fees consist of costs related to growth initiatives.
(2)    G&A efficiency initiatives consist of non-recurring retention bonus costs and costs related to the acceleration and write-off of costs related to accounting system implementation.
(3)     Restructuring costs for the six months ended July 2, 2023 include severance costs related to the departure of a former executive, CEO search firm fees, and eliminated positions related to the accounting outsourcing.
(4)    Digital costs for the six months ended July 2, 2023 and the three and six months ended July 3, 2022 include costs related to enhancing the digital experience for our customers.

A reconciliation from income (loss) from operations to Restaurant-level Operating Profit follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Income (loss) from operations	$4,130	$(5,269)	$2,036	$(6,707)
Add:
Non-general and administrative adjustments:
Depreciation and amortization	4,822	5,232	9,214	10,346
Impairment and other lease charges (recoveries)	685	2,110	2,941	1,408
Closed restaurant rent expense, net of sublease income	238	401	(46)	781
Other expense (income), net	157	83	172	134
Stock-based compensation expense	—	6	4	13
Total non-general and administrative adjustments	5,902	7,832	12,285	12,682
General and administrative adjustments:
Stock-based compensation expense	638	1,388	1,233	2,011
Non-recurring professional fees(1)	255	1,197	420	1,902
G&A efficiency initiatives(2)	156	193	825	454
Restructuring costs(3)	—	—	717	—
Digital costs(4)	—	315	91	606
Total general and administrative adjustments	1,049	3,093	3,286	4,973
Consolidated Adjusted EBITDA	$11,081	$5,656	$17,607	$10,948
Restaurant-level adjustments:
Add: Other general and administrative expense(5)	9,680	9,698	20,626	20,160
Less: Franchise royalty revenue and fees	206	464	513	873
Restaurant-level Operating Profit	$20,555	$14,890	$37,720	$30,235
Restaurant sales	$106,637	$98,023	$209,701	$193,223
Income (loss) from operations as a percentage of restaurant sales	3.9%	(5.4)%	1.0%	(3.5)%
Restaurant-level Operating Profit as a percentage of restaurant sales	19.3%	15.2%	18.0%	15.6%
(1)    Non-recurring professional fees consist of costs related to growth initiatives.
(2)    G&A efficiency initiatives consist of non-recurring retention bonus costs and costs related to the acceleration and write-off of costs related to accounting system implementation.
(3)     Restructuring costs for the six months ended July 2, 2023 include severance costs related to the departure of a former executive, CEO search firm fees, and eliminated positions related to the accounting outsourcing.
(4)    Digital costs for the six months ended July 2, 2023 and the three and six months ended July 3, 2022 include costs related to enhancing the digital experience for our customers.
(5)    Excludes general and administrative adjustments included in Consolidated Adjusted EBITDA.

Forward Looking Statements
Matters discussed in this report and in our public disclosures, whether written, oral or otherwise made, relating to future events or future performance, including any discussion, express or implied regarding our anticipated growth, plans, objectives and the impact of our initiatives, including our efforts to reduce general and administrative expenses, our investments in strategic and sales building initiatives, including those relating to operations improvements, marketing and brand building, unit remodels and refreshes, and planned price increases on future sales, transaction growth, margins, earnings and liquidity, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are often identified by the words "believe," "positioned," "estimate," "project," "plan," "goal," "target," "assumption," "continue," "intend," "expect," "future," "anticipate," and other similar expressions, whether in the negative or the affirmative, that are not statements of historical fact. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report and in our other public filings with the United States Securities and Exchange Commission ("SEC"). Additional factors that may cause actual results to differ materially from any forward-looking statements regarding the proposed transaction with Authentic Restaurant Brands and its affiliates include, but are not limited to: occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement or the failure to satisfy the closing conditions, the possibility that the consummation of the proposed transaction is delayed or does not occur, including the failure of the Company's stockholders to approve the proposed transaction, uncertainty as to whether the parties will be able to complete the proposed transaction on the terms set forth in the merger agreement, uncertainty regarding the timing of the receipt of required regulatory approvals for the proposed transaction and the possibility that the parties may be required to accept conditions that could reduce or eliminate the anticipated benefits of the proposed transaction as a condition to obtaining regulatory approvals or that the required regulatory approvals might not be obtained at all, the outcome of any legal proceedings that have been or may be instituted against the parties or others following announcement of the transactions contemplated by the merger agreement, challenges, disruptions and costs of integrating and achieving anticipated synergies, or that such synergies will take longer to realize than expected, risks that the proposed transaction and other transactions contemplated by the merger agreement disrupt current plans and operations that may harm the Company's businesses, the amount of any costs, fees, expenses, impairments and charges related to the proposed transaction, and uncertainty as to the effects of the announcement or pendency of the proposed transaction on the market price of the Company's common stock and/or on its financial performance. All forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports represent our estimates as of the date made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2023.
Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the second quarter of 2023 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are a party to various litigation matters incidental to the conduct of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our business, results of operations or financial condition.

ITEM 1A. RISK FACTORS
Part 1—Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 other than the following risks set forth below.
Uncertainties associated with the proposed Merger may adversely affect our business, financial condition and results of operations.
Uncertainty about the effect of the proposed Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed Merger is completed. These risks to our business include, without limitation, the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:
•the impairment of our ability to attract, retain, and motivate our employees, including key personnel, and the possibility that our current employees could be distracted due to uncertainty regarding the Merger;
•the diversion of significant management time and resources towards the completion of the proposed Merger;
•difficulties maintaining relationships with customers, suppliers, and other business partners (including existing franchisees);
•delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•the inability to pursue alternative business opportunities, which could discourage a third party that may have an interest in acquiring all or part of our business from considering that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger;
•litigation relating to the proposed Merger and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger.

Even if successfully completed, there are certain risks to our shareholders from the consummation of the Merger, including:
•the amount of cash to be paid per share of our common stock under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•receipt of the all-cash per share consideration would be taxable to shareholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.
There can be no assurance that the proposed Merger be consummated within the expected timeframe, or at all. The consummation of the proposed Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding Shares (as defined in the Merger Agreement) entitled to vote thereon, (ii) any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated, (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement and (iv) other customary closing conditions. There can be no assurance that each of these and the other applicable conditions to closing will be satisfied, or that the Merger will close on the terms reflected in the Merger Agreement, within the expected timeframe, or at all.
The Merger Agreement also provides that the Merger Agreement may be terminated by us or Parent under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Parent a termination fee of $8.5 million (or $4.5 million if terminated by us during the "go-shop" period to enter into a transaction constituting a superior proposal under the Merger Agreement). If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction.
In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $8.50 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.
Lawsuits relating to the Merger could be filed against us, including by our stockholders.
In connection with the Merger, plaintiffs may file lawsuits (including any putative class action) against us, Parent and/or the directors and officers of each company. Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any lawsuits filed against us is uncertain and could delay or prevent completion of the Merger. While we plan to vigorously defend any such lawsuits, we may not be successful in defending against any such claims. Additionally, the costs of defense of such litigation, including costs associated with the indemnification of directors and officers, and other effects, such as negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and results of operations.
We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement that could harm our business relationships, financial condition, results of operations, and business.
Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business that could harm our business relationships, financial condition, results of operations, cash flows and business, including restrictions with respect to our ability to, among other things and subject to certain exceptions:
•revise our organizational documents;
•adopt, amend, modify in any material respect or terminate any employee plans;
•increase the compensation of any director, officer, independent contractor or employee earning above a certain salary;
•hire or terminate any employee or independent contractor earning above a certain salary;
•compromise or settle certain legal proceedings;
•change our methods, principles or practices of financial accounting;
•incur capital expenditures above specified thresholds;
•declare and pay dividends;
•repurchase our outstanding common stock;
•freely issue securities; and
•incur indebtedness above specified thresholds.
Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business and could otherwise adversely affect our business and operations prior to completion of the Merger.

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
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended July 2, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2023 to April 30, 2023	—	$—	—	137,462
May 1, 2023 to June 4, 2023	3,731	8.03	—	137,462
June 5, 2023 to July 2, 2023	—	—	—	137,462
Total	3,731	$8.03	—
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

FIESTA RESTAURANT GROUP, INC.

Date: August 10, 2023	/s/ DIRK MONTGOMERY
(Signature)
Dirk Montgomery Chief Executive Officer

Date: August 10, 2023	/s/ TYLER YOESTING
(Signature)
Tyler Yoesting Acting Chief Financial Officer, Vice President, Corporate Controller and Chief Accounting Officer
(Principal Financial Officer)